Form 10-Q
period 1995-03-31
COMPUDYNE CORP
filed 1995-05-11
CIK 22912

FORM 10-Q
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington,D.C. 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        March 31, 1995

                                  OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

Commission File Number               1-4245

                             CompuDyne Corporation
           (Exact name of registrant as specified in its charter)

     Pennsylvania                            23-1408659
(State or other jurisdiction of          (I.R.S. Employer
 Incorporation or Organization)           Identification No.)


       90 State House Square, Hartford, Connecticut 06103-3720
               (Address of principal executive offices)


                            (203) 247-7611
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    NO

As of May 9, 1995, a total of 1,603,372 shares of Common Stock, $.75 par value,
were outstanding.
                     COMPUDYNE CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                     Page No.

Part I.  Financial Information


  Item 1. Financial Statements
   Consolidated Balance Sheets - March 31, 1995
   and December 31, 1994                               3

  Consolidated Statements of Operations - Three
  Months Ended March 31, 1995 and 1994                 4

  Consolidated Statements of Cash Flows
  Three Months Ended March 31, 1995 and 1994           5

  Notes to Consolidated Financial Statements           6-9

  Item 2. Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                   10-11

Part II.  Other Information                             12


   Item 6. Exhibits and Reports on Form 8-K             13

      Signature                                        14

      Index to Exhibits                                15

      Computation of Net Income Per Share

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)
                                   March 31,              December 31,
                                     1995                     1994

ASSETS

Current Assets:

    Cash                                $      252         $      202
    Accounts receivable, net                 1,214              1,827
    Inventories:
      Work in process                          307                260
      Raw materials and supplies               270                254
 Total inventories                             577                514

Prepaid expenses and other current assets       66                 37
        Total Current Assets                 2,109              2,580
Non-current receivables, related partie           5                  5
Property, plant and equipment, at cost          706                699
    Less:  accumulated depreciation and amortization (674)  (      672)
Net property, plant and equipment                32                 27
Other assets, net                                10                 10

        Total Assets                     $    2,156         $    2,622



LIABILITIES AND SHAREHOLDERS'(DEFICIT) EQUITY


Current Liabilities:

    Accounts payable                     $    1,084              1,137
    Customer deposits                            33                 92
    Accrued pension costs                        25                 25
    Accrued expenses                            642                865
    Current portion of deferred compensation     96                 71

        Total Current Liabilities             1,880              2,190


Long term pension liability                     304                304
Deferred compensation, net of current portion    77                128
        Total Liabilities                     2,261              2,622

SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, par value $.75 per share 10,000,000 shares
authorized; 1,603,372 shares issued and outstanding        1,202   1,202
Other capital                                              7,988   7,988
Receivable from management                                   (92)    (92)

Deficit                                                   (9,203) (9,098)

        Total Shareholders'Equity (Deficit)                 (105)     -

Total Liabilities and Shareholders' Equity (Deficit)  $    2,156  $ 2,622


                See Notes to Consolidated Financial Statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)




                                          Three Months Ended
                                               March 31,
                                            1995        1994

Net sales                               $   2,331      $   2,401

Cost of sales                                1,903         1,844
    Gross margin                               428           557
Selling, general and administrative
 expenses                                     529           481
Research and Development                         5            16

    Operating income (loss)                   (106)           60

Other (income) expense
  Interest expense                               7             3
  Interest income                               (4)           (4)
  Other (income) expense                        (3)       (1,397)

    Total other (income) expense, net            -         1,398

Income (loss) from continuing operations
  before income tax provision                 (106)        1,458
Income tax provision (benefit)                   -             1

Income (loss) from continuing operations      (106)        1,457

            Net income (loss)            $    (106)    $   1,457

Weighted average common shares               1,603         1,762

Net income (loss) per common share:
    Continuing operations                $    (.07)    $     .83
    Divested operations                          -             -
Net income (loss)                        $    (.07)    $     .83


                 See Notes to Consolidated Financial Statements

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                     Three Months Ended
                                                          March 31,

                                                     1995        1994


Cash flows provided by (used for) operating activities:


Income (loss) from continuing operations            $  (106)      $  1,457
Depreciation and amortization                             2              -

  Changes in assets and liabilities:
    Decrease in accounts receivable                     613            142
    (Increase) decrease in inventories                  (63)           (42)
    Increase in prepaid expenses                        (29)           (70)
    Decrease in accounts payable                        (53)          (299)
    Increase (decrease) in accrued liabilities         (223)            64
    Increase (decrease) in customer deposits            (59)            23
    Other, net                                          (25)          (168)

Cash flows provided by (used for) operating activities   57          1,107

Cash flows used for investing activities:
  Increase in receivables from related parties            -             (7)
  Additions to property, plant and equipment             (7)             -
Net cash flows used for investing activities             (7)            (7)


Cash flows (used for) financing activities:
   Collection of receivable from management               -              8
   Increase in short term debt                            -            698
   Decrease in long term debt                             -           (737)
Net cash (used for) provided by financing activities      -            (31)

Net increase (decrease) in cash                          50          1,069
Cash and cash equivalents at beginning of period        202            298
Cash and cash equivalents at end of period          $   252       $  1,367


Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
      Interest                                      $     7       $     25
      Income Taxes                                        -              1

                 See Notes to Consolidated Financial Statements.
                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




SIGNIFICANT ACCOUNTING POLICIES

All financial information for all interim periods presented is unaudited. The financial statements have been prepared in conformity with the accounting principles described in CompuDyne Corporation's ("CompuDyne" or the "Company") most recent Form 10-K filing. The management of CompuDyne believes that all adjustments necessary to present a fair statement of the results for the periods have been included.
The adjustments consisted only of normal reoccurring accruals.

Net Income (Loss) per common share. Net income (loss) per common share was determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the effect of common stock equivalents and stock awards where such effect would be dilutive.



CONTRACTS IN PROGRESS

     Contracts in progress consist of the following:


($ in thousands)                       March 31,      December 31,
          1995                           1994

U.S. Government Contracts:
  Billed                            $         426    $       390
  Unbilled                                    440            644(1)
     Total                          $         866    $     1,044

(1): The reserve for disallowances of $168 thousand at December 31, 1994 and March 31, 1995 the reserve is included in other accrued expenses.


Almost all of the U.S. Government billed and unbilled receivables are derived from cost-plus or time-and material contracts. The conversion of the majority of the dollars from unbilled to billed receivables is merely a timing consideration, i.e., they will be billed within six days after the month-end closing date. The remainder will be billed following final audit of direct and indirect costs by the Defense Contract Audit Agency.

NOTES PAYABLE

On November 18, 1994 CompuDyne obtained a $350 thousand working capital line of credit agreement with the Asian American Bank and Trust Company of Boston
Massachusetts. The Company used the line of credit during the quarter and paid off its loans at March 31, 1995. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1.0. As of March 31, 1995 the Company had a working capital ratio of 1.12 to 1.0.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain of its subsidiaries are obligated as lessees under various
operating leases for office, distribution and manufacturing facilities. Noncancelable operating lease commitments are approximately $297 thousand in 1995, $437 thousand in
1996, $450 thousand in 1997, $464 thousand in 1998, $477 thousand in 1999 and
$80
thousand in 2000.

On December 31, 1993, CompuDyne Inc. ("CDI") a wholly-owned subsidiary of the Company filed a petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code with the U. S. Bankruptcy Court in Hartford Connecticut. At the time
CDI filed for bankruptcy it was indebted to the Company in an amount of approximately
$2.6 million.  It is improbable that the Company will recover any portion of this
indebtedness. CDI is the subject of several federal and state administrative proceedings and lawsuits with respect to environmental and other matters. As a result of the
bankruptcy petition, such proceedings and lawsuits have been stayed. Management is
unable to assess whether the Company will be held responsible for environmental clean-
up costs with respect to any of the properties now or formerly owned by CDI. The only claim which has been made against the Company was settled in December 1992 for
$10
thousand.

On December 20, 1993, the Company received a summons naming it as a third party defendant in four asbestosis cases pending against a former subsidiary of CDI. The
Company's insurance carriers are currently defending the claims. Management believes that any ultimate obligation relative to this claim, if any, will not have a material impact on the Company's financial position and results of operations.

During the third quarter of 1994, the Company and CDI received notice from Everbrite Electric Signs, Inc. (Everbrite) notifying the Company that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaborad Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina
Department of Environment, Health and Natural Resources indicates that General Indicator Corp. a former subsidiary of CDI sent 1,540 gallons of paint related matter in
1986 to the site. According to the purchase and sale agreement with Everbrite, the
Company has an obligation to defend them on actions of this nature prior to 1988.
Accordingly, the Company recommended that Everbrite join a Seaboard Defense Group which it did. The total anticipated costs of remediating the site will be approximately $4-
6 thousand to the Company.

In October 1994, the Company received notice from three former employees of QDi alleging incidences of sexual harassment from supervisors and employees during their period of employment. The employees have offered to settle the claim for $100 thousand each or have threatened to initiate litigation. The Company has thoroughly investigated the incident upon its allegation and determined that the claims are without merit and will vigorously defend any litigation against it.

The company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the
Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.


RELATED PARTIES

CompuDyne provides corporate services to Corcap for which it charged $- a month for the first quarter of 1995 compared to $4 thousand a month during 1994.

Corcap's residual outstanding debt to CompuDyne was $5 thousand as of March 31, 1995 compared to a $22 thousand as of March 31, 1994.

During January 1995 Corcap sold 13,500 shares of CompuDyne Common Stock under Rule 144 of the Securities Act of 1933.

As a result of the sale of the 13,500 shares by Corcap, Corcap's ownership of CompuDyne Common Stock decreased from 35.0% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994 to 34.2% as of March 31, 1995,
and, after assuming the exercise of Warrants for 150,000 shares of CompuDyne Common
Stock (which are presently exercisable until November 18, 1996) Corcap's ownership would be increased to 39.8%. Pursuant to Stock Purchase Agreements, dated August 1,
1993, between CompuDyne and five members of management, such persons may purchase up to an additional 125,000 shares of CompuDyne Common Stock on each of
August 1, 1995 and 1996, assuming certain conditions are met. During 1994, the stock ownership of all members of CompuDyne management (four persons), increased to 13.3% of the issued and outstanding shares of CompuDyne Common Stock, and, after assuming the exercise of the Corcap Warrants, management's ownership would decrease to 12.1%. If such persons purchase all of such shares, Corcap's ownership, on a fully diluted basis, would be decreased to 35% and management's ownership, on a fully diluted basis, would be increased to 22.6%

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

At the end of the 1995 first quarter CompuDyne had working capital of $229 thousand which compares with $390 thousand at year end. The $161 thousand decrease was primarily due to the loss for the quarter of $106 thousand and a reduction of deferred compensation of $51 thousand and an increase in fixed assets of $7 thousand.




RESULTS OF OPERATIONS

CompuDyne had a loss of $106 thousand for the 1995 first quarter compared with a net income of $1,454 million for the 1994 first quarter. The loss for the 1995 first quarter was primarily attributable to Suntec division which lost $128 thousand and Data
Control which lost $52 thousand. Quanta earned $116 thousand for the quarter while
Corporate activities cost $42 thousand. Net income during the 1994 first quarter was primarily attributable to the collection of life insurance proceeds of $1.8 million which was offset by a liability of $442 thousand for deferred compensation payments due nine former executives who had been given a contingent interest in the policies and operating income of $60 thousand. At the end of the first quarter the Company had a backlog of
$7 million.

Net sales from continuing operations in the first quarter of 1995 decreased 4% to
$2.3 million from $2.4 million in the first quarter of 1994. The decrease was primarily due to the Suntec division which had sales of $285 thousand compared with $649 thousand for the 1994 first quarter. This was offset by increases in sales at Quanta
Systems division where revenues increased by $306 thousand to $1.940 million for the
1995 first quarter. Data Control division had a small sales decline of $11 thousand when compared to the 1994 first quarter.

Gross margin for the first quarter of 1995 decreased $129 thousand (23%) to
$428
thousand from $557 thousand for the first quarter of 1994. Suntec's Gross Margin decreased by $174 thousand as a result of lower sales volume but was offset again by
DCS which had an increase of $10 thousand and Quanta Systems Division which had a increase of $37 thousand.

Selling, general and administrative expense increased $48 thousand, or 10%, to $529 thousand from $481 thousand for the 1994 first quarter. There were increases in expenses at DCS $28 thousand and Quanta Systems $25 thousand which were offset by
Suntec $133 thousand. Corporate expenses during the quarter were $128 thousand higher due to the reversal of excess accruals at the Corporate offices in 1994.

Research and development costs decreased $11 thousand to $5 thousand.

CompuDyne's interest expense for the 1995 first quarter increased $4 thousand to
$7 thousand compared with the 1994 first quarter of $3 thousand. The increase was attributable to the use of the revolving line of credit with Asian American Bank during the quarter.

Other income of $3 thousand for the 1995 first quarter compares with $1.4 million
for the 1994 first quarter. During the first quarter of 1994, the Company received the insurance proceeds from the death of Frank Kelley of $1.831 million, which was offset by a liability for deferred compensation payments due nine former executives of
$442
thousand.

                        PART II - OTHER INFORMATION


Item 6  - Exhibits and Reports on Form 8-K

(a) Exhibit (11) - Consolidated Computation of Net Income (Loss) Per Share

(b) Reports on Form 8-K
     None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      COMPUDYNE CORPORATION



Date: May 9, 1995
      /s/ I. Elaine Chen
      I. Elaine Chen
      Corporate Controller
      (Chief Accounting                           Officer)

                                INDEX TO EXHIBITS



Computation of Net Income Per Common Share

                        Exhibit 11

                             COMPUDYNE CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                   (In Thousands, Except for Per Share Data)
                                  (Unaudited)

                                             Three Months Ended
                                                  March 31
Average Shares Outstanding                           1994           1993
1.  Average number of common shares
    outstanding                                     1,603          1,478
2.  Adjusted weighted average stock options             -             68
3.  Adjusted weighted average number of
    common stock warrants outstanding                   -            216
    standing                                        1,603          1,762

Net Income (Loss)

4.  Income (loss) from continuing operations     $   (106)       $ 1,457


5.  Adjusted net income (loss) available to common
    stock                                       $   (106)       $ 1,457

Net Income (Loss) Per Share

6.  Income (loss) per common share from continuing
    operations                                   $   (.07)       $   .83

    Net income per share                         $   (.07)       $   .83