Form 10-Q/A
period 1995-03-31
COMPUDYNE CORP
filed 1995-06-22
CIK 22912

THE PURPOSE OF THIS AMENDMENT IS TO INCLUDE A FINANCIAL DATA SCHEDULE

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

(a) Exhibit (11) - Consolidated Computation of Net Income (Loss) Per Share
(b) Exhibit (27)
(c) Reports on Form 8-K
     None

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      COMPUDYNE CORPORATION



Date: June 22, 1995
      /s/ I. Elaine Chen
      I. Elaine Chen
      Corporate Controller
      (Chief Accounting Officer)