Form 10-Q
period 1995-06-30
COMPUDYNE CORP
filed 1995-08-15
CIK 22912

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington,D.C. 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
    ACT OF 1934

For the Quarterly period ended        June 30, 1995

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

                                    Yes   X       NO



As of August 8, 1995, a total of 1,709,622 shares of Common Stock, $.75 par value, were outstanding.
                  COMPUDYNE CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                          Page No.

Part I.  Financial Information

      Item 1. Financial Statements

     Consolidated Balance Sheets -
June 30, 1995                 and December 31, 1994         3

    Consolidated Statements of
    Operations - Three  Months and Six Months Ended
   June 30, 1995 and 1994                                   4

Consolidated Statements of
Cash Flows
Six Months Ended June 30, 1995 and 1994                     5

 Notes to Consolidated
 Financial Statements                                     6-9

  Item 2. Management's Discussion and Analysis of
          Results of Operations
          and Financial
          Condition                                      10-11

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K   12

Signature                                                  13

Index to Exhibits                                          14

Computation of Net Income Per
Share

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

 June 30,                                       December 31,
   1995         1994


ASSETS

Current Assets:

  Cash                                                                        $
      -       $     202
  Accounts receivable, net
  2,244           1,827
  Inventories:
    Work in process
    377             260
    Raw materials and supplies
    270             254
Total inventories
    647             514

  Prepaid expenses and other current assets
     96              37
      Total Current Assets
  2.987           2,580
Non-current receivables, related parties
     13               5
Property, plant and equipment, at cost
    706             699
      Less:  accumulated depreciation and amortization
          (677)           (672)  Net
property, plant and equipment
            29              27
Other assets, net
            10              10

          Total Assets
    $    3,039      $    2,622



LIABILITIES AND SHAREHOLDERS'(DEFICIT) EQUITY


Current Liabilities:

      Accounts payable
    $    1,831           1,137
      Bank Line Payable
            48               -
      Customer deposits
            21              92
      Accrued pension costs
            25              25
      Accrued expenses
           801             865
      Current portion of deferred compensation
            96              71

          Total Current Liabilities
         2,822           2,190


Long term pension liability
           298             304
Deferred compensation, net of current portion
            61             128
          Total Liabilities
         3,181           2,622

SHAREHOLDERS' (DEFICIT) EQUITY:

Common stock, par value $.75 per share 10,000,000 shares
         authorized; 1,603,372 shares issued and outstanding
         1,202           1,202
Other capital
         7,988           7,988
Receivable from management
           (92)            (92)
Deficit      (9,240)
          (9,098)

          Total Shareholders  Equity (Deficit)
          (142)              -

Total Liabilities and Shareholders' Equity (Deficit)
    $    3,039     $     2,622


                See Notes to Consolidated Financial Statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)




                                            Three Months Ended
 Six Months Ended
                                               June 30,         June 30,


                                       1995      1994     1995    1994


Net sales  $   2,892   3,287     $  5,223    $  5,688

Cost of sales      2,427     2,342   4,330  4,186
Gross margin                       465
    945          893       1,502

Selling, general and administrative
 expenses                     445
    700      3    974       1,181
Research and Development                                        34
      2           39          18

      Operating income (loss)                                 (14)
    243         (120)        303

Other (income) expense
  Interest expense                                                   3
     12           10          15
  Interest income                                             4
     (9)           -         (13)
  Other (income) expense                 15
   (166)          12      (1,563)

      Total other (income) expense, net           (36)
    163           22      (1,561)

Income (loss) from continuing operations
  before income tax provision                                       (36)
    406         (142)      1,864
Income tax provision (benefit)            -
     30            -          31

      Net income (loss)                                          $     (36)
$     376     $   (142)   $  1,833

Weighted average common shares                                       1,603
  1,671        1,603       1,717

Net income (loss) per common share:
      Continuing operations                                      $    (.02)
$     .23     $   (.09)   $   1.07

Net income (loss)                                                $    (.02)
$     .23     $   (.09)   $   1.07


                 See Notes to Consolidated Financial Statements
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                  Six Months Ended
                                                       June 30,

                                                  1995       1994


Cash flows provided by (used for) operating activities:


Income (loss) from continuing operations
$  (142)      $  1,833
Depreciation and amortization
    5              1

  Changes in assets and liabilities:
      Increase in accounts receivable
 (417)          (475)
   Increase in accounts receivable, related parties
   (8)           (28)
      Increase in prepaid expenses
  (59)
      (Increase) decrease in inventories
 (133)           (82)
      Increase (decrease) accounts payable
  694           (120)
      Increase (decrease) in accrued liabilities
  (64)          (427)
      Increase (decrease) in customer deposits
  (71)             -
      Increase (decrease) in other, net
  (48)           (26)

Cash flows provided by (used for) operating activities
 (243)           676



Cash flows used for investing activities:
  Additions to property, plant and equipment
   (7)             -
Net cash flows used for investing activities
   (7)             -


Cash flows (used for) financing activities:
      Collection of receivable from management
    -              8
   Increase (decrease) in short term debt
   48             (1)
   Decrease in long term debt
    -           (900)
Net cash (used for) provided by financing activities
   48           (893)


Net increase (decrease) in cash
 (202)          (217)
Cash and cash equivalents at beginning of period
  202            298
Cash and cash equivalents at end of period
$     -       $     81


Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
        Interest
$    10       $     28
        Income Taxes
    -              -



                 See Notes to Consolidated Financial Statements.

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



CONTRACTS IN PROGRESS

Contracts in progress consist of the following:


($ in thousands)              June 30,   December 31,
                                1995         1994

U.S. Government Contracts:
  Billed                   $       1,353$       390
  Unbilled                           412        644(1)
  Total                    $       1,765$     1,044

  (1): The reserve for disallowances of $168 thousand at December 31, 1994 and June 30, 1995 the reserve is included in other accrued expenses.


Almost all of the U.S. Government billed and unbilled receivables are derived from cost plus fixed fee and time and material contracts. The conversion of the majority of the dollars from unbilled to billed receivables is merely a timing consideration, i.e., they will be billed within six days after the month-end closing date. The remainder will be billed following final audit of direct and indirect costs by the Defense Contract Audit Agency.

NOTES PAYABLE

On November 18, 1994 CompuDyne obtained a $350 thousand working capital line of credit agreement with the Asian American Bank and Trust Company of Boston Massachusetts. The Company used the line of credit during the quarter and had a loan of $48 thousand at June 30, 1995. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1.0. As of June 30, 1995 the Company had a working capital ratio of 1.1 to 1.0. During July 1995 the line of credit was increased to $500 thousand and the advance rate was increased from 50% to 75% of eligible accounts receivable.

COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution and manufacturing facilities. Noncancelable operating lease commitments are approximately $198 thousand in 1995, $437 thousand in 1996, $450 thousand in 1997, $464 thousand in 1998, $477 thousand in 1999 and $80 thousand in 2000.

On December 31, 1993, CompuDyne Inc. ("CDI") a wholly-owned subsidiary of the Company filed a petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code with the U. S. Bankruptcy Court in Hartford Connecticut. At the time CDI filed for bankruptcy it was indebted to the Company in an amount of approximately $2.6 million. It is improbable that the Company will recover any portion of this indebtedness. CDI is the subject of several federal and state administrative proceedings and lawsuits with respect to environmental and other matters. As a result of the bankruptcy petition, such proceedings and lawsuits have been stayed. Management is unable to assess whether the Company will be held responsible for environmental clean-up costs with respect to any of the properties now or formerly owned by CDI. The only claim which has been made against the Company was settled in December 1992 for $10 thousand.

On December 20, 1993, the Company received a summons naming it as a third party defendant in four asbestosis cases pending against a former subsidiary of CDI. The Company's insurance carriers are currently defending the claims. Management believes that any ultimate obligation relative to this claim, if any, will not have a material impact on the Company's financial position and results of operations. During the second quarter of 1995 the Company received another claim which was defended by its insurance carrier.

During the third quarter of 1994, the Company and CDI received notice from Everbrite Electric Signs, Inc. (Everbrite) notifying the Company that it may be a potential responsible party under the North Carolina General Statutes in connection with the closure and abatement of the Seaboard Chemical Corporation site located in Jamestown, North Carolina. Preliminary information supplied by the North Carolina Department of Environment, Health and Natural Resources indicates that General Indicator Corp. a former subsidiary of CDI sent 1,540 gallons of paint related matter in 1986 to the site. According to the purchase and sale agreement with Everbrite, the Company has an obligation to defend them on actions of this nature prior to 1988. Accordingly, the Company recommended that Everbrite join a Seaboard Defense Group which it did. The total anticipated costs of remediating the site will be approximately $4-6 thousand to the Company.

In October 1994, the Company received notice from three former employees of QDi alleging incidences of sexual harassment from supervisors and employees during their period of employment. The employees have offered to settle the claim for $100 thousand each or have threatened to initiate litigation. The Company has thoroughly investigated the incident upon its allegation and determined that the claims are without merit and will vigorously defend any litigation against it. In June 1995 the claimants filed a complaint with the Montgomery County Human Rights Commission ( Commission ). The Commission asked the Company to participated in a voluntary mediation proceeding. The Company provided information to the Commission s investigator indicating that the Company had researched the allegation and denied its validity. The Company is waiting to hear from the Commission.

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.


RELATED PARTIES

CompuDyne provides corporate services to Corcap for which it charged $8 thousand for the second quarter of 1995 compared with $4 thousand a month during 1994.

Corcap's residual outstanding debt to CompuDyne was $13 thousand as of June 30, 1995 compared with $22 thousand as of March 31, 1994.

During April 1995 Corcap sold 13,500 shares of CompuDyne Common
Stock under Rule 144 of the Securities Act of 1933.

As a result of the sale of the 27,000 shares by Corcap, Corcap's ownership of CompuDyne Common Stock decreased from 35.0% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994 to 33.2% as of June 30, 1995, and, after assuming the exercise of Warrants for 150,000 shares of CompuDyne Common Stock (which are presently exercisable until November 18,
1996) Corcap's ownership would be increased to 39%. Pursuant to Stock Purchase Agreements, dated August 1, 1993, between CompuDyne and five members of management, such persons may purchase up to an additional 106,250 shares of CompuDyne Common Stock on each of August 1, 1995 and 1996, assuming certain conditions are met. During 1994, the stock ownership of all members of CompuDyne management (four persons), increased to 13.3% of the issued and outstanding shares of CompuDyne Common Stock, and, after assuming the exercise of the Corcap Warrants, management's ownership would decrease to 12.1%. If such persons purchase all of such shares, Corcap's ownership, on a fully diluted basis, would be decreased to 33.1% and management's ownership, on a fully diluted basis, would be increased to 20.6%.

  COMPUDYNE CORPORATION AND SUBSIDIARIES

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

At the end of the 1995 second quarter CompuDyne had working capital of $165 thousand which compares with $390 thousand at year end. The $225 thousand decrease was primarily due to the loss for the first two quarters of 1995 of $142 thousand and a reduction of deferred compensation of $67 thousand and an increase in receivables from related parties of $8 thousand.


RESULTS OF OPERATIONS

CompuDyne had a loss of $36 thousand for the 1995 second quarter compared with a net income of $376 thousand for the 1994 second quarter. The loss for the 1995 second quarter was primarily attributable to Suntec division which lost $100 thousand and Data Control which lost $24 thousand. Quanta earned $152 thousand for the quarter while Corporate activities cost $64 thousand. Net income during the 1994 second quarter was primarily attributable to debt forgiveness of $162 thousand resulting from the modification to the Clipper Loan Agreement on May 9, 1994 and income from operations of $214 thousand. At the end of the second quarter the Company's backlog remained at $7 million.

Net sales from continuing operations in the second quarter of 1995 decreased 12% to $2.9 million from $3.3 million in the second quarter of 1994. The decrease was primarily due to the Suntec division which had sales of $324 thousand compared with $1,043 million for the 1994 second quarter. This was offset by increases in sales at Quanta Systems division where revenues increased by $368 thousand to $2.4 million for the 1995 second quarter. Data Control division had a small sales decline of $15 thousand when compared with the 1994 second quarter.

Gross margin for the second quarter of 1995 decreased $480 thousand (51%) to $465 thousand from $945 thousand for the second quarter of 1994. Suntec's Gross Margin decreased by $431 thousand as a result of lower sales volume. DCS had a decrease of $22 thousand and Quanta Systems Division had a decrease of $36 thousand.

Selling, general and administrative expense decreased $255 thousand, or 36%, to $445 thousand from $700 thousand for the 1994 second quarter. The decrease was primarily due to Suntec's reduction of cost of $238 thousand.

Research and development costs which were totally attributable to DCS increased $32 thousand to $34 thousand compared with the second quarter of 1994.

CompuDyne's interest expense for the 1995 second quarter decreased $9 thousand to $3 thousand compared with the 1994 second quarter of $12 thousand. The decrease was attributable to the amount of interest paid on the Clipper obligation in 1994.

Other expense of $15 thousand for the 1995 second quarter compares with other income of $166 thousand for the 1994 second quarter. During the second quarter of 1994, the Company negotiated a debt forgiveness of $162 thousand from Clipper.





                        PART II - OTHER INFORMATION


Item 6  - Exhibits and Reports on Form 8-K

  (a) Exhibit (11) - Consolidated Computation of Net Income
(Loss) Per Share

  (b) Reports on Form 8-K
      July 28, 1995 Report on forthcoming merger with MicroAssembly Systems, Inc.; the issuance of convertible debentures of $400 thousand; and proposed sale of the Suntec
Division of Quanta Systems.

                                 SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COMPUDYNE CORPORATION



Date: August 9, 1995
                              /s/ I. Elaine Chen
                              I. Elaine Chen
                              Corporate Controller
                              (Chief Accounting   Officer)


                                INDEX TO EXHIBITS



Computation of Net Income Per Common Share




































                                                Exhibit 11

                             COMPUDYNE CORPORATION
                   COMPUTATION OF NET INCOME PER COMMON SHARE
                   (In Thousands, Except for Per Share Data)
                                  (Unaudited)

                                                Three Months Ended
                                                        June 30
Average Shares Outstanding                        1995        1994
1.   Average number of common shares outstanding          1,603    1,478
2.   Adjusted weighted average stock options         -           63
3.   Adjusted weighted average number of  Marc
     common stock warrants outstanding               -
  130
     standing                                    1,603
1,671

4.   Income (loss) from continuing operations          $    (36) $   376


Net Income (Loss) Per Share

5.   Income (loss) per common share from continuing
     operations                               $   (.02)          $   .23

 Net income per share                         $   (.02)          $   .23