Form 10-Q
period 1995-09-30
COMPUDYNE CORP
filed 1995-11-14
CIK 22912

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington,D.C. 20549



      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly period ended      September 30, 1995

                                    OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
             EXCHANGE ACT OF 1934


      For the transition period from  July 1, 1995  to   September 30, 1995

      Commission File Number               1-4245


                         CompuDyne Corporation
       (Exact name of registrant as specified in its charter)


           Pennsylvania                            23-1408659
      (State or other jurisdiction of          (I.R.S. Employer
       Incorporation or Organization)           Identification No.)


      90 State House Square, Hartford, Connecticut  06103-3720
      (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code        (860 247-7611)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      NO


As of November 13, 1995 a total of 1,749,622 shares of Common Stock, $.75 par value, were outstanding.
                     COMPUDYNE CORPORATION AND
 SUBSIDIARIES

                                     INDEX



                                                                       Page No.

Part I.  Financial Information


   Item 1. Financial Statements

     Consolidated Balance Sheets - September 30, 1995
     and December 31, 1994                                                  3

     Consolidated Statements of Operations - Three
     Months and Nine Months Ended September 30, 1995 and 1994               4

     Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1995 and 1994                          5

     Notes to Consolidated Financial Statements                             6-8

  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial
          Condition                                                         9

Part II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K                                  10

     Signature                                                              11

     Index to Exhibits                                                      12

     Computation of Net Income Per Share

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


   September 30
 December 31,
       1995
     1994

ASSETS

Current Assets:

   Cash
 $        -      $      176
   Accounts receivable, net
      2,263           1,468
   Inventories:
     Finished Goods
         56               -
     Work in process
        711             194
     Raw materials and supplies
        379             254
   Total inventories
      1,146             448

   Prepaid expenses and other current assets
         80              36
   Net current assets of discontinued operations
          -             132

       Total Current Assets
      3,489           2,260

Non-current receivables, related parties
         72               5
Property, plant and equipment, at cost
      1,338             670
      Less:  accumulated depreciation and amortization
           762             663
      Net property, plant and equipment
           576               7
Goodwill and other intangible assets net of accumulated amortization
         1,129               -
Other assets, net
            92              10

          Total Assets
    $    5,358      $    2,282


LIABILITIES AND SHAREHOLDERS'(DEFICIT) EQUITY


Current Liabilities:

      Accounts payable
    $    1,444      $      991
      Bank line payable
             -               -
      Customer deposits
             -               1
      Accrued pension costs
            25              25
      Accrued expenses
           976             762
      Current portion of deferred compensation
            80              71

          Total Current Liabilities
         2,525           1,850

Notes payable, related parties
           499               -
Long term pension liability
           269             304
Deferred compensation, net of current portion
            61             128
Deferred taxes and other liabilities
           233               -

          Total Liabilities
    $    3,587    $      2.282


SHAREHOLDERS' (DEFICIT) EQUITY:

Convertible Preference Stock Series D, 1,260,460 shares issued and outstanding as of September 30, 1995
         1,891               -
Common stock, par value $.75 per share 10,000,000 shares
         authorized; 1,749,622 and 1,603,372 shares issued and outstanding
         1,312           1,202

Other capital
         7,937           7,988
Receivable from management
           (91)            (92)
Deficit      (9,277)
          (9,098)

          Total Shareholders  Equity
         1,771               -

Total Liabilities and Shareholders' Equity
    $    5,358     $     2,282


                 See Notes to Consolidated Financial Statements
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)



              Three Months Ended                  Nine Months Ended
                     September 30,                           September 30,

          1995                                   1994        1995        1994



Net sales                                                        $   2,758
$   2,870     $  7,373    $  6,866

Cost of sales      2,357                                             2,615
 6,350         5,986
      Gross margin                                                     401
    255        1,023         880

Selling, general and administrative
 expenses                                                              288
    239          745         506
Research and Development                                                43
      -           82          18

      Operating income (loss)                                           70
     16          196         356

Other (income) expense
  Interest (income)expense                                               6
     (2)          16           -
  Other (income) expense                                                 0
   (256)          12      (1,819)

      Total other (income) expense, net                                  6
   (258)          28      (1,819)

Income (loss) from continuing operations
  before income tax provision                                           64
    274          168       2,175
Income tax provision (benefit)                                         ( 4)
     (2)          (4)         29

      Net income (loss) from continuing operations               $      68
$     276     $    172    $  2,146

      Net (loss) income from discontinued operations             $    (106)
$    (138)    $   (352)   $   (175)

    Net income (loss)                                            $     (38)
$     138     $   (180)   $  1,971


Weighted average common shares                                       1,750
  1,755        1,750       1,729

Net income (loss) per common share:
      Continuing operations                                      $     .04
$     .16     $    .10    $   1.24
      Discontinued operations                                         (.06)
   (.08)        (.20)       (.10)

Net income (loss)                                                $    (.02)
$     .08     $   (.10)   $   1.14


                 See Notes to Consolidated Financial Statements

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



             Nine Months Ended
                September 30,
              1995                                   1994


Cash flows provided by (used for) operating activities:


Income (loss) from continuing operations
$   172       $  2,186
Depreciation and Amortization
   91              6

  Changes in assets and liabilities:
   (Increase) decrease in accounts receivable
 (795)           555
   (Increase) decrease in accounts receivable, related parties       (67)
     -
   (Increase) decrease in prepaid expenses
  (44)            (6)
   (Increase) decrease in inventories
 (698)          (208)
   Increase (decrease) in accounts payable
  453            237
   Increase (decrease) in accrued liabilities
  214           (333)
   Dcrease in customer deposits
   (1)             1
   Increase (decrease) in other, net
   48         (1,511)

Cash flows provided by (used for) operating activities
 (627)           927

Income (loss) from discontinued operations
 (352)          (217)
Depreciation and amortization
   13              3
Increase (decrease) in net current assets
  132           (419)
Cash flows provided by (used in) discontinued operations
 (207)          (633)

Net Cash flows provided by (used in) operations
 (834)           294

Cash flows from investing activities:
  Additions to property, plant and equipment
 (668)             -
Net cash flows used for investing activities
 (668)             -

Cash flows (used for) financing activities:
   Increase in issuance of securities - Preference Stock
1,891              -
   Less:  purchase of goodwill and intangible assets
(1,124)             -
   Add:  purchase of common stock
  110             94
   Decrease of other capital
  (51)           (43)
   (Increase) decrease of receivable from management
    1            (42)
   Increase in short term debt
    -            236
   Proceeds from long term debt, related parties
  499              -

Net cash (used for) provided by financing activities
1,326            245

Net increase (decrease) in cash
 (176)           539
Cash and cash equivalents at beginning of period
  176            298
Cash and cash equivalents at end of period
$     -       $    837


Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
        Interest
$    11       $     21
        Income Taxes
    -              -



                 See Notes to Consolidated Financial Statements.

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




SIGNIFICANT ACCOUNTING POLICIES

All financial information for all interim periods presented is unaudited. The financial statements have been prepared in conformity with the accounting principles described in CompuDyne Corporation's ("CompuDyne" or the "Company") most recent Form 10-K filing. The management of CompuDyne believes that all adjustments necessary to present a fair statement of the results for the periods have been included. The adjustments consisted only of normal recurring accruals.

On August 21, 1995, CompuDyne sold the assets of its Suntec Division and acquired MicroAssembly
Systems, Inc. For comparison purposes the December 31, 1994 balance sheet has been restated to reflect the Suntec Division as Net Current Assets of Discontinued Operations and the Consolidated Statements of
Operations for the three months and nine months ended September 30, 1995 and 1994 have been restated to reflect the Suntec Division as a Discontinued Operation. The MicroAssembly acquisition has been recorded as a purchase, and its operating results have been included from August 21, 1995. The goodwill and other intangible assets acquired from MicroAssembly Systems, Inc. are being amortized over 25 years.

Net Income (Loss) per common share. Net income (loss) per common share was determined by dividing net income (loss) by the weighted average number of common shares outstanding during the period including the effect of common stock equivalents and stock awards where such effect would be dilutive.


CONTRACTS IN PROGRESS

Receivables on Contracts in progress consist of the following:


($ in thousands)                                September 30,         December
31,
              1995                                   1994

U.S. Government Contracts:
  Billed $      1,132                           $       390
  Unbilled                                                582
644(1)
         Total                                  $      1,714         $
1,034

         (1): The reserves for disallowances of $168 thousand at September 30, 1995 and December 31, 1994 are included accrued expenses.


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

NOTES PAYABLE

On November 18, 1994 CompuDyne obtained a $350 thousand working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts. The Company used the line of credit during the quarter and had a loan of $0 thousand at September 30, 1995. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1.0. As of September 30, 1995 the
Company had a working capital ratio of 1.4 to 1.0. During July 1995 the line of credit was increased to $500 thousand and the advance rate was increased from 50% to 75% of eligible accounts receivable. On
November 7, the line of credit was further increased to $750 thousand. The interest rate was reduced at the same time.

In return for $400 thousand advanced to CompuDyne on August 21, 1995 as part of the MicroAssembly acquisition agreement, CompuDyne issued to Messrs. Martin A. Roenigk (the new chairman) and Alan
Markowitz (a new director), Senior Convertible Promissory Notes in the aggregate principal amount of $400 thousand.

MicroAssembly has a subordinated term loan from Alan Markowitz in the amount of $100 thousand. The loan is payable in quarterly installments of $5 thousand beginning December 1995 and ending in 2001.


COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution and manufacturing facilities. Noncancelable operating lease commitments are approximately $99 thousand in 1995, $437 thousand in 1996, $450 thousand in 1997, $464 thousand in 1998,
$477 thousand in 1999 and $80 thousand in 2000. A major portion of one of the leased office buildings is subleased to Suntec for the full term of the five-year lease.

On December 31, 1993, CompuDyne Inc. ("CDI") a wholly-owned subsidiary of the Company, filed a petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code with the U.
S. Bankruptcy Court in
Hartford, Connecticut. At the time CDI filed for bankruptcy it was indebted to the Company in an amount of approximately $2.6 million. It is improbable that the Company will recover any portion of this indebtedness. CDI is the subject of several federal and state administrative proceedings and lawsuits with respect to environmental and other matters. As a result of the bankruptcy petition, such proceedings and lawsuits have been stayed. Management is unable to assess whether the Company will be held responsible for environmental clean-up costs with respect to any of the properties now or formerly owned by CDI. The only claim which has been made against the Company was settled in December 1992 for $10 thousand.

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

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not ave a material effect on its financial position or results of future operations.

RELATED PARTIES

CompuDyne provides corporate services to Corcap for which it charged $0 thousand for the third quarter of 1995 compared with $4 thousand a month during 1994.

Corcap's residual outstanding debt to CompuDyne was $72 thousand as of September 30, 1995 compared with $15 thousand as of September 30, 1994.

During July 1995 Corcap sold 13,500 shares of CompuDyne Common Stock under Rule 144 of the Securities
Act of 1933.

On August 21, 1995, Corcap purchased 150,000 shares of CompuDyne common stock for $.40 per share in accordance with the terms of a Warrant issued by CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1993 and August 15, 1995, and issued a note for $60 thousand to CompuDyne secured by the stock.

On August 15, 1995, Corcap contributed to the Corcap, Inc. Pooled Pension Investment Trust, Plans 1A and
6B, 224,000 shares of CompuDyne common stock to satisfy its unpaid pension contributions for the years
1992, 1993 and 1994.

As a result of the sale of the 40,500 shares by Corcap in 1995, the transfer of 224,000 shares to the pension plans, and the exercise of the warrant for 150,000 shares, Corcap's ownership of CompuDyne common stock decreased from 35.0% of the issued and outstanding shares of CompuDyne common stock as of
December 31, 1994, to 24.7% as of September 30, 1995. After assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs. Martin A. Roenigk and Alan Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne common stock,
(ii)  the conversion of $400
thousand principal amount of Senior Convertible Promissory Notes to Messrs. Roenigk and Markowitz, which promissory notes are convertible by the holders into 266,667 shares of CompuDyne common stock, and
(iii) the exercise of an option to purchase 200,000 shares of CompuDyne common stock issued to Mr.
Roenigk at an exercise price of $1.50 per share, all pursuant to certain Stock Purchase Agreements by and among CompuDyne, Messrs. Roenigk and Markowitz and MicroAssembly Systems, Inc. (the "Stock
Purchase Agreement"), and (iv) a Stock Purchase Agreement, dated August 1, 1993, between CompuDyne and three members of management whereby such persons may purchase up to an additional 56,250 shares of CompuDyne Common Stock on August 1, 1996, assuming certain conditions are met and (v) the exercise of stock options for 25,000 shares of CompuDyne common stock issued to Elaine Chen, Corcap's ownership will be decreased to 12.4% on a fully diluted basis.

The company has debt obligations to Messrs. Roenigk and Markowitz in the amount of $500 thousand. (See
Notes Payable footnote.)                  COMPUDYNE CORPORATION AND
 SUBSIDIARIES
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

At the end of the third quarter 1995, CompuDyne had working capital of $964 thousand compared with $410 thousand (restated for the effect of the Suntec disposition for comparison purposes) at year end,1994. The
$554 thousand increase was primarily due to the net effect of the acquisition of MicroAssembly of $525 thousand, the increase in long term debt of $400 thousand offset by the loss for the first nine months of 1995 of $180 thousand, a reduction of deferred compensation and pension liability of $102 thousand and an increase in non current assets of $82 thousand.


RESULTS OF OPERATIONS

CompuDyne had a loss of $38 thousand for the third quarter 1995, compared with a net income of $138 thousand for the third quarter 1994. The loss for the third quarter 1995 was primarily attributable to the discontinued Suntec division which lost $106 thousand. Data Control earned $22 thousand Quanta earned
$133 thousand. MicroAssembly lost $9 thousand for the quarter due to the effect of amortization of the write-up in inventory, fixed assets, intangible assets and goodwill associated with the sale to CompuDyne.
Corporate activities cost $78 thousand. Net income during the third quarter 1994 was primarily attributable to debt forgiveness of $25 thousand and Quanta's earnings of $143 thousand, which was offset by an $85 thousand loss at Data Control Systems.

At the end of the third quarter the Company's backlog was $5 million. The reduction in backlog is attributable to the normal depletion of backlog at the end of the Government's fiscal year (September 30,
1995) and to a procedural change of recognizing as bookings only those orders actually received against time-and-material work order contracts instead of the ceiling amounts of those contracts.

Net sales from continuing operations in the third quarter of 1995 decreased 7% to $2.7 million from $2.9 million for the third quarter of 1994. Quanta Systems' revenue decreased by $280 thousand to $2.3 million for the third quarter 1995. Data Control System had an increase in sales of $168 thousand compared with the third quarter 1994. MicroAssembly had sales of $199 thousand since the date of acquisition.

Gross margin for the third quarter of 1995 increased $146 thousand, or 57%, to $401 thousand from $255 thousand for the third quarter 1994. DCS had an increase of $138 thousand and Quanta Systems Division had a decrease of $34 thousand while MicroAssembly contributed $42 thousand in gross margin.

Selling, general and administrative expenses increased $49 thousand, or 21%, to $288 thousand from $239 thousand for the third quarter 1994. The increase was primarily due to the addition of MicroAssembly, $53 thousand, and corporate cost, $31 thousand, which was offset by a $24 thousand decrease at Quanta and an $11 thousand decrease at Data Control Systems.

Research and development costs, which were totally attributable to DCS, increased $43 thousand compared with the third quarter 1994.

CompuDyne's interest expense for the third quarter 1995 increased $8 thousand, compared with the third quarter 1994.

Extraordinary income of $256 thousand for debt forgiveness from Clipper was recorded in the third quarter
1994.





                        PART II - OTHER INFORMATION


Item 6  - Exhibits and Reports on Form 8-K

   (a) Exhibit (11) - Consolidated Computation of Net Income (Loss) Per Share

   (b)   Reports on Form 8-K

     September 5, 1995 - Report on the change in control of CompuDyne Corporation, the merger with
     MicroAssembly Systems, Inc. and the disposition of the Suntec Division of
Quanta Systems..

     July 28, 1995 - Report on forthcoming merger with MicroAssembly Systems, Inc.; the issuance of convertible debentures of $400 thousand; and proposed sale of the Suntec Division of Quanta
     Systems.

                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         COMPUDYNE CORPORATION



Date: November 13, 1995
         /s/ I. Elaine Chen
         I. Elaine Chen
         Corporate Controller
         (Chief Accounting                           Officer)


                                INDEX TO EXHIBITS



Computation of Net Income Per Common Share