Form 10-K
period 1995-12-31
COMPUDYNE CORP
filed 1996-04-01
CIK 22912

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended                December 31, 1995




                                    OR

    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                      to




    Commission File Number                            1-4245



                                     CompuDyne Corporation

                        (Exact name of registrant as specified in its charter)

              Pennsylvania                                          23-1408659


        State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization         Identification No.)


    120 Union Street, Willimantic, Connecticut                        06226


     (Address of principal executive offices)     (Zip Code)


    Registrant's telephone number, including area code        (860)456-4187


    Securities registered pursuant to Section 12(b) of the Act:

             Title of each class             Name of each exchange on which
registered

              Common Stock $.75 par value                 Over-The-Counter



        Securities registered pursuant to section 12(g) of the Act:

                                                   None



                             (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
    (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes  X          NO

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation
    S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was
    $3.1 million as of March 25, 1996 (based upon the average of the bid and asked prices on the over-the-counter market for CompuDyne common stock on March 25, 1996 which was $1.69 per share, as quoted on the OTC Bulletin Board (see ITEM 5.).

    As of March 25, 1996, a total of 1,807,832 shares of Common Stock, $.75 par value, were outstanding.

    Documents incorporated by reference: Portions of the Proxy Statement relating to the 1995
        Annual Meeting of Shareholders are incorporated in Part III.
                                      PART I

ITEM 1.  BUSINESS

Current Developments

On August 21, 1995, CompuDyne Corporation ("CompuDyne" or "the Company") entered into and consummated a Stock Purchase Agreement by and among it, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and
Markowitz are, collectively,the "Sellers") and MicroAssembly Systems, Inc. ("MicroAssembly"), pursuant to which
CompuDyne issued to the Sellers 1,260,460 shares of its Convertible Preference Stock, Series D ("Series D
Preference Stock") in exchange for all of the Sellers' shares of capital stock of MicroAssembly, which shares represented all of MicroAssembly's issued and outstanding capital stock. The issuance by CompuDyne of the
Series D Preference Stock, together with the issuance of certain Notes, as defined below, and certain options to purchase Common Stock, all as described below and in accordance with the terms of the Stock Purchase
Agreement, are referred to as the "Transaction". Of the 1,260,460 Shares of Series D Preference Stock issued to the Sellers, 945,345 shares were issued to Mr. Roenigk, and 315,115 shares were issued to Mr. Markowitz.
The Series D Preference Stock has rights to vote on a share for share basis with the Company's Common Stock on all corporate issues other than the election of directors; it is also convertible to Common Stock on a share for share basis at any time prior to redemption by the Company. For the election of directors, each share of Series D Preference Stock is entitled to 1/3.08 of a vote as compared to the Company's Common Stock, which is entitled to one vote per share. Pursuant to the terms of the Series D Preference Stock, each share of
Preference Stock will be entitled to one vote per share with respect to the election of directors, effective as of August 1, 1996, unless the Board of Directors of the Company, in its sole and absolute discretion, approves a resolution prior to such date prohibiting such change in voting rights, in which case each share of Preference
Stock will continue to have 1/3.08 vote per share. In the event the Board of Directors of the Company approves such a resolution, on May 1 of each subsequent year, each share of Preference Stock will have one vote.

As a result of the Transaction, MicroAssembly is a wholly-owned subsidiary of CompuDyne. For a description of the business of MicroAssembly, see "Description of Business" below.

As part of the Transaction, in return for $400 thousand paid to CompuDyne at the closing, CompuDyne issued to the Sellers Senior Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $400 thousand, which Notes are convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of Common Stock, or 266,667 shares of Common Stock if the entire principal amount of the Notes is converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes was issued to Mr. Roenigk, and $100 thousand principal amount of the
Notes was issued to Mr. Markowitz. As described in a report filed by the Sellers with the Securities and
Exchange Commission and with the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934, the source of the Sellers' $400 thousand investment in the Company was personal funds.

As a further part of the Transaction, Norman Silberdick, the Company's Chairman, President and Chief
Executive Officer, resigned as such and as a director of the Company effective as of August 21, 1995. The
Company's Board of Directors elected Mr. Roenigk to fill Mr. Silberdick's seat on the Board of Directors, and to become its Chairman, President and Chief Executive Officer. Mr. Markowitz was also elected to the
Company's six member Board of Directors. In recognition of Mr. Roenigk's position as Chairman, President and CEO, the Company has issued to him options to purchase up to 200,000 shares of the Company's Common
Stock for $1.50 per share. The options expire in ten (10) years. Mr. Silberdick, as part of a related transaction described below, turned in to the Company 60,000 shares of the Company's Common Stock issued pursuant to a Stock Purchase Agreement, dated August 1, 1993, between the Company and Mr. Silberdick, and he relinquished his rights to purchase an additional 50,000 shares pursuant to such Agreement.

Immediately prior to the Transaction, but after the exercise by Corcap, Inc. ("Corcap") of a warrant to acquire
150,000 shares of CompuDyne Common Stock, Corcap held 670,881 shares of CompuDyne's voting shares, or approximately 37.1% of CompuDyne's 1,807,832 issued and outstanding shares of Common Stock.

On September 15, 1995, Corcap contributed to the Corcap, Inc. Pooled Pension Investment Trust, Plans 1A and
6B, 224,000 shares of CompuDyne Common Stock to satisfy its unpaid pension contributions for the years 1992,
1993, and 1994.

On June 3, 1993, the Corcap Board of Directors authorized the sale of shares of its holdings of CompuDyne
Common Stock under Rule 144. In 1993 pursuant to such rule, Corcap sold 27,000 shares of CompuDyne
Common Stock, 40,500 shares in 1994 and 40,500 shares in 1995.

After the transactions described above, Corcap's ownership of CompuDyne Common Stock decreased from 35% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994 to 24.7% as of
December 31, 1995. After assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to
Messrs. Martin A. Roenigk and Alan Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne Common Stock, (ii) the conversion of $400 thousand principal amount of Senior
Convertible Promissory Notes to Messrs. Roenigk and Markowitz which promissory notes are convertible by the holders into 266,667 shares of CompuDyne Common Stock and, (iii) the exercise of an option to purchase
200,000 shares of CompuDyne Common Stock issued by the Company to Mr. Roenigk at an exercise price of
$1.50 per share as part of the transaction, and (iv) the purchase of an additional 56,250 shares of CompuDyne
Common Stock on August 1, 1996 by certain members of CompuDyne management pursuant to a Stock
Purchase Agreement dated August 1, 1993, between CompuDyne and such members of management, assuming certain conditions are met and (v) the exercise of stock options for 25,000 shares of CompuDyne Common Stock issued to an officer of the Company, Corcap's ownership will be decreased to 12.4% on a fully diluted basis.

Prior to the Transaction, the Sellers held no voting shares of CompuDyne, although Mr. Roenigk held 70,000 shares of Corcap Common Stock, which is approximately 2.4% of Corcap's voting shares. At December 31, 1995, the Sellers held 1,260,460 shares of CompuDyne's voting stock (including the Series D Preference Stock), or approximately 41.1% of the voting power of issued and outstanding shares for all issues other than the election of directors and 18.5% of the voting power of issued and outstanding shares for the election of directors.
Assuming conversion by the Sellers of all of the shares of Series D Preference Stock, the conversion of the full principal amount of the Notes and the exercise by Mr. Roenigk of his options to purchase 200,000 shares of the
Company's Common Stock, the Sellers would hold 1,727,127 shares of the Company's voting stock, or approximately 47.8% of the Company's voting stock on a fully diluted basis. In addition, in connection with the
Transaction, Mr. Roenigk became a director of Corcap and was issued options to purchase 450,000 additional shares of Corcap Common Stock which, if exercised, would, together with Mr. Roenigk's prior holdings, result in his holding approximately 15.4% of Corcap's Common Stock.

The Sellers have, in their filing with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities and Exchange Act of 1934, disclaimed any arrangements or understandings among themselves or their associates with respect to the future election of the Company's directors or other matters in connection with the operation and management of the Company. Upon consummation of the transaction, in addition to Mr. Roenigk,
CompuDyne's executive officers are, respectively, Philip M. Blackmon, Vice President, and Elaine Chen,
Treasurer and Chief Financial Officer.

Each of the 1,260,460 shares of Series D Preference Stock issued to the Sellers as consideration for
MicroAssembly carries an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of
MicroAssembly's after-tax net income in the previous calendar year, divided by 1,260,460, or (b) eight percent
(8%) of the Redemption Value of $1.50 per share of the Series D Preference Stock. Dividends may be paid on the Series D Preference Stock, at the Company's option, in cash, CompuDyne Common Stock, or a combination thereof, based upon the average closing price, or closing bid prices, of CompuDyne's Common Stock for the prior thirty (30) trading days.

Beginning on August 21 in the year 2000, the Company may, at its option, redeem all or any part of the Series
D Preference Stock for a price of $1.80 per share, that being one hundred twenty percent (120%) of the
Redemption Value, plus accrued and unpaid dividends.

On August 21, 1995, Quanta Systems Corporation ("Quanta" or "Quanta Systems"), a wholly-owned subsidiary of CompuDyne, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service
Corporation, a newly-formed corporation ("Suntec"), in return for (i) all of Suntec's issued and outstanding
Common Stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and Director. Suntec is engaged in the business of telemarketing home improvements in the middle Atlantic states.

As consideration for the shares of Suntec, Mr. Silberdick executed a nonrecourse promissory note in the initial principal amount of $79,000 (the "Silberdick Note"), payment of which was secured by a pledge of all Suntec shares held by Mr. Silberdick, which shares must at all times equal or exceed 33% of all outstanding shares of Suntec capital stock. The Silberdick Note bears interest at an annual rate equal to the Wall Street Journal prime rate, plus 2%. Through August 31, 2000, the principal of the Silberdick Note is payable annually in amounts equal to 25% of Suntec's net, after-tax income for the year in question. Thereafter, the unpaid principal balance, as of that date, shall be paid in five equal annual installments.

As a condition precedent to the sale of the Suntec shares to Mr. Silberdick, he turned in to CompuDyne 60,000 shares of CompuDyne Common Stock and relinquished purchase rights held by him to acquire an additional
50,000 shares of CompuDyne Common Stock.

The amount of consideration determined by Quanta to be appropriate for the sale of the Suntec Common Stock to Mr. Silberdick resulted from a number of factors. While a division of Quanta, Suntec's business had never produced a profit. As a result, and in light of Quanta's retention of the 2% royalty on Suntec's net sales and other revenues for 30 years, Quanta decided that the business should be valued at its net book value at the closing date. The amount of the Silberdick Note was, at the closing date, based upon Suntec's net book value at June 30, 1995 and was subject to adjustment to its net book value based upon a closing date balance sheet to be completed on or before September 20, 1995. A subsequent review of the financial statements as of August
21, 1995 indicated that there was no equity in the assets transferred to Suntec and Mr. Silberdick thereafter purchased the shares of Suntec for $100.

As part of the transaction, Quanta loaned $50 thousand to Suntec payable at the end of three years at prime plus
2% with interest due at the anniversary date of the loan. The loan is a senior obligation of Suntec with rights to security.

As a result of the sale of Suntec, the balance sheet and statement of operations for CompuDyne have been restated to reflect the treatment of Suntec as a discontinued operation for the years 1993-1995.

As a result of the acquisition of MicroAssembly, the corporate offices of CompuDyne were moved to
MicroAssembly at 120 Union Street, Willimantic, Connecticut in December 1995. All corporate office and overhead costs are allocated in 1995.

In December 1995, CompuDyne Corporation ("CompuDyne" or the "Company") issued 58,210 shares of
CompuDyne Common Stock, par value $.75 per share (the "Common Stock"), under the 1986 Stock Incentive
Compensation Plan to certain employees as partial payment of accrued bonuses for 1994, the balance of which was paid in cash.

During 1995, CompuDyne incurred a net loss of $663 thousand. An important part of CompuDyne revenues and future results are dependent upon the Navy renewing the NISE East and Teton Contracts under similar terms and conditions as it had previously (See "General Information"), and Quanta's ability to improve the present level of sales and profits of its Data Control Systems division (See "Results of Operations-1995 compared with 1994"), generate positive cash flows, realize the projected sales and profits of its MicroAssembly subsidiary, reduce the level of existing payables and other obligations, and collect receivables in a timely manner.


Description of Business

CompuDyne, a Pennsylvania corporation, incorporated on December 8, 1952, operates in three industry segments through its wholly owned subsidiaries Quanta Systems Corporation and MicroAssembly.

Quanta Systems is an engineering services firm providing turn-key design, fabrication, installation, training, maintenance, documentation, and systems integration services to government and industry. Quanta specializes in physical security applications, i.e., systems integration of CCTV, access control and intrusion detection. The
Company also provides Original Equipment Manufacturing (OEM) and worldwide Quick Reaction Capability
(QRC) to respond to the urgent/emergent and unique requirements of customers' with critical missions. Quanta is currently providing these services to the Naval In-Service Engineering Center (NISE East), the Naval Facilities
Engineering Services Center, the National Security Agency (NSA), the Federal Bureau of Investigation (FBI), the Naval Criminal Investigative Services, the Defense Mapping Agency, the Space and Naval Warfare Systems
Command, the Aberdeen Proving Grounds, the Defense Courier Service, the Social Security Administration, the
Montgomery County Government (Maryland), and Mitel Corporation.

Data Control Systems ("DCS"), a division of Quanta, manufactures telemetry, satellite command and control systems, RF and telecommunications products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications.
In 1994 DCS began marketing its Automatic Power Controller ("APC") which automatically compensates for signal fade during periods of inclement weather for satellite uplink stations using Ku band transmissions.
Refinement of the APC continued in 1995 and a full marketing rollout is underway in early 1996. DCS is also completing its QPSK model 7500 satellite test modem. To date DCS has received orders for ten 7500's and shipped five. Most of the research and development spending in 1995 related to the 7500, which is an extremely sophisticated satellite transmissions test modem. The 7500 incorporates advanced technology which is expected to result in related product derivatives in the telecommunications and telemetry market. Orders to date for the 7500 are believed to be primarily for review and testing purposes. The market for the 7500 itself is mainly with U.S. and foreign governments.

MicroAssembly, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the "Stick-Screw System". The Stick-Screw System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes.
MicroAssembly operates out of owned facilities, utilizing automatic screw machines to manufacture the Stick-
Screws. MicroAssembly also assembles the specially designed pneumatic drivers for inserting the screws. Micro
Assembly has recently developed drill press and drill stand based models of the driver, one of which is electric and will permit sales in "clean room" environments. MicroAssembly is in the process of developing a hand operated Stick-Screw driver which will facilitate customer rework and maintenance. Sales are primarily in the United States via a network of independent sale representatives, with modest sales in Europe and South America.
The largest customer accounted for 14.5% of MicroAssembly volume in 1995 during the period that was owned by CompuDyne

See Note 11. "Industry Segment Information" to the Consolidated Financial Statements of CompuDyne for more information about the results of operations from the three industry segments.


General Information

Quanta Systems and DCS purchase most of the parts and raw materials used in their products from various suppliers. The primary raw materials used in the manufacturing of Quanta's products are electronic components.
MicroAssembly's products are purchased from either distributors or manufacturers of metal products. While the bulk of such raw material is purchased from relatively few sources of supply, the Company believes that alternative sources are readily available.

There is no significant seasonality in CompuDyne's business.

The backlog of orders as of December 31, 1995 of $6.0 million, which excludes MicroAssembly, was lower than
1994 levels of $6.5 million. The decrease in the backlog is primarily due to the completion of the final option year for the NISE East contract in September 1996. Quanta had a $5.023 million backlog and DCS had a backlog of $986 thousand. MicroAssembly had a backlog of $500 thousand. It is expected that all orders included in the current backlog will be filled by the end of 1996.

During the year ended December 31, 1995, direct sales to the U.S. Federal Government amounted to $8.9 million or 86% of the Company's total net sales from continuing operations, compared with $9.0 million and $8.3 million in fiscal years 1994 and 1993, respectively, or 90% and 84% of the Company's total net sales from continuing operations for the same years. No other single customer accounted for greater than 10% of the Company's net sales.

Substantially all of the Company's government related business is with the U.S. Department of Defense. Within the Department of Defense there are various agencies which are customers of the Company, with the largest being the U.S. Navy. At December 31, 1995, the Company had two major multi-year contracts, the NISE East
Contract and Teton, with the U.S. Government which accounted for revenue of $7.0 million in 1995. On March
31, 1992, Quanta was awarded the NISE East Contract which is a one year contract with four one year renewal options. NISE East has renewed the contract for the fiscal year ended September 30, 1996. The Teton Contract was awarded in September 1995 and is valued up to $9.4 million over five years. The contract is a one year contract with four renewal options. If NISE East and Teton do not continue to renew their contracts, or if the terms and conditions of such contract are substantially modified, Quanta will be required to modify its operations accordingly. Although most of Quanta's contracts are subject to government audit, management of the Company does not believe such audits will result in any material adjustments to the financial statements.

The Company is subject to intense competition from numerous companies which sell both on a national and regional level, as well as in international markets. Many of these competitors are substantially larger than the
Company. Also, there have been significant international political changes which could have a major impact on the market for Quanta's products. During the last several years dramatic changes have taken place throughout the world which have had, and will continue to have, an impact on future U.S. Defense spending. In addition, current budget constraints have affected the overall U.S. economy which have impacted Quanta's operations. The
Company has significant sales to various organizations involved in the country's security and intelligence efforts.
The Company has intensified its efforts to market to other agencies of the government to counteract the projected decline in defense spending. The company believes that overall U.S. expenditures for physical security installations will continue to out pace the general economy.

The Company is currently undertaking research and development activities to expand and improve its product lines. Research and development expenditures were $359 thousand during the fiscal year ended December 31,
1995 compared with $66 thousand and $113 thousand during 1994 and 1993, respectively. Current year expenditures were made solely by DCS to complete the design and efficacy of its APC and QPSK product lines.
The Company also engages in reimbursed research and development.

At December 31, 1995, the Company had 118 full-time employees. None of the employees is subject to collective bargaining agreements.

Financial Information About Foreign and Domestic Operations

Export sales for the Company were $125 thousand, $30 thousand and $2 thousand, for the years ended December
31, 1995, 1994 and 1993, respectively.


ITEM 2.  PROPERTIES

The following table sets forth the main facilities of the Company's operations:

                                Primary             Owned or
Approximate
   Location  Purpose            Leased (1)          of Space            Square
Feet
   Corporate Office
   Willimantic, Connecticut     Administrative      Owned
2,900

      Primary                   Owned or            Approximate
   Location Purpose             Leased (1)          of Space            Square
Feet

   Defense & Electronics
Gaithersburg, Maryland       Engineering         Leased
14,690
   Gaithersburg, Maryland       Manufacturing       Leased
8,000
   Gaithersburg, Maryland       Warehouse           Leased
1,500

   MicroAssembly
   Willimantic, Connecticut     Manufacturing       Owned
7,000


   (1) See Note 8 to the Consolidated Financial Statements for additional information relating to lease expense and commitments.

Quanta leases three buildings in Gaithersburg, Maryland. One building is used by Data Control Systems products group which manufactures telemetry, satellite and telecommunications equipment.
The second building is used
by its services group, which provides engineering services and administrative staff. Quanta leases a third building in Gaithersburg which it subleases to Suntec Service Corporation and also uses for storage. The Company leases only those properties necessary to conduct its business and does not invest in real estate or interests in real estate on a speculative basis. The Company believes its properties are suitable and adequate for its current operations.


ITEM 3.  LEGAL PROCEEDINGS

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                PART II


ITEM 5.     MARKET FOR COMPUDYNE COMMON STOCK
      AND RELATED SHAREHOLDER MATTERS

CompuDyne Common Stock is traded in the over-the-counter market, and in January 1993 began being quoted on the OTC Bulletin Board, an inter-dealer quotation medium maintained by the National Association of
Securities Dealers, Inc., under the symbol "CDCY". There were 2011 common shareholders of record as of
February 21, 1996.

The following table sets forth the high and low bids for CompuDyne Common Stock from March 31, 1994 to
December 31, 1995 on the over-the-counter market, as quoted on the OTC Bulletin
Board. Over-the-counter
market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not
necessarily reflect actual transactions.
Quarter Ended                                      High              Low
March 31, 1995                                    $ 1 3/8           $ 1 1/4
June 30, 1995                                       2 1/4             1 1/2


September 30, 1995                                  2 1/4             1 1/2

December 31, 1995                                   1 3/4             1

                                                  High           Low


March 31, 1994                                    $ 2 3/4           $ 1
June 30, 1994                                       2 1/4             1 1/2
September 30, 1994                                  3                 1 1/2
December 31, 1994                                   3                 2 1/2

The Company has not paid any dividends on its Common Stock during the past three fiscal years, and its Board of Directors has no intention of declaring a dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended
December 31, 1995, 1994, 1993, 1992 and 1991. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report and in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

  (In thousands except per share data):
                    For the years ended December 31,
                               1995     1994      1993       1992     1991

Net sales                     $ 10,308  $  9,699  $  9,571  $9,330    $ 10,762



Gross margin                  $  1,516  $  1,586  $  1,884  $1,746    $  2,255



Interest expense, net of interest
   income                     $     22  $     (7) $    111  $  112    $     58


/TABLE

                               1995     1994      1993      1992      1991
Income (loss) from continuing
operations
  before extraordinary items  $(210)    $ 2,065   $ 253    $ 122      $862

Loss from discontinued
operations                    (453)       (860)    (211)       -      174)

Extraordinary items (Note a)      -         523     161       79     2,418
                              ------    -------   -------   ------    ----

Net income (loss)             $(663)    $ 1,728   $ 203     $ 201   $3,106


Total shareholders equity
 (deficit)                    $1,367    $     -   $(1,736)  $(1,939) $(2,140)


Average common shares and
   equivalents outstanding
   assuming full dilution      1,657      1,748   1,686     1,353      1,366


Income (loss) per common
share assuming full dilution (Note b):
 Continuing operations
 before extraordinary items   $  (.13)   $  1.18   $ .15    $  .09    $   .63
 Discontinued operations         (.27)      (.49) (.13)          -       (.13)
        Extraordinary items         -        .30   .10         .06       1.77

       Net income (loss)      $  (.40)   $   .99   $ .12    $  .15    $  2.27


Dividends on preferred
 stocks                       $     -   $     -   $   -     $     -    $   635


Total assets                  $ 5,033   $ 2,114   $ 1,993   $ 2,652    $ 3,165


Long-term debt, net           $   470    $     -   $ 1,050  $ 1,201    $ 1,306


Notes:
      (a) The extraordinary items are a debt forgiveness in 1991, utilization of net operating loss carryforwards in 1992, a rent settlement in 1993 and debt forgiveness in 1994.

      (b)  For the year ended December 31, 1995, the conversions of Common
Stock equivalents into common
shares would result in net (loss) per share amounts which are anti-dilutive and are therefore not included as common equivalent shares. Income per common share was determined by dividing net income (loss), after deduction of dividend requirements on the CompuDyne Preference Stock, by the weighted average number of common shares. For the year ended December 31, 1991, net income per common share assumes the conversion of Preferred Stock into Common Stock. Accordingly, net income is not reduced for the related preferred dividend requirement. In November 1992, the Preferred Stock was converted to Common
Stock. In August 1995,
CompuDyne issued a new series of Preference Stock. There was no dividend requirement on the preference shares for 1995 due to the effect of purchase accounting on MicroAssembly's results.
/TABLE

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Financial Condition

During 1995, CompuDyne's net worth increased $1.367 million from a $-0- net worth at December 31, 1994.
Debt outstanding was $749 thousand as of December 31, 1995, compared to $-0- at December 31, 1994. Working capital was $705 thousand at December 31, 1995 compared to $410 thousand at December 31, 1994. The $295 thousand working capital improvement is mainly attributable to the effect of the purchase of MicroAssembly, whereby working capital was decreased by the increase in fixed assets $531 thousand, and intangible assets and goodwill $1.144 million offset by the issuance of notes to related parties $490 thousand, the issuance of preferred stock $1.891 million and the assumption of a deferred tax liability of $252 thousand resulting in an overall effect of an increase in working capital by $968 thousand. Other items affecting working capital was the writeoff of the loan to Suntec for $50 thousand and the loss for the year of $663 thousand.

During 1995, CompuDyne incurred a net loss of $663 thousand. An important part of CompuDyne revenues are dependent upon the Navy renewing the NISE East and Teton Contracts under similar terms and conditions as it had previously (See "General Information"), and Quanta's ability to improve the present level of sales and profits of its Data Control Systems division (See "Results of Operations-1995 compared with 1994"), generate positive cash flows, realize the projected sales and profits of its MicroAssembly subsidiary, reduce the level of existing payables and other obligations, and collect receivables in a timely manner.

Results of Operations - 1995 compared with 1994

The loss from continuing operations of $210 thousand in 1995 compares with income from continuing operations before extraordinary items of $2.065 million in 1994. The decrease in income from continuing operations of
$2.275 million was primarily due to the receipt in 1994 of net insurance proceeds of $1.389 million from the death of Frank Kelley after payment of deferred compensation payments to nine former executives of the Company, the non-recurring effect of accrual reversals of $263 thousand in 1994, a comparative higher loss at DCS of $434 thousand in 1995 due to $359 thousand of research and development costs, a loss at MicroAssembly in 1995 of
$34 thousand due to $91 thousand of purchase accounting adjustment changes and lower profits in 1995 at
Quanta by $216 thousand offset by lower corporate costs.

CompuDyne's net sales, which increased from $9.7 million in 1994 to $10.3 million in 1995, a 6% increase, were comprised of service revenue, telemetry and data acquisition product sales at Quanta and Stick-Screw products at MicroAssembly. Quanta's service revenue in 1995 was $8.9 million, $100 thousand more than 1994. The increase in service revenue was attributable to increases in task spending on government contracts. Service revenue represented 86% of 1995 revenues compared to 90% of 1994 revenues.

Quanta's product sales at its Data Control Systems division of $863 thousand was $144 thousand lower than 1994 as a result of a delay in delivering its new QPSK high-speed satellite test modem and APC. The Company has received several orders for its new QPSK but experienced development delays for this highly sophisticated instrument resulting in increased research and development spending and delivery delays. DCS finished the year with a backlog of $986 thousand.

MicroAssembly's results were only for the period of August 21 (date of acquisition) to December 1995. Earnings were decreased by $91 thousand in purchase accounting effects. During the five month period MicroAssembly had sales of $567 thousand.

Gross margins decreased $70 thousand from $1.6 million, 16% of sales, in 1994 to $1.5 million, 15% of sales, in 1995. The gross margin at Quanta decreased $193 thousand from 16% of sales to 13% of sales. The decline at Quanta was due to increased material content in service contracts and start-up costs for several new contracts.
DCS margins increased by $45 thousand from 22% of sales to 31% of sales, however the margin was offset by lower volume and a larger allocation to research and development costs. MicroAssembly's gross margin was $78 thousand and incremental since it was the first year of inclusion in CompuDyne's financial statements.

Total 1995 selling, general and administrative expenses increased $119 thousand from 1994 levels. The Company increased its expenses as a result of the operations of MicroAssembly by $123 thousand which was offset by lower expenses at Quanta Systems, DCS and Corporate of $21 thousand. Corporate expenses have been reduced at an annual rate of $125 thousand since August.

The Company undertook intensified research and development activities to complete the development of the
QPSK. Research and development expenditures were $359 thousand during the fiscal year ended December 31,
1995 compared with $66 thousand in 1994.

Total interest expense for 1995 was $31 thousand compared with $21 thousand for 1994. The increase was due to the expanded use of credit during the year and the new $400 thousand notes related to the MicroAssembly transaction in August.

Interest income for 1995 was $9 thousand compared with $28 thousand for 1994. The decline in interest income was due to lower cash balances as a result of funding the losses at Suntec during the period that the division was part of Quanta.

Other income decreased $1.848 million from $1.662 million in 1994 to expense of $186 thousand in 1995. In 1994, the Company benefitted from the Kelley life insurance proceeds in the amount of $1.389 million after paying deferred compensation payments to former executives at the Company. The Company also reduced certain accruals totaling $115 thousand and reversed its workmen's compensation accrual after receiving a final refund from the insurance carrier of $148 thousand in 1994.

In 1994 CompuDyne had extraordinary income of $523 thousand resulting from debt forgiveness from Clipper of $413 thousand and from deferred compensation beneficiaries of $110 thousand.

Loss from discontinued operations in 1995 was $453 thousand including disposal reserves, compared with 1994's loss of $860 thousand. The loss from discontinued operations reflects the sale of the Suntec division in August
1995.


Results of Operations - 1994 compared with 1993

Income from continuing operations before extraordinary items of $2.065 million in 1994 compares with income from continuing operations before extraordinary items of $253 thousand in 1993. The increase in income from continuing operations of $1.812 million was due to the net insurance proceeds of $1.389 million from the death of Frank Kelley after payment of deferred compensation payments to nine former executives of the Company, a larger profit than normal at Quanta Systems $176 thousand and adjustments of certain accruals $263 thousand.

CompuDyne's net sales, which increased from $9.6 million in 1993 to $9.7 million in 1994, a 1% increase, were comprised of service revenue, telemetry and data acquisition product sales at Quanta. Quanta's service revenue in 1994 was $8.7 million, $600 thousand more than 1993. The increase in service revenue was attributable to increases in task spending on other government contracts. Service revenue represented 90% of 1994 revenues compared to 84% of 1993 revenues. DCS sales decreased $400 thousand between 1994 and 1993.

Quanta's product sales at its Data Control Systems division of $1.0 million was $400 thousand lower than 1993 as a result of a decline in bookings resulting from defense spending reductions and delays DCS incurred bringing new products into the market. The Company reduced the costs of its product operations in reaction to the decline in business and has spent considerable time and effort in developing new commercial products. During
1994 DCS continued the development of its automatic power controller ("APC") and sold several units. DCS also continued the development of its high speed satellite test modem QPSK Model 7500 and sold two units. DCS finished the year with a strong backlog of $600 thousand.

Gross margins decreased $298 thousand from $1.9 million, 20% of sales, in 1993 to $1.6 million, 16% of sales, in 1994. The primary reason was DCS which had a margin decline of $376 thousand due to lower volume and higher costs which was offset by higher margins at Quanta of $77 thousand. The increase at Quanta was due to higher volume but at lower margins.

Total 1994 selling, general and administrative expenses decreased $397 thousand from 1993 levels. The Company decreased its expenses at Quanta Systems, DCS and Corporate.

The Company undertook research and development activities to develop new products for the telecommunications industry. Research and development expenditures were $66 thousand during the fiscal year ended December 31, 1994 compared with $113 thousand in 1993.

Total interest expense for 1994 was $21 thousand or $104 thousand lower than 1993 levels of $125 thousand. The decline was due to the repayment of all outstanding debt.

Interest income for 1994 was $28 thousand, or an increase of $14 thousand from 1993's interest income of $14 thousand. The increase was due to a larger amount of invested funds.

Other income increased $1.560 million from $102 thousand in 1993 to $1.662 million in 1994. The Kelley life insurance proceeds after paying deferred compensation payments to former executives of the Company amounted to $1.389 million. CompuDyne also reduced certain accruals totaling $115 thousand and closed out its workmen's compensation accrual with its insurer, AIG, Inc., after receiving a final refund from the insurance carrier, $148 thousand.

Extraordinary income of $523 thousand resulted from debt forgiveness from Clipper of $413 thousand and from deferred compensation beneficiaries $110 thousand compared with debt forgiveness in 1993 of $161 thousand primarily due to a settlement of its lease obligation at 90 State House Square in Hartford.


Liquidity

On November 18, 1994, CompuDyne obtained a $350 thousand secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, with which the Company was in compliance. In July
1995 the line was increased to $500 thousand and the advance rate increased from 50% of eligible accounts receivable to 75% of eligible accounts receivable. In January 1996, the interest rate on the loan was reduced to 2% above prime. In February 1996, the line was increased to $750 thousand. At December 31, 1995 the Company had outstanding borrowings of $259 thousand.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand. The line of credit is guaranteed by Mr. Roenigk. The rate is prime plus 1.5% and as of December 31, 1995 the line had not been used.

MicroAssembly has a subordinated unsecured serial term loan of $100 thousand that was made by Mr.
Markowitz to MicroAssembly. The loan is at prime plus 1.5% and requires quarterly payments of $5 thousand beginning in December 1995 and ending in 2001.

During 1995, CompuDyne incurred a net loss of $663 thousand. An important part of CompuDyne revenues and future results are dependent upon the Navy renewing the NISE East and Teton Contracts under similar terms and conditions as currently exists (See "General Information"), and Quanta's ability to improve the present level of sales and profits of its Data Control Systems division (See "Results of Operations-1995 compared with
1994"), generate positive cash flows, realize the projected sales and profits of its MicroAssembly subsidiary, reduce the level of existing payables and other obligations, and collect receivables in a timely manner. The
Company made considerable progress in reducing its reliance upon one contract through the award of Teton and several other contracts.

Accounts receivable net of allowance for doubtful accounts were $2.1 million at December 31, 1995 compared with $1.3 million at December 31, 1994. The increase in accounts receivable of $800 thousand is due to the inclusion of MicroAssembly $238 thousand, the timing of billings at Quanta $820 thousand, offset by lower receivables at DCS $258 thousand.


Capital Resources

There were capital expenditures of $78 thousand in 1995 compared with $3 thousand in 1994. The Company does not expect to incur more than $200 thousand of capital expenditures in 1996, which represents a normal level of expenditures to maintain its technology and manufacturing base.

RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made beginning in 1995.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements beginning 1996. Adoption of the new standard will not impact reported net income or cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
This standard will be effective for the Company beginning in 1996 and is not expected to have a significant impact on the Company's financial statement.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND


FINANCIAL  DISCLOSURE

         None.

                                 PART III


         Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of its fiscal year ended December 31, 1995, or April 30, 1996, relating to its 1995 Annual Meeting of
Stockholders.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS
         AND REPORTS ON FORM 8-K

(a)      Financial Statements
         The financial statements listed in the accompanying index to financial statements are filed as part of this
         Annual Report on Form 10-K.
(b)      Reports on Form 8-K
(c)      Exhibits
         The Exhibits listed on the index below are filed as a part of this Annual Report.

                           COMPUDYNE CORPORATION

                             INDEX TO EXHIBITS
                               (Item 14(c))

3(A).       Articles of Amendment and Restatement of Articles of Incorporation
of Registrant effective March
13, 1969, incorporated herein by reference to Registrant's Form 10-K Report filed for the fiscal year ended
September 30, 1975, Item 10(b)(1)(A).

3(B).       Articles of Amendment to Articles of Incorporation effective April
9, 1973, incorporated herein by
reference to Registrant's Form 10-K Report filed for the fiscal year ended September 30, 1975, Item 10(b)(1)(C).

3(C).       Articles of Amendment to Articles of Incorporation effective June
23, 1978, incorporated herein by
reference to Registrant's Form 10-K Report filed for the fiscal year ended September 30, 1978, Item 12(a)(1)(E).

3(D).       Statement of Shares Issued in Series - Statement as to Preference
Stock, Series A, incorporated
herein by reference to Registrant's Form 10-K Report filed for the fiscal year ended September 30, 1978, Item
12(a)(2)(1)(F).

3(E).       Statement of Shares Issued in Series - Statement as to Preference
Stock Series C, incorporated herein
by reference to Registrant's Proxy Statement dated April 22, 1987 for its 1987 Annual Meeting of Shareholders.

3(F).       By-Laws, as amended through May 27, 1987 and as presently in effect, incorporated herein by
reference to Registrant's Form 10-K Report filed for the fiscal year ended December 31, 1987, Item 3(F).

10 (A).     1986 Stock Incentive Compensation Plan incorporated herein by reference to Registrant's Proxy
Statement dated January 24, 1986 for its 1986 Annual Meeting of Shareholders.

10 (B).     Amendment to Loan and Security Agreement dated March 10, 1993 between Clipper and Quanta
incorporated herein by reference to Exhibit (K) to Registrants's Form 10-K filed for the fiscal year December
31, 1992.

10 (C).     Voluntary Petition in Bankruptcy dated December 31, 1991 filed by
CompuDyne Inc., in the Hartford
District of Connecticut, incorporated by reference to Exhibit (I) to Registrant's Form-8-K filed January 14, 1992.

10 (D)      Warrant dated, March 10, 1993 issued to Clipper (the "Clipper
Warrant"), is incorporated herein by
reference to Exhibit (L) to Registrant's Form 10-K filed December 31, 1992.

10 (E)      Amendment No. One, dated April 1, 1993, to the Clipper Warrant is filed herewith.

10 (F)      Warrant, dated March 10, 1993, issued to Corcap (the "Corcap
Warrant"), is incorporated herein by
reference to Exhibit (M) to Registrant's Form 10-K filed December 31, 1992.

10 (G)      Amendment No. One, dated April 1, 1993, to the Corcap Warrant is filed herewith.

10 (H)      Credit Agreement dated November 18, 1994 between Asian American
Bank and Trust and
CompuDyne and Quanta is filed herewith.

10 (I)      Form of Management Stock Purchase Agreement.

10 (J)      CompuDyne Corporation Certificate of Designations of the
Convertible Preference Stock, Series D
is incorporated herein by reference to Exhibit (4.1) to Registrant's Form 8-K filed September 5, 1995.

10 (K)      CompuDyne Corporation Senior Convertible Promissory Notes is
incorporated by reference to
Exhibit (4.2) to Registrant's Form 8-K filed September 5, 1995.

10 (L)      Stock Purchase Agreement dated August 21, 1995 between CompuDyne
Corporation, MicroAssembly
Systems, Inc., Martin A. Roenigk and Alan Markowitz is incorporated by reference to Exhibit (4.3) to
Registrant's Form 8-K filed September 5, 1995.

10 (M)      Asset Purchase and Sale Agreement dated as of August 21, 1995 by and among Quanta Systems
Corporation, Suntec Service Corporation and Norman Silberdick is incorporated by reference to Exhibit (4.4) to Registrant's Form 8-K filed September 5, 1995.

10 (N)      Stock Option Agreement dated August 21, 1995 by and between Martin
A. Roenigk and CompuDyne
Corporation is incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

11          Computation of Earnings per Common and Common Equivalent Share
(refer to Exhibit XI, Page
36).

22.         Subsidiaries of the Registrant is filed herewith.

                  COMPUDYNE CORPORATION AND SUBSIDIARIES



                       INDEX TO FINANCIAL STATEMENTS

                              (Item 14(a)(1))

            Page(s)

    Independent Auditors' Report                                      17

    Consolidated Balance Sheets at December 31, 1995
      and 1994                                                        18

    Consolidated Statements of Operations for the
      years ended December 31, 1995, 1994 and 1993                    19

    Consolidated Statements of Cash Flows for the
      years ended December 31, 1995, 1994 and 1993                    20

   Consolidated Statements of Changes in Shareholders'
      Equity (Deficit) for the years ended
      December 31, 1995, 1994 and 1993                                21

    Notes to Consolidated Financial Statements                   22-33



                              (Item 14(a)(2))


Financial  Statement Schedule

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December
  31, 1995, 1994 and 1993                                             34
/TABLE

                       INDEPENDENT AUDITORS' REPORT






Board of Directors and Shareholders
  of CompuDyne Corporation:

We have audited the accompanying consolidated balance sheet of CompuDyne Corporation and subsidiaries, as of December 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule as of and for the year ended December 31, 1995 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The consolidated financial statements and schedule as of December
31, 1994 and for the two years in the period then ended, before the adjustments described in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated March 29, 1995, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of and for the year ended December 31, 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited the adjustments described in Note 1 that were applied to restate the 1994 and 1993 financial statements and schedule for the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.



/s/DELOITTE & TOUCHE LLP

Washington D.C.
March 29, 1996

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                  ASSETS

       December 31,


                                            1995        1994
(In Thousands)
Current Assets


  Cash and cash equivalents               $     -     $   176
  Accounts receivable                       2,122       1,300
  Inventories
   Finished goods                             144           -
   Work in progress                           473         194
   Raw materials and supplies                 405         254
      Total Inventories                     1,022         448

  Net current assets of discontinued
  operations                                    -         132
  Prepaid expenses and other current assets     97          36
      Total Current Assets                  3,241       2,092

Non-current receivable,related parties         60           5
Property, Plant and Equipment, at cost
  Land and improvements                        26           -
  Buildings and leasehold improvements        190          27
  Machinery and equipment                     871         480
  Furniture and fixtures                      192         163
                                             -----     ------
                                            1,279         670
  Less accumulated depreciation and
  amortization                                691         663
      Net Property, Plant and Equipment       588           7
Goodwill and other intangible assets,
 net of accumulated amortization             1,127          -
Other assets                                    17          10
Total Assets                               $ 5,033     $ 2,114

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                        $ 1,515     $   992
  Bank line payable                           259           -
  Accrued pension costs                        40          25
  Other accrued expenses                      641         594
  Current portion of deferred compensation      61          71
  Current portion of notes payable
   related parties                             20           -

      Total Current Liabilities             2,536       1,682

Notes payable related parties                 470           -
Long term pension liability                   370         304
Deferred compensation, net of current
 portion                                       59         128
Deferred taxes                                231           -
      Total Liabilities                     3,666       2,114

Shareholders' Equity
  Convertible preference stock, Series D,
    1,260,460 issued and outstanding as of


    December 31, 1995                       1,891           -
  Common stock, par value $.75 per share:
    10,000,000 shares authorized; 1,749,622
    and 1,603,372 shares issued and
    outstanding at December 31,
    1995 and 1994, respectively             1,355       1,202
  Other capital                             7,973       7,988
  Receivable from management                  (91)        (92)
  Accumulated Deficit                      (9,761)     (9,098)




      Total Shareholders' Equity            1,367           -

Total Liabilities and Shareholders' Equity  $ 5,033     $ 2,114


              See notes to consolidated financial statements.

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  Years Ended December 31,

                                             1995      1994      1993
In thousands except per share amounts)
Net sales                                    $10,308   $9,699    $ 9,571

Cost of goods sold                             8,792    8,113      7,687


Gross margin                                   1,516    1,586      1,884


Selling, general and administrative expenses   1,214    1,095      1,492

Research and development                         359       66        113

Operating income (loss)                          (57)     425        279


Other (income) expense
 Interest expense                                 31       21        125

 Interest income                                  (9)     (28)       (14)

 Other income related parties                      -        -        (57)
 Other income                                     186  (1,662)       (45)

   Total other (income) expense                   208  (1,669)         9


Income (loss) from continuing operations
 before income taxes and extraordinary
 items                                          (265)   2,094        270

Income tax provision (benefit)                   (55)      29         17



Income (loss) from continuing operations
before extraordinary item                       (210)   2,065        253


Loss from discontinued operations               (453)    (860)      (211)

Income (loss) before extraordinary item      $  (663)  $1,205    $    42

Extraordinary item, debt forgiveness               -      523        161

Net income (loss)                            $  (663)  $1,728    $   203

Weighted average common equivalent shares:
 Primary                                       1,657    1,748      1,686

 Fully diluted                                 1,657    1,748      1,686

Income per common and dilutive common equivalent share:
 Continuing operations before
 extraordinary items                         $  (.13)  $  1.18   $   .15
 Discontinued operations                        (.27)     (.49)     (.13)
 Extraordinary items                               -       .30       .10


Net Income (loss) per share                  $  (.40)  $   .99    $   .12


Income per common share assuming full dilution:
 Continuing operations before
 extraordinary items                         $  (.13)  $  1.18    $   .15
 Discontinued operations                        (.27)     (.49)      (.13)
 Extraordinary items                               -      (.30)       .10

Net income (loss) per share                  $  (.40)  $   .99    $   .12










              See notes to consolidated financial statements.
/TABLE


                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS





                                        Years Ended December 31,

                                   December 31,   December 31,   December 31
                                        1995         1994           1993

   (In Thousands)
Cash flows from operating
activities:
 Net income (loss) from
 continuing operations             $   (210)     $  2,588         $     414

Adjustments to reconcile net
income to net cash
from operations:
 Depreciation and amortization           45           10                 26

 Reduction in allowance for
 doubtful accounts                        -          (13)                 -
 Reduction in reserve for contract
 disallowances                            -          (214)                 -
 Reduction in litigation reserve          -          (115)                 -
 Debt forgiveness                         -          (523)             (161)
 (Increase) decrease in accounts
 receivable                            (393)         (241)              735
 Decrease in accounts
  receivable-related party                5             -                 -
 (Increase) decrease in inventory      (138)          (16)                44

 Decrease (increase) in prepaid
 expenses                                15           (12)                39

 (Increase) decrease in
  accounts payable                      338           159               (275)

 Decrease in accrued expenses,
 related parties                          -             -               (107)
 Increase (decrease) in accrued
 expenses                              (131)         (208)               149
 Other                                   (9)         (207)               (61)

 Net cash flows provided by (used in)
 continuing operations                 (478)        1,208                803

 Loss on discontinued operations       (453)         (860)              (211)
 (Increase) decrease in net assets
 of discontinued operations             132           147               (279)
 Cash flows used in discontinued
 operations                            (321)         (713)             (490)

 Net cash flows provided by
 (used in) operations                  (797)          495                313

Cash flows from investing activities:
 Net cash received from acquisition
 of MicroAssembly                        52             -                 -
 Additions to property, plant
 and equipment                          (78)           (1)                 -
 Receivable from related parties          -            10               (15)

Net cash flows provided by (used in)
 investing activities                   (26)            9                (15)

Cash flows from financing activities:
 Payment of receivable from management     1             8                  -
 Increase in short term debt            258            -                  -
 Repayment of long term debt              -          (680)              (105)
 Proceeds from note payable,
  related parties                       400             -                  -
 Repayment of note payable
  related parties                       (10)            -               (132)

Net cash flows provided by (used in)
  financing activities                  649          (672)             (237)


Net increase (decrease) in cash and
 cash equivalents                      (176)          (168)               61
Cash and cash equivalents at the
 beginning of the year                  176            344              283

Cash and cash equivalents at the
 end of the year                   $      -       $    176       $      344


Supplemental disclosures of cash
flow information:
 Cash paid during the year for:
  Interest                         $     15       $     21       $      130
  Income taxes, net of refunds     $    (30)      $      4        $      17





              See notes to consolidated financial statements.

/TABLE

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)



                     Prefer-                      Receivable
($Thousands)        ence      Common    Other     From
                    Stock     Stock     Capital   Management Deficit  Total

Balance at
January 1, 1993     $     -   $ 1,015   $ 8,075   $      -  $(11,029)$(1,939)
Net income                -         -         -           -       203     203
Shares issued             -        94       (44)         -         -      50
Receivable from
 management               -         -         -        (50)        -     (50)
Balance at
 December 31, 1993        -     1,109     8,031        (50)  (10,826) (1,736)
Net income                -         -         -          -     1,728   1,728
Shares issued             -        93       (43)         -         -      50

Receivable
 from management          -         -         -        (50)        -     (50)
Payments from
 management               -         -         -          8         -       8

Balance at
 December 31, 1994        -     1,202     7,988        (92)   (9,098)      -

Net loss                  -         -         -          -      (663)    (663)
 Shares issued-common
 shares                   -       153       (15)         1         -      139

Shares issued-
 preference shares    1,891         -         -          -         -    1,891

Balance at
 December 31, 1995  $ 1,891   $ 1,355   $ 7,973   $    (91) $(9,761)  $ 1,367






               See notes to consolidated financial statements.
/TABLE

                          COMPUDYNE CORPORATION AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

Description of Business

CompuDyne Corporation ("CompuDyne" or "the Company"), a Pennsylvania corporation, incorporated on
December 8, 1952, operates in three industry segments through its wholly owned subsidiaries Quanta Systems
Corporation ("Quanta") which provides engineering and field services primarily to the U.S. government, Data
Control systems ("DCS") a division of Quanta, which manufacturers telemetry and telecommunications products, and MicroAssembly Systems, Inc. ("MicroAssembly") which manufactures a proprietary automated process called the "Stick-Screw System". The Stick-Screw System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. MicroAssembly operates out of owned facilities, utilizing automatic screw machines to manufacture the Stick-Screws. MicroAssembly also assembles the specially designed pneumatic drivers for inserting the screws. Quanta's products are provided at one location in
Gaithersburg, Maryland. Quanta provides engineering and field services ranging from small, single function projects to comprehensive turnkey programs involving design, fabrication, installation, training, maintenance, documentation and system integration services for the U.S. Military and U.S. Government worldwide. Through its Data Control Systems division, Quanta manufactures telemetry equipment, satellite command and control subsystems and telecommunications products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications.

Acquisition of MicroAssembly Systems, Inc.

On August 21, 1995, CompuDyne entered into and consummated a Stock Purchase Agreement by and among the Company, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and Markowitz are, collectively,the
"Sellers") and MicroAssembly, pursuant to which CompuDyne issued to the Sellers 1,260,460 shares of its
Convertible Preference Stock, Series D ("Series D Preference Stock") in exchange for all of the Sellers' shares of capital stock of MicroAssembly, which shares represented all of MicroAssembly's issued and outstanding capital stock. This transaction represents a non-cash investing activity and, therefore, has not been included in the Statement of Cash Flows. The issuance by CompuDyne of the Series D Preference Stock, together with the issuance of certain Notes, as defined below, and certain options to purchase Common Stock, all as described below and in accordance with the terms of the Stock Purchase Agreement, are referred to as the "Transaction" in which MicroAssembly became a wholly-owned subsidiary of CompuDyne. Of the 1,260,460 Shares of Series
D Preference Stock issued to the Sellers, 945,345 shares were issued to Mr. Roenigk, and 315,115 shares were issued to Mr. Markowitz. The Series D Preference Stock has rights to vote on a share for share basis with the Company's Common Stock on all corporate issues other than the election of directors; it is also convertible to common stock on a share for share basis at any time prior to redemption by the Company. On March 29, 1996, the holders of the preference stock waived their rights to the mandatory redemption by the Company. For the election of directors, each share of Series D Preference Stock is entitled to 1/3.08 of a vote as compared to the Company's Common Stock, which is entitled to one vote per share. Pursuant to the terms of the Series D
Preference Stock, each share of Preference Stock will be entitled to one vote per share with respect to the election of directors, effective as of August 1, 1996, unless the Board of Directors of the Company, in its sole and absolute discretion, approves a resolution prior to such date prohibiting such change in voting rights, in which case each share of Preference Stock will continue to have 1/3.08 vote per share. In the event the Board of Directors of the Company approves such a resolution, on May 1 of each subsequent year each share of
Preference Stock will have one vote. Each share of Series D Preference Stock carries an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of MicroAssembly's after-tax net income in the previous calendar year, divided by 1,260,460, or (b) eight percent(8%) of the Redemption Value of $1.50 per share of the Series D Preference Stock. Dividends may be paid on the Series D Preference Stock, at the Company's option, in cash, CompuDyne Common Stock, or a combination thereof, based upon the average closing price of
CompuDyne's Common Stock for the prior thirty (30) trading days. There were no dividends accrued or paid for 1995.

CompuDyne has accounted for the acquisition of MicroAssembly using the purchase method of accounting. The purchase price was allocated to the net assets acquired based on preliminary estimates of their fair values at the date of acquisition. The fair values of these assets and liabilities are summarized as follows (in thousands):

              Cash                                      $  118
              Accounts Receivable                          261
              Inventories                                  436
              Other Assets                                               76
              Property, Plant and Equipment                             531
              Intangible Assets                            430
              Goodwill                                     714
              Accounts Payable and Accrued Expenses     (  358)
              Deferred Tax Liabilities                    (251)
                Total                                   $1,957

The preliminary purchase price allocation is subject to change during the next year as additional information concerning asset and liability valuation is obtained. Therefore, the final allocation may differ from the preliminary allocation.

The accompanying financial statements include the operations of MicroAssembly for the period from August 21, 1995 through December 31, 1995.

The excess of the purchase price over the net tangible assets and liabilities acquired of $1.144 million has been allocated to intangible assets and goodwill and is being amortized on a straight line basis over 25 years.

Beginning on August 21 in the year 2000, the Company may, at its option, redeem all or any part of the Series
D Preference Stock for a price of $1.80 per share, that being one hundred twenty percent (120%) of the
Redemption Value, plus accrued and unpaid dividends.

As part of the Transaction, in return for $400 thousand paid to CompuDyne at the closing, CompuDyne issued to the Sellers Senior Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $400 thousand, which Notes are convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of common stock, or 266,667 shares of common stock if the entire principal amount of the Notes is converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes were issued to Mr. Roenigk, and $100 thousand principal amount of the
Notes were issued to Mr. Markowitz. As described in a report filed by the Sellers with the Securities and
Exchange Commission and with the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934, the source of the Sellers' $400 thousand investment in the Company was personal funds.

As a further part of the Transaction, Norman Silberdick, the Company's Chairman, President and Chief
Executive Officer, resigned as such and as a director of the Company. The Company's Board of Directors elected Mr. Roenigk to fill Mr. Silberdick's seat on the Board of Directors, and to become its Chairman,
President and Chief Executive Officer. Mr. Markowitz was also elected to the Company's six member Board of Directors. In recognition of Mr. Roenigk's position as Chairman, President and CEO, the Company has issued to him options to purchase up to 200,000 shares of the Company's Common Stock for $1.50 per share.
The options expire in ten (10) years. Mr. Silberdick, as part of a related transaction described below, turned in to the Company 60,000 shares of the Company's Common Stock issued pursuant to a Stock Purchase
Agreement, dated August 1, 1993, between the Company and Mr. Silberdick, and he relinquished his rights to purchase an additional 50,000 shares pursuant to such Agreement.

Prior to the Transaction, the Sellers held no voting shares of CompuDyne, although Mr. Roenigk held 70,000 shares of Corcap, Inc. ("Corcap") Common Stock, which is approximately 2.4% of Corcap's voting shares.
Corcap is a holder of shares in CompuDyne.
 Immediately after the Transaction,
the Sellers held 1,260,460 shares
of CompuDyne's voting stock (the Series D Preference Stock), or approximately 41.9% of the voting power of issued and outstanding shares for all issues other than the election of directors and 19% of the voting power of issued and outstanding shares for the election of directors. Assuming conversion by the Sellers of all of the shares of Series D Preference Stock, the conversion of the full principal amount of the Notes and the exercise by Mr. Roenigk of his options to purchase 200,000 shares of the Company's Common Stock, the Sellers would hold 1,727,127 shares of the Company's voting stock, or approximately 48.5% of the Company's voting stock on a fully diluted basis. In addition, in connection with the Transaction, Mr. Roenigk became a director of Corcap and was issued options to purchase 450,000 additional shares of Corcap Common Stock which, if exercised, would, together with Mr. Roenigk's prior holdings, result in his holding approximately 15.4% of Corcap's
Common Stock.

The Sellers have, in their filing with the Securities and Exchange Commission pursuant to Section 13(d) of the Securities and Exchange Act of 1934, disclaimed any arrangements or understandings among themselves or their associates with respect to the future election of the Company's directors or other matters in connection with the operation and management of the Company.

Divestiture of Suntec Division

On August 21, 1995, Quanta Systems transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation, a newly-formed corporation ("Suntec"), in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's Common
Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and
Director.

As a condition precedent to the sale of the Suntec shares to Mr. Silberdick, he turned in to CompuDyne 60,000 shares of CompuDyne Common Stock and relinquished purchase rights held by him to acquire an additional
50,000 shares of CompuDyne Common Stock.

As consideration for the shares of Suntec, Mr. Silberdick executed a nonrecourse promissory note in the initial principal amount of $79,000 (the "Silberdick Note"), payment of which was secured by a pledge of all Suntec shares held by Mr. Silberdick, which shares must at all times equal or exceed 33% of all outstanding shares of Suntec capital stock. The Silberdick Note bears interest at an annual rate equal to the Wall Street Journal prime rate, plus 2%. Through August 31, 2000, the principal of the Silberdick Note is payable annually in amounts equal to 25% of Suntec's net, after-tax income for the year in question. Thereafter, the unpaid principal balance, as of that date, shall be paid in five equal annual installments.

The amount of consideration determined by Quanta to be appropriate for the sale of the Suntec Common Stock to Mr. Silberdick resulted from a number of factors. While a division of Quanta, Suntec's business had never produced a profit. As a result, and in light of Quanta's retention of the 2% royalty on Suntec's net sales and other revenues for 30 years, Quanta decided that the business should be valued at its net book value at the closing date. The amount of the Silberdick Note was, at the closing date, based upon Suntec's net book value at June 30, 1995 and was subject to adjustment to its net book value based upon a closing date balance sheet to be completed on or before September 20, 1995. A subsequent review of the financial statements as of August
21, 1995 indicated that there was no equity in the assets transferred to Suntec and Mr. Silberdick thereafter purchased the shares of Suntec for $100.

As part of the transaction, Quanta loaned $50 thousand to Suntec payable at the end of three years at prime plus
2% with interest due at the anniversary date of the loan. The loan is a senior obligation of Suntec with rights to security. As of December 31, 1995, the Company provided a reserve for the full amount of this loan.

As a result of the disposal of Suntec in 1995, the consolidated statements of operations for the years ended
December 31, 1994 and 1993 have been restated to reflect Suntec as a discontinued operation. Loss from
Discontinued Operations were $453 thousand, $860 thousand and $211 thousand for the years ended December
31, 1995, 1994, and 1993, respectively. In addition, the net assets and liabilities of the Suntec division of $132 thousand have been reclassified to Net Current Assets of Discontinued Operations at December 31, 1994 in the consolidated balance sheet.

Loss from Discontinued Operations includes a provision of approximately $85 thousand in 1995 for the loss on disposal of the Suntec Division. Revenues included in loss on discontinued operations were $656 thousand,
$2.588 million, and $2.269 million in 1995, 1994 and 1993, respectively.

Pro-Forma Financial Information

The following pro-forma financial information of CompuDyne Corporation reflects the acquisition of
MicroAssembly and the disposition of Suntec Service Corporation as if these transactions had occurred on
January 1, 1995 and January 1, 1994:

              (In Thousands)                 1995            1994

              Revenues                       $11,335         $11,104
              Income (loss) before
               Extraordinary Items              (276)          2,085
              Net Income (Loss)                  (276)         2,608
              Earnings (Loss) Per Share         (.17)            .88

2.         SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated. On August 21, 1995,
CompuDyne sold the assets of its Suntec Division and acquired MicroAssembly. For comparison purposes, the
December 31, 1994 balance sheet has been restated to reflect the net assets and liabilities of the Suntec Division as Net Current Assets of Discontinued Operations and the year ended December 31, 1994 and 1993 Statements of Operations and of Cash Flows as a Discontinued Operation.

Use of Estimates

Certain estimates used by management are susceptible to significant changes in the economic environment.
These include estimates of percentage-of-completion on long term contracts and valuation allowances for contracts accounts receivable. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near-term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of December 31, 1995, the estimates used in the financial statements are adequate based on the information currently available.

Revenue Recognition

Revenue under cost reimbursement contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts are recognized to the extent of billable rates times hours delivered plus materials expenses incurred. Revenues from fixed price contracts are recognized under the percentage of completion method. Revenues from the sale of manufactured products are recognized based on shipment date. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Inventories

Raw material inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process represents direct labor, materials and overhead incurred on products not yet delivered. Finished goods are valued at the lower of cost or market.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.
Depreciation is computed using principally the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives are as follows:

           Buildings and improvements       7-39 years
           Machinery and equipment          3-10 years
           Furniture and fixtures           3-10 years

Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized.

Goodwill and Other Intangibles

Goodwill and other intangibles are being amortized on a straight-line basis over 25 years. Accumulated amortization was $17 thousand and $0 at December 31, 1995 and 1994, respectively.

Income Taxes

CompuDyne and its subsidiaries file a consolidated federal income tax return. Effective January 1, 1993, the
Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income
Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The adoption of SFAS 109 had no impact on operations.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the company considers temporary investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Share

Net income (loss) per share has been computed using the weighted average number of common shares outstanding during the periods including the effect of common stock equivalents where such effect would be dilutive.

Reclassifications

Certain reclassifications have been made in the 1993 and 1994 financial statements to conform to the 1995 presentation.

3.       ACCOUNTS RECEIVABLE

         Accounts Receivable consist of the following:
           (In thousands)               December 31,   December 31,
                                             1995           1994

           U.S. Government Contracts:
            Billed                      $    974        $   390
            Unbilled                         701            476
                                           1,675            866
           Commercial                        483            468
           Total Accounts Receivable    $  2,158       $  1,334

           Less Allowance for
            Doubtful Accounts                (36)           (34)

           Net Accounts Receivable      $  2,122       $  1,300


Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Unbilled receivables include retainages of approximately $175 thousand and $125 thousand at December 31, 1995 and 1994, respectively.

Direct sales to the U.S. Federal Government for the years ended December 31, 1995, 1994 and 1993 were approximately $8.9 million, $9.0 million and $8.3 million, respectively, or 86%, 90% and 84% of the Company's total net sales for the same years. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency. All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits.

Substantially all of the Company's government related business is with the U.S. Department of Defense, specifically under one major contract, the NISE East contract that was awarded to Quanta in March 1992 as a one-year contract with four one-year renewal options. The contract has been renewed through September 30,
1996. Sales under the NISE East contract totaled approximately $7.0 million in 1995. The Teton Contract was awarded in September 1995 and is valued at up to $9.5 million over five years. This contract is a one year contract with four renewal options. If NISE East and Teton do not continue to renew the contracts, or if the terms and conditions of such contracts are substantially modified, Quanta will be required to modify its operations accordingly. Management believes that the NISE East and Teton contracts will be renewed under similar terms and conditions.


4.       NOTES PAYABLE RELATED PARTIES

On August 21, 1995 CompuDyne issued to Martin A. Roenigk and Alan Markowitz Senior Convertible
Promissory Notes (the "Notes") in the aggregate principal amount of $400 thousand, which Notes are convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of Common Stock, or 266,667 shares of common stock if the entire principal amount of the Notes is converted.
Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes was issued to Mr. Roenigk, and $100 thousand principal amount of the Notes was issued to Mr. Markowitz. Under the terms of the Notes, interest is due quarterly in arrears at prime plus 2% with the principal due August 21, 2005.
The Notes are Senior Obligations of CompuDyne.

In addition, on April 29, 1995, MicroAssembly converted a Subordinated Revolving Promissory Note with an outstanding balance of $100 thousand into a Subordinated Term Loan with Alan Markowitz. It is a 5 year loan with interest at Prime plus 1% payable quarterly. Principle payments are $5 thousand per quarter. At
December 31, 1995, $90 thousand was outstanding on this note.

In May 1994, CompuDyne negotiated a modification to the Loan agreement ("Clipper Agreement") Quanta had with JM Clipper Polymers Corporation ("Clipper") whereby the Company agreed to pay $1 million in full satisfaction of its debt of $1.163 million. On May 17, 1994 CompuDyne made a payment of $700 thousand, established six quarterly payments of $50 thousand for the balance due and terminated its working capital line of credit of $150 thousand with Clipper. Clipper further agreed to surrender its warrant to purchase 100,000 shares of CompuDyne Corporation Common Stock upon final payment of the outstanding debt which occurred in November 1994.

On July 27, 1994, Clipper, Corcap Eastern, Inc. ("CE"), a wholly owned subsidiary of Corcap, and Quanta entered into an agreement whereby CE, as lessor under a lease to Clipper for property located in Dayville, Connecticut
(the "Dayville Property"), terminated the lease in consideration for which Clipper cancelled a promissory note from CE to Clipper in the amount of $1.744 million and released a mortgage securing such note. As further consideration for the termination of the lease, Clipper forgave an additional $250 thousand of debt owed from Quanta to Clipper under the Clipper Agreement. Quanta's indebtedness to Clipper under the Clipper
Agreement had thereby been reduced to $50 thousand, payable in five quarterly installments of $10 thousand commencing on September 30, 1994 and ending on September 30, 1995. In July 1991, the Dayville real estate and buildings were leased to Clipper under a "triple net" lease at an annual rental of $250 thousand, with an option to renew for one additional ten-year term and an additional option to purchase the facility for an amount equal to the principal amount of the mortgage plus $100 thousand.

As part of the foregoing transaction and as consideration for Corcap causing CE to terminate the lease,
CompuDyne entered into an agreement with Corcap to provide to Corcap management services and use of office facilities and to absorb the cost of certain legal services for a period of four years without charge to Corcap.

On October 4, 1994 Clipper, CompuDyne and Corcap entered into a letter agreement that provided for $20 thousand of obligations by Clipper for environmental costs associated with the Dayville Property be offset against indebtedness due Clipper from Quanta. CompuDyne in turn reduced the amount of moneys due it from Corcap for $20 thousand and Corcap then established a liability for the environmental costs.

Corcap required, as a condition to its conversion of the Preferred Stock to CompuDyne Common Stock and the relinquishment and waiver of accrued dividends on the Preferred Stock, that CompuDyne issue a warrant (the
"Corcap Warrant") for 150,000 shares of CompuDyne Common Stock to Corcap. The exercise price of the
Corcap Warrant is $.40 per share. On August 21, 1995 Corcap exercised the warrant by issuing a promissory note to CompuDyne in the amount of $60 thousand secured by the stock. This transaction represents a non-cash investing activity and, therefore, has not been reflected in the Statement of Cash Flows.


5.       BANK NOTE PAYABLE

On November 18, 1994, CompuDyne obtained a $350 thousand secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, with which the Company was in compliance. In July
1995 the line was increased to $500 thousand and the advance rate increased from 50% of eligible accounts receivable to 75% of eligible accounts receivable. At December 31, 1995 the Company had outstanding borrowings on this line of credit of $259 thousand. In February 1996, the line was increased to $750 thousand and the interest rate on the loan was reduced to prime plus 2%. The line of credit expires on June 30, 1996.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand. The line of credit is guaranteed by Mr. Roenigk. The rate is prime plus 1.5% and at December 31, 1995, the line had not been used.


6.       INCOME TAXES




The components of the income tax provision (benefit) from continuing operations for the years ended December
31, 1995, 1994, and 1993 are as follows:
              $ thousands
                              1995      1994      1993
              Current         $  (29)   $  29     $  101
              Deferred           (26)       -        (84)
                               -----    -----      -----
                              $  (55)  $   29     $   17

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 1995 and 1994 are summarized as follows:

                                                       December 31,
                                                  1995             1994
              Assets:

                Accrued expenses and deferred
                 compensation                     $   273       $  297
                Tax operating loss carryforward     9,510        8,702
                Tax credit carryforward               459          459
                Book reserves in excess of tax         93           93
                Total deferred assets              10,335        9,551

              Valuation allowance                 (10,335)      (9,551)

                Net deferred assets                     0            0

              Liabilities:
                Book depreciation in
                excess of tax                          (3)           -
                Investment in subsidiary               (228)         -
                Total deferred liabilities             (231)         -

                Net deferred liabilities            $  (231)     $   -

A valuation allowance is provided to reduce the deferred tax assets to a level more likely than not, under the rules in SFAS 109, will be realized.

The difference between the statutory tax rate and CompuDyne's effective tax rate from continuing operations
are summarized as follows:
                                                          1995     1994    1993
              Statutory federal income tax rates          34.0%    34.0%  34.0%

              State income taxes, net of
                Federal benefit                              -      2.4     0.5
              Change in valuation allowance               34.0        -       -
              Tax effect of NOL utilization                  -        -  (34.0)

              Non-taxable life insurance proceeds            -    (36.0)      -
              Reversal of prior year taxes               (10.9)       -       -
              Tax effect of non-deductible items          (9.9)     1.0     5.8


                Tax                                      (20.8)% 1.4%     6.3%

At December 31, 1995, the Company and its subsidiaries have net operating loss carryforwards available to offset future taxable income of approximately $28 million, subject to certain limitations. These carryforwards expire between 2000 and 2010. The utilization of substantially all of these tax loss carryforwards is limited to approximately $200 thousand each year as a result of the ownership change which occurred in 1995. The
Company also has carryforwards available for alternative minimum tax purposes which do not differ significantly from regular net operating loss carryforwards.


7.        COMMON STOCK AND COMMON STOCK OPTIONS

On November 12, 1992 the CompuDyne Board authorized the issuance of 300,000 shares of Common Stock to key employees of CompuDyne and Quanta at a price of $.40 per share, the fair market value at such time. In
January 1993, the Board subsequently authorized the issuance of an additional 200,000 shares of Common Stock to a key employee at the same price and on the same terms as those authorized on November 12, 1992. These authorizations were formalized in Stock Purchase Agreements, dated August 1, 1993, under which the employees may purchase an aggregate of 125,000 shares on August 1, of each of the years 1993 through 1996 provided certain conditions are met including continued employment by CompuDyne, by paying cash for such shares or by giving the Company a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First National Bank of Maryland as its prime commercial rate.
The Stock Purchase Agreements further provide that within 90 days of any Change of Control of CompuDyne, as defined, the employees will be entitled to purchase all of the shares of CompuDyne Common Stock not yet purchased under such Agreements by delivering a written notice to CompuDyne. On August 1, 1993, August 1,
1994 and August 1, 1995 an aggregate of 306,250 shares of CompuDyne Common Stock were issued to management, (the "Management Shares") in exchange for promissory notes pursuant to the Stock Purchase
Agreements. In August 1995 as part of the agreement to acquire Suntec, Norman Silberdick former Chairman and President of CompuDyne returned 60,000 shares to CompuDyne in exchange for the cancellation of the promissory notes securing those shares thereby reducing the amount of shares issued to 246,250. Mr. Silberdick also cancelled his right to receive 50,000 shares on August 1, 1995. The remaining 56,250 shares issuable to management will be offered to such employees over the next year at $.40 per share so long as such persons are employed by the Company.

In August 1995, the Company issued Martin A. Roenigk options to purchase up to 200,000 shares of the
Company's Common Stock for $1.50 per share. The options expire in ten (10) years.

The Company's stock option plans established in fiscal 1986 provide for the granting of options to purchase shares of Common Stock to eligible employees, of which 7,833 shares remained available for grant at December
31, 1994. Stock options have been and may be granted at not less than the market price on the dates of grant.
At December 31, 1994, 91,667 shares were exercisable. In accordance with the provisions of the plan, subsequent to his resignation, Mr. Dominic had until January 31, 1995 to exercise his options. Mr. Dominic did not exercise his options thus causing his 91,667 options to lapse during 1995.

During 1995 the Company issued options to purchase 25,000 shares of common stock for $2 per share to an officer of the Company. In addition, in December 1995, CompuDyne issued 58,210 shares under the 1986 Stock
Incentive Compensation Plan to certain employees as partial payment of accrued bonuses for 1994, the balance of which was paid in cash. This transaction represents a non-cash investing activity and, therefore, has not been included in the Statement of Cash Flows.

          The transactions for shares under options were:

                                     Year           Year           Year
                                     ended          ended          ended
                                   December 31,   December 31,   December 31,
                                      1995           1994           1993
      Outstanding, Beginning
            of Period
                   Shares           92,167          92,167          500
                   Prices         $.75-14.125     $.75-14.125    $14.125
            Granted
                   Shares          283,210              -         91,667
                   Prices        $1.375-2.00            -            .75
            Exercised
                   Shares          58,210               -              -
                   Prices          $1.375               -              -
            Expired or Cancelled    91,667              -              -

            Outstanding, End
            of Period
                   Shares         225,500            92,167       92,167
                   Prices        $2-14.125        $.75-14.125    $.75-14.125

            Options Exercisable    225,500           92,167       92,167

8.        EMPLOYEE BENEFIT PLANS

The Company has a 401(k) retirement savings plan covering substantially all employees. All employees are eligible to participate in the plan after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation subject to Internal Revenue Service limitations.
CompuDyne currently matches employee contributions up to the first 2% contributed. Expense for matching contributions to the Plan were $46 thousand, $45 thousand and $49 thousand for 1995, 1994, and 1993, respectively.

9.        COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution and manufacturing facilities.

As of December 31, 1995, future minimum rental payments required under operating leases that have initial or
remaining noncancellable terms in excess of one year are as follows (in thousands):
              Year Ended December 31,
              1996             $  330
              1997                340
              1998                350
              1999                361
              2000                 61
                              $1,442

Rental expense was $399 thousand, $466 thousand and $409 thousand in 1995, 1994, and 1993, respectively.

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.


10.        RELATED PARTIES

CompuDyne charged management advisory service fees to Corcap for the years ended December 31, 1995, 1994 and 1993 of $-0-, $36 thousand and $60 thousand, respectively.

Corcap sublet to CompuDyne all of the Corcap corporate office space until Corcap and CompuDyne moved to
Willimantic, Connecticut at the offices of MicroAssembly in November 1995. As of December 31, 1995, Corcap owed CompuDyne $60 thousand for a promissory note for the exercise of its warrant to purchase 150,000 shares of CompuDyne Common Stock.

In August 1995, Corcap exercised its warrant to purchase 150,000 shares of CompuDyne Common Stock by issuing CompuDyne a promissory note secured by the shares. Prior to the exercise of the warrant, Corcap held
670,881 shares of CompuDyne's voting shares, or approximately 38.3% of CompuDyne's 1,749,622 issued and outstanding shares of Common Stock.

On September 14, 1995, Corcap contributed to the Corcap, Inc. Pooled Pension Investment Trust, Plans 1A and
6B, 224,000 shares of CompuDyne Common Stock to satisfy its unpaid pension contributions for the years 1992,
1993, and 1994.

On June 3, 1993, the Corcap Board of Directors authorized the sale of shares of its holdings of CompuDyne
Common Stock under Rule 144. In 1993 Corcap sold 27,000 shares of CompuDyne Common Stock, 40,500 shares in 1994 and 40,500 shares in 1995.

After the MicroAssembly transaction and the sale of 54,000 shares by Corcap of CompuDyne Common Stock under Rule 144 of the Securities Act of 1933, Corcap's ownership of CompuDyne Common Stock decreased from
35% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994 to 24.7% as of December 31, 1995. After assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to
Messrs. Martin A. Roenigk and Alan Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne Common Stock, (ii) the conversion of $400 thousand principal amount of Senior
Convertible Promissory Notes to Messrs. Roenigk and Markowitz which promissory notes are convertible by the holders into 266,667 shares of CompuDyne Common Stock and, (iii) the exercise of an option to purchase
200,000 shares of CompuDyne Common Stock issued by the Company to Mr. Roenigk at an exercise price of
$1.50 per share as part of the Transaction, and (iv) the purchase of an additional 56,250 shares of CompuDyne
Common Stock on August 1, 1996 by certain members of CompuDyne management pursuant to a Stock
Purchase Agreement, dated August 1, 1993, between CompuDyne and such members of management, assuming certain conditions are met and (v) the exercise of stock options for 25,000 shares of CompuDyne Common Stock issued to an officer of the company, Corcap's ownership will be decreased to 12.4% on a fully diluted basis.

11. KOLUX PENSION PLAN

In March 1987, the Company ceased its Kolux plant operations resulting in a curtailment of the defined benefit pension plan covering certain plant employees. As of December 31, 1995, the actuarial present value of accumulated plan benefits was estimated to be $793 thousand, based upon an 7.2% interest rate assumption; the
1984 Unisex Mortality table with a five year age setback for females; and the March 1, 1995 (latest actuarial valuation) employee database projected forward to December 31, 1995. All benefits under the plan are fully vested. The market value of plan assets as of December 31, 1995 was $383 thousand. Accordingly, the plan's unfunded accrued liability as of December 31, 1995 of $410 thousand ($329 thousand at December 31, 1994) has been reflected in the balance sheet as accrued pension costs.

12.        INDUSTRY SEGMENT INFORMATION

The Company currently operates in three business segments: engineering and security services, the manufacture of telemetry and telecommunications equipment and the manufacturing and marketing of the Stick-Screw System.
During the years ended December 31, 1995, 1994, and 1993 sales to the U.S. Federal Government amounted to
86%, 90% and 84%, respectively, of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

Revenues and related costs from engineering and security services during the three years ended December 31,
1995, 1994 and 1993 are detailed below:
($ Thousands)                      1995           1994           1993
              Revenues             $ 8,878         $ 8,691        $ 8,128
              Cost of Services       7,709           7,326         6,840
              Gross Profit           1,169           1,365         1,288

              Operating income
               (loss)                  546             794           617

              Total Assets,
               at year end           1,621             703           596

              Depreciation               -             10             16

              Capital Expenditures        4              -               -

Revenues and related costs from Data Control Division telemetry and telecommunications products during the three years ended 1995, 1994 and 1993 are detailed below:

($ Thousands)                      1995      1994      1993


              Revenues           $  863      $ 1,008   $ 1,443
              Cost of Services      594          787       847
              Gross Profit          269          221       596

              Operating income
               (loss)             (311)          (15)       75

              Total Assets,
               at year end         758           887       534

              Depreciation            -             -        10

              Capital Expenditures    -             -         -

Revenues and related costs from the sale of Stick-Screw products from its
August 21 acquisition through
December 31, 1995 are detailed below:
              ($ Thousands)                       1995
              Revenues                            $   567
              Cost of Services                        489
              Gross Profit                             78


              Operating income (loss)                  (46)

              Total Assets, at year end             2,392

              Depreciation                             28
              Capital Expenditures                     74

There were no revenues from Corporate activities.  Costs related to corporate activities for the three years ended
December 31, 1995, 1994 and 1993 are detailed below:
($ Thousands)                      1995       1994     1993
              Operating loss      $(246)     $(354)    $(413)


              Total Assets,
               at year end         262         392       584

              Depreciation            -           -         -

              Capital Expenditures    -           -           -


13.       RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period. This standard will be effective for the Company beginning in 1996 and requires measurement of awards made beginning in 1995.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company intends to implement these disclosure requirements beginning 1996. Adoption of the new standard will not impact reported net income or cash flows.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."
This standard will be effective for the Company beginning in 1996 and is not expected to have a significant impact on the Company's financial statement.

                                                                SCHEDULE II


                  COMPUDYNE CORPORATION AND SUBSIDIARIES
               SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                               ($ Thousands)


                           Balance at   Charged to               Balance
                           Beginning    Costs and                at End
Description                of Period    Expenses  Deduction      Period
Year Ended December 31,
 1995

  Reserve and allowances
     deducted
    from asset accounts:
    Obsolescence reserve
     for inventory       $ 201          $  15    $     0        $ 216
    Reserve for accounts
     receivable            207              3         (5)         205

Year Ended December 31,
 1994

  Reserve and allowances
     deducted
    from asset accounts:
    Obsolescence reserve
     for inventory       $ 197           $   4    $     0        $ 201
    Reserve for
     accounts receivable   220               0        (13)         207

Year Ended December 31,
 1993

  Reserve and allowances
   deducted
    from asset accounts:
    Obsolescence reserve
    for inventory        $ 207          $   0    $   ( 9)        $ 198
    Reserve for accounts
     receivable            217              3          0           220



                                                              EXHIBIT XI

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
               COMPUTATION OF EARNINGS PER COMMON AND COMMON
                             EQUIVALENT SHARE


(In thousands, except per share amounts)

                                              Year Ended December 31,
                                             1995      1994      1993
Primary (loss) earnings per share:
  (Loss) earnings from continuing
   operations before
     extraordinary item                      $ (210)   $2,065    $  253
  Discontinued operations                      (453)     (860)     (211)
  Extraordinary item                             -        523       161
     Net (loss) earnings                     $ (663)   $1,728    $  203

Weighted average common and common
     equivalent share                         1,657     1,748     1,686
Adjustment to options                             -         -         -
Primary shares                                1,657     1,748      1,686

(Loss) earnings per share:
  Continuing operations before
  extraordinary item                         $ (.13)   $ 1.18    $  .15
  Discontinued operations                      (.27)     (.49)     (.13)
  Extraordinary item                              -       .30       .10
     Net (loss) earnings                     $ (.40)   $  .99    $  .12

Fully diluted (loss) earnings per share:
  (Loss) earnings from continuing operations
     before extraordinary item               $ (210)   $2,069    $  293
  Adjustment for interest on
  promissory notes                               13         -          -
Discontinued operations                        (453)     (860)     (211)
  Extraordinary item                              -       523       161
     Net (loss) earnings                     $ (650)   $1,728    $  203

Weighted average common and
  common equivalent share                     1,657     1,748     1,686
Conversion of preferred shares
 and promissory notes                           509         -         -
Fully diluted shares                          2,166     1,748     1,686

(Loss) earnings per share:
  Continuing operations before
  extraordinary item                         $ (.09)   $ 1.18    $  .15
  Discontinued operations                      (.21)     (.49)     (.13)
  Extraordinary item                              -       .30       .10
     Net (loss) earnings                     $ (.30)   $  .99    $  .12

/TABLE

                                SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPUDYNE CORPORATION
                              (Registrant)


                              By:/s/ I. Elaine Chen
                              I. Elaine Chen
Dated: March 29, 1996          Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29 , 1996.


/s/ Martin A. Roenigk     Director, Chairman, President
Martin A. Roenigk          and Chief Executive Officer


/s/  Marjorie E. Morrissey Director     /s/  Millard H. Pryor, Jr. Director
     Marjorie E. Morrissey                   Millard H. Pryor, Jr.



/s/ David W. Clark, Jr. Director        /s/  Philip M. Blackmon  Director and
David W. Clark, Jr.                     Philip M. Blackmon  Executive
                                                            Vice-President


/s/ I. Elaine Chen  Corporate Controller/s/  Alan Markowitz Director
I. Elaine Chen                               Alan Markowitz

                              (2)

                                                      EXHIBIT 22
                      SUBSIDIARIES OF THE REGISTRANT


                                                                 Percentage
                                                                 of voting
                                                                 securities
                                    Incorporated                 owned by
                                    under the                    immediate
Name                               laws of           Parent      parent

CompuDyne Corporation *              Pennsylvania Registrant
CompuDyne Corp. of Maryland *        Maryland   CompuDyne Corp.       100%
Quanta Systems Corporation *         Colorado   CompuDyne Corp.       100%
CompuDyne, Inc.**                    Delaware   CompuDyne Corp.       100%
MicroAssembly Systems, Inc.          ConnecticutCompuDyne Corp.       100%

                                     ___________________


Note:      * All subsidiaries of the Registrant as of December 31, 1995, are included in the consolidated financial
           statements of the Registrant.
           **     CompuDyne, Inc. filed for petition in bankruptcy on December
31, 1991.
