Form 10-K/A
period 1995-12-31
COMPUDYNE CORP
filed 1996-04-30
CIK 22912

FORM 10-K/A(1)

                                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549


                [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1995
                          .......................................
                                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ...................................
Commission File Number                            1-4245
                       ..........................................
                                     CompuDyne Corporation

(Exact name of registrant as specified in its charter)

                    Pennsylvania                 23-1408659
          ..............................     .................
          State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization      Identification No.)


120 Union Street, Willimantic, Connecticut        06226
 ..........................................       ........
 (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code        (860)456-4187

Securities registered pursuant to Section 12(b) of the Act:

Title of each class            Name of each exchange on which registered
 ....................           .........................................
Common Stock $.75 par value              Over-The-Counter

Securities registered pursuant to section 12(g) of the Act:

                                       None
                     ........................................
                                   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes..X.             NO....

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K. [X].

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2.5 million as of April 29, 1996 (based upon the average of the bid and asked prices on the over-the-counter market for CompuDyne common stock on April 29, 1996 which was $1.38 per share, as quoted on the OTC Bulletin Board (see ITEM 5.).

As of April 29 1996 a total of 1,807,832 shares of Common Stock, $.75 par value, were outstanding.

The undersigned registrant hereby amends Part III, Items 10, 11, 12 and 13 of its Annual Report for the year ended December 31, 1995 on Form 10-K (the "Annual Report") filed on April 1, 1996, as set forth in the pages attached hereto:

1.
 .................
Part III of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 is hereby amended in its entirety to read as follows:

PART III
 ................

DIRECTORS

Pursuant to the By-laws of the Corporation, the Board of Directors has, by resolution, fixed the number of directorships at five. The directors are divided into three classes, each class serving for a term of three years. To the extent practical, one-third of the members of the Board of Directors are elected by the shareholders annually.

Information with respect to each person nominated for election as a director and each other person who will continue as a director after the meeting follows.

Age, Principal Occupation or Position,                         Year First
Directorships of Other Publicly Owned Corporations               Elected

Director
 ........
David W. Clark, Jr.,  56 (2)(3)(4)                                 1985
Mr. Clark is a Managing Director of Pryor & Clark Company, an investment holding company. From October 1985 until his resignation in June 1993 he served as Chairman of the Board of Directors of CompuDyne. From May 1989 until his resignation in June 1992, Mr. Clark served as President and Chief Executive Officer of CompuDyne. Until June 1992, he was the President, Chief Operating Officer and Treasurer of Corcap. He presently serves as a Corcap Director. Prior to becoming President of CompuDyne, Mr. Clark had been employed by Lydall, Inc. (manufacturing) for more than five years, most recently as President. He also serves as a director of Acme United Corporation (manufacturing) and Checkpoint Systems, Inc. (manufacturing)

Philip M. Blackmon,  48                                            1995
Mr. Blackmon was appointed Executive Vice President and Director of CompuDyne in January 1995. Mr. Blackmon has been employed by Quanta Systems Corporation ("Quanta"), a subsidiary of CompuDyne, for over five years, having served as its President since 1992 and its Vice President since 1987.

Martin A. Roenigk, 53 (1)                                          1995
Mr. Roenigk was elected Chairman of the Board of Directors, President and Chief Executive Officer of CompuDyne in August 1995. He has also served as a Director of Corcap, Inc. ("Corcap") since August 1995. Since March 1991 he has served as President of MicroAssembly Systems, Inc., a manufacturer of proprietary automated fastening systems. He served as Vice President of Travelers Corporation (financial services) until December 1993.

Marjorie E. Morrissey, 46 (2)                                      1991
Ms. Morrissey has been President of Business for Downtown Hartford (non-profit organization) since February 1996. Prior to that time she was a Director of Marketing for Congress Rotisserie, Inc.(food franchising firm) since January 1994. Prior to joining Congress Rotisserie, Ms. Morrissey was Corporate Communications Manager for DataImage, Inc., (software products and service company) since April 1992.

Millard H. Pryor, Jr., 62(1)(2)(3)(4)                              1985
Mr. Pryor is a Managing Director of Pryor & Clark Company, an investment holding company. From October 1985 until his resignation in June 1993 he served as Vice Chairman of the Board of Directors of CompuDyne. He also served as Treasurer of CompuDyne from June 1991 until his resignation in June 1992. From June 1988 until his resignation in June 1993 he served as Chairman and, until his resignation in June 1992, Chief Executive Officer of Corcap. He presently serves as a Corcap director. Until October 1991, Mr. Pryor was the Chairman and, until July 1988, the Chief Executive Officer of Lydall, Inc. for more than five years. He also serves as a director of The Hartford Funds (financial services), The Wiremold Company (manufacturing), Pacific Scientific Company (manufacturing) and Infodata Systems Inc. (computer software).

 ........................
(1)  Member of the Executive Committee of the Board of Directors.
(2)  Member of the Audit Committee of the Board of Directors.
(3) Member of the Compensation and Stock Option Committee of the Board of Directors.
(4) Until June 3, 1993, Mr. Clark was Chairman and Mr. Pryor was Vice-Chairman and Director, of CompuDyne, Inc., that filed a voluntary petition in bankruptcy under Chapter 7 of the United States Bankruptcy Code on December 31, 1991.
(5) Ms. Morrissey has tendered her resignation effective as of the 1996 Annual Meeting of Shareholders.

Since August 1995, Messrs. Pryor and Roenigk have served as the Executive Committee of the Board of Directors which Committee, with certain exceptions, has the powers exercisable by the Board of Directors when it is not in session. Mr. Pryor and Mr. Clark have served as the Audit Committee of the Board of Directors which Committee has the responsibility to review the overall control systems of the Corporation, to advise the Board of Directors with respect to the engagement of independent auditors who are to audit the books and records of the Corporation and to approve the scope of any audit to be conducted. Mr. Pryor and Mr. Clark have also served as the Compensation and Stock Option Committee of the Board of Directors which Committee has the authority to determine the compensation of officers of the Corporation and to grant restricted stock awards, stock options and stock bonus awards to the employees of the Corporation. The Board of Directors does not have a standing nominating committee.

During 1995, the Board of Directors held two regular meetings, two telephonic meetings and acted by the unanimous written consent of its members on four occasions. No meetings were held by the Executive Committee, but such Committee acted by the unanimous written consent of its members on four occasions, and the Audit Committee held no meetings. Ninety percent of the directors of the Corporation attended all of the meetings of the Board of Directors.

Directors who are not salaried employees or officers of the Corporation are entitled to receive $500 for each Board of Directors meeting attended, plus reimbursement of reasonable expenses for attending the meeting.


                               EXECUTIVE OFFICERS

The following table sets forth information with respect to each executive officer ("named executive officer") of the Corporation who were serving as such at December 31, 1995. Mr. Roenigk was elected Chairman of the Board of Directors, Chief Executive Officer and President in August 1995. Mr. Blackmon was elected Executive Vice President of the Corporation in January 1995.

  Name and Age          Office                    Business Experience
 .....................  .......................    ...................
Martin A. Roenigk, 53  Chairman, President,       See previous table.
                       Chief Executive Officer

Philip M. Blackmon,48  Executive Vice President   See previous table
                       & President of Quanta
                       Systems Corporation



EXECUTIVE COMPENSATION AND OTHER TRANSACTIONS WITH MANAGEMENT

The following table sets forth the total annual compensation of the Corporation's Chairman, President and Chief Executive Officer and its executive officer whose salary and bonuses exceeded $100,000 in 1995:

                                  SUMMARY COMPENSATION TABLE

                                              Long-Term Compensation
                      Annual Compensation             Awards
                      ...................  ...........................
                                         Restric- Securi-       All
                                          ted     ties          Other
                                         Stock    Under-        Compen-
Name and Principal        Salary  Bonus  Awards   lying         sation
Position             Year  ($)   ($)(1) ($)(2)    Options(#)(3) ($)(4)
 ...................  .... ...... ......  ......   ............  .......
Martin A. Roenigk(5) 1995 19,054 25,000       0    200,000            0
Chairman, President
 & CEO

Philip M. Blackmon(6)1995 98,880 33,345  16,656          0       10,462
President - Quanta   1994 85,000 25,000       0          0        8,850
Systems              1993 84,656 20,000       0          0            0

Norman Silberdick(7) 1995  74,524      0      0          0        5,481
                     1994 100,000      0      0          0        8,700
                     1993 100,000 50,000      0          0            0

(1) Bonuses of $25,000 and $25,000 were awarded to Messrs. Roenigk and Blackmon, respectively, by the Compensation and Stock Option Committee of the Board of Directors of CompuDyne in March 1996 for services rendered in 1995. Mr. Blackmon also received a bonus of $8,345 on December 14, 1995 in connection with a restricted stock award (see Note 2 below). A bonus of $25,000 in the form of part cash and part Restricted Stock Award
(see Note 3 below) was awarded to Mr. Blackmon in December 1995 for services rendered in 1994. Bonuses of $50,000 and $20,000 were awarded to Messrs. Silberdick and Blackmon in February 1994 for services rendered in 1993. As of March 31, 1996, 100% of the 1994 and 1993 bonuses had been paid. The 1995 bonus will be paid when funds become available and may also be paid partly in common stock of the Corporation.
(2) On November 12, 1992, the CompuDyne Board of Directors authorized the sale of 100,000 shares of CompuDyne Common Stock to Philip M.
Blackmon at a price of $.40 per share, the fair market value at such time. The Board subsequently authorized the issuance of an additional
200,000 shares of CompuDyne Common Stock to Mr. Silberdick at the same price and on the same terms as those authorized on November 12, 1992.
Under Stock Purchase Agreements dated August 1, 1993, entered into pursuant to such authorization, such executives may purchase 25% of such shares on each of August 1, 1993, 1994, 1995 and 1996 at $.40 per share, provided certain conditions are met, including continued employment by CompuDyne, by paying cash for such shares or by giving CompuDyne a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First
National Bank of Maryland as its prime commercial rate.  The Stock
Purchase Agreements further provide that within 90 days of any Change of Control of CompuDyne, as defined, the executives will be entitled to purchase all of the shares of CompuDyne Common Stock not yet purchased under such Agreements by delivering a written notice to CompuDyne. On
August 1, 1993, August 1, 1994 and August 1, 1995, Mr. Blackmon purchased
25,000 shares of CompuDyne Common Stock, or an aggregate of 75,000 shares, in exchange for promissory notes pursuant to his Stock Purchase
Agreement. At December 31, 1995, the value of the 75,000 shares issued to Mr. Blackmon was $103,125, based upon the median of the high and low bids of CompuDyne common stock as reported on the OTC Bulletin Board. At
December 31, 1995, the value of the remaining shares that may be issued to Mr. Blackmon under the Stock Purchase Agreement, 25,000, was $34,375.
On August 1, 1993 and August 1, 1994, Mr. Silberdick purchased 50,000 shares of CompuDyne Common Stock, or an aggregate of 100,000 shares in exchange for promissory notes pursuant to the Stock Purchase Agreements.
On March 8, 1995, Mr. Silberdick paid $4,000 under his promissory note.
On August 21, 1995, Mr. Silberdick, in connection with his resignation and the sale to him of Quanta's division, Suntec, turned into the Company
60,000 shares that he had purchased pursuant to his Stock Purchase
Agreement in exchange for the cancellation of his promissory note and relinquished his right to purchase an additional 50,000 shares on August
1, 1995.  See "Certain Relationships and Related Transactions."  On
August 21, 1995, Mr. Blackmon waived any rights he may have had under the Change of Control provisions in the Stock Purchase Agreements due to the acquisition by CompuDyne of MicroAssembly Systems, Inc. See "Certain
Relationships and Related Transactions."  In addition, on December 14,
1995, Mr. Blackmon was awarded a Restricted Stock Award in accordance with the terms and conditions as set forth in a Restricted Stock Award
Agreement under the CompuDyne Corporation 1986 Incentive Compensation
Plan Benefit Plan under which Mr. Blackmon received 10,250 shares of
CompuDyne Common Stock at a fair market value on the date of grant of $1.625 per share, or an aggregate fair market value of $16,656 on date of grant and aggregate fair market value of $14,094 at December 31, 1995.
The holders of any shares issued under the Stock Purchase Agreements and Restricted Stock Award Agreement are entitled to vote and to receive any dividends paid on the CompuDyne Common Stock. The Board of Directors, however, do not intend to declare any dividends in the foreseeable future.
(3) Mr. Roenigk was issued a Non-Qualified Stock Option to purchase up to 200,000 shares of the Corporation's Common Stock for $1.50 per share in accordance with the terms and conditions as outlined in the Non-Qualified
Stock Option Agreement dated August 21, 1995. Such options are immediately exercisable and shall expire on August 21, 2005.
(4) Includes matching contributions made by CompuDyne in CompuDyne's
401(k) retirement savings plan. CompuDyne matches dollar for dollar contributions up to 2 percent of each employee's annual compensation. In
1995, 1994 and 1993, contributions of $1,491, $2,000 and $0, respectively, were made for Mr. Silberdick and contributions of $2,662, $1,700 and $0, respectively, were made for Mr. Blackmon. Additional benefits included car allowances in 1995, 1994 and 1993 of $3,990, $6,700 and $0, respectively, for Mr. Silberdick and $7,800, $7,150 and $0, respectively for Mr. Blackmon.
(5)  Mr. Roenigk was elected Chairman of the Board, President and Chief
Executive Officer of CompuDyne on August 21, 1995.
(6)  Mr. Blackmon was elected Executive Vice President of CompuDyne in
January 1995.
(7)  Mr. Silberdick resigned as Chairman of the Board, President and
Chief Executive Officer of CompuDyne on August 21, 1995.


                    OPTION GRANTS IN LAST FISCAL YEAR

                             Individual Grants (1)

                   Securities    % of Total
                   Underlying  Options Granted  Exercise or
                     Option    To Employees in   Base Price  Expiration
Name                Granted (#)     1995         ($/Share)      Date
 ..................  .......... ...............   ..........  ..........
Martin Roenigk (1)   200,000        88.9%          $1.50      8/20/05

(1) On August 21, 1995 the Compensation and Stock Option Committee awarded a Non-Qualified Stock Option for 200,000 shares of CompuDyne
Common Stock to Mr. Roenigk under the August 21, 1995 Non-Qualified Stock
Option Agreement at an exercise price of $1.50 (100% of the fair market value of such shares at the date of grant). Such options are immediately exercisable and shall expire on August 20, 2005.

                               FISCAL YEAR-END OPTION VALUES

                          Number of
                   Securities Underlying       Value of  Unexercised
                     Unexercised Options       In-The-Money Options
                  At December 31, 1995 (#)     At December 31, 1995 ($)
Name              Exercisable/Unexercisable    Exercisable/Unexercisable
 ................. .........................    .........................
Martin A. Roenigk        200,000/0                 $0/$0 (1)
(1)  The difference between the exercise price of the options ($1.50 per share) and the fair market value of CompuDyne Common Stock at December
31, 1995 ($1.37 per share) based upon the median of the high and low bids of CompuDyne common stock as reported on the OTC Bulletin Board.


                  OWNERSHIP OF COMMON AND PREFERRED STOCK

As of March 27, 1996, there were 1,807,832 shares of CompuDyne Common
Stock and 1,260,460 shares of Convertible Preference Stock, Series D
("Series D Preference Stock") issued and outstanding.

The following table sets forth, as of March 27, 1996, the amount and nature of the beneficial ownership of Common Stock and Series D
Preference Stock of CompuDyne by each person who is known by CompuDyne to hold of record or beneficially 5% of any class of voting securities of CompuDyne and by each director, each executive officer and by all directors and executive officers as a group.

                         Amount and
                         Nature of       Title
                         Beneficial       of           Percentage of
Name                     Ownership       Class          Class Owned
 .....................    ...........    ............    ............
Corcap, Inc.
120 Union Street
Willimantic, CT 06226    308,881 (1)    Common Stock           17.1%

Corcap, Inc. Pooled
Pension Investment Trust
c/o Martin A. Roenigk,
 Trustee
MicroAssembly Systems,
 Inc.
120 Union Street
Willimantic, CT 06226   224,000 (2)     Common Stock           12.4%

Lydall, Inc.
One Colonial Road
Manchester, CT 06040    120,000         Common Stock            6.6%

Martin A. Roenigk       945,345 (3) Series D Preference Stock    75%

                      1,345,345 (4)    Common Stock            38.1%

Marjorie E. Morrissey     None

Philip Blackmon          85,250        Common Stock             2.4%

David W. Clark, Jr.      16,666        Common Stock              *

Millard H. Pryor, Jr.    16,667        Common Stock              *


All Directors and
Executive Officers
as a group (8 persons)  945,345   Series D Preference Stock     75%
                      1,638,928        Common Stock             45%

* less than one percent

(1)  Corcap, Inc. ("Corcap") owns of record, as of March 27, 1996,
308,881 shares of Common Stock of the Corporation representing 17.1% of the issued and outstanding shares of CompuDyne Common Stock.  On August
21, 1995, Corcap purchased 150,000 shares of CompuDyne Common Stock for
$.40 per share in accordance with the terms of a Warrant issued by
CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1993 and
August 15, 1995, and issued a note for $60 thousand to CompuDyne secured by the stock. Pursuant to a Stock Option Agreement dated March 25, 1996 between Corcap and CompuDyne, Corcap has granted an option to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at an exercise price of $.01 per share.  Such option is immediately exercisable and expires on
March 24, 2001.
(2)  See "Certain Relationships and Related Transactions."
(3)  Issued in exchange for all of Mr. Roenigk's shares of capital stock of MicroAssembly Systems, Inc., in accordance with the terms and conditions as set forth under the August 21, 1995 Stock Purchase
Agreement among CompuDyne, MicroAssembly Systems, Inc. and  Martin
Roenigk.  The Series D Preference Stock is convertible at any time on a share for share basis.
(4)  Assumes full conversion of all shares of Series D Preference Stock which is convertible at any time on a share for share basis.  Mr. Roenigk holds 945,345 shares of Series D Preference Stock.  Also assumes conversion of Senior Convertible Promissory Notes, dated August 21, 1995, of CompuDyne (the "Convertible Notes") which are convertible at any time at a conversion rate of $1.50 per share into 200,000 shares of CompuDyne
Common Stock.  Mr. Roenigk holds a Convertible Note in the principal amount of $300 thousand.  See "Certain Relationships and Related
Transactions" for a description of the Convertible Notes.  Also assumes exercise of non-qualified stock options granted to Mr. Roenigk for
200,000 shares of CompuDyne Common Stock at an exercise price of  $1.50 per share.  Such options are immediately exercisable and expire on August
21, 2005.  See "Certain Relationships and Related Transactions."

            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 21, 1995 CompuDyne entered into and consummated a Stock
Purchase Agreement by and among it,  Martin A. Roenigk and Alan Markowitz
(Messrs. Roenigk and Markowitz are, collectively, the "Sellers") and
MicroAssembly Systems, Inc. ("MicroAssembly"),  pursuant to which
CompuDyne issued to the Sellers  1,260,460 shares of its Convertible
Preference Stock, Series D ("Series D Preference Stock") in exchange for all of the Sellers' shares of capital stock in MicroAssembly, which shares represent all of MicroAssembly's issued and outstanding capital stock.  The issuance by CompuDyne of the Preference  Stock, together with the issuance of certain Convertible Notes, as defined below, and certain options to purchase CompuDyne Common Stock, all as described below and in accordance with the terms of the Stock Purchase Agreement, are referred to as the "Transaction."  As a result of the Transaction, MicroAssembly is a wholly owned subsidiary of CompuDyne.  Of the 1,260,460 shares of
Series D Preference Stock issued, 945,345 shares were issued to Mr.
Roenigk and 315,115 shares were issued to Mr. Markowitz.  The Series D
Preference Stock has rights to vote on a share for share basis with
CompuDyne's common stock on all corporate issues other than the election of directors; it is also convertible to common stock on a share for share basis at any time prior to redemption by CompuDyne.  On March 29, 1996, the holders of the preference stock waived their rights to mandatory redemption by the Company.  For the election of directors, each share of
Series D Preference Stock is entitled to 1/3.08 of a vote as compared with the Company's common stock, which is entitled to one vote per share.
Pursuant to the terms of the Series D Preference Stock, each share of
Series D Preference Stock will be entitled to one vote per share with respect to the election of directors, effective as of August 1, 1996, unless the Board of Directors of the Company, in its sole and absolute discretion, approves a resolution prior to such date prohibiting such change in voting rights, in which case each share of Series D Preference
Stock will continue to have 1/3.08 vote per share.  In the event the
Board of Directors of the Company approves such a resolution, on May 1 of subsequent year (until each share of Series D Preference Stock has one vote with respect to the election of directors), each share of Series D
Preference Stock will continue to have 1/3.08 vote for directors.   Each
share of Series D Preference Stock carries an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of MicroAssembly's after-
tax net income in the previous calendar year, on an unconsolidated basis with CompuDyne, divided by 1,260,460, or (b) eight percent (8%) of the
Redemption Value of $1.50 per share of the Series D Preference Stock, provided, however, that the dividend rate for the first dividend payment date only is adjusted for the period of 1995 that MicroAssembly was not a wholly owned subsidiary of CompuDyne.  Dividends may be paid on the
Series D Preference Stock, at the Company's option, in cash, CompuDyne
Common Stock, or a combination thereof, based upon the average closing price of CompuDyne's Common Stock for the prior thirty (30) trading days.
No dividends were earned  on the Series D Preference Stock for the fiscal year ended December 31, 1995.

Beginning on August 21 in the year 2000, the Company may, at its option, redeem all or any part of the Series D Preference Stock for a price of $1.80 per share, that being one hundred twenty percent (120%) of the Redemption Value, plus accrued and unpaid dividends. The Series D
Preference Stock provides that beginning on August 31, 2006, and on that date in each of the four succeeding years, the Company shall redeem
252,092 shares of Series D Preference Stock, or such lesser number as may be issued and outstanding, for their $1.50 per share Redemption Value.
On March 29, 1996, Messrs. Roenigk and Markowitz, as the holders of the
Series D Preference Stock, waived their rights to mandatory redemption by the Company.

As part of the Transaction, in return for $400 thousand paid to CompuDyne at the closing, CompuDyne issued to Sellers Senior Convertible
Promissory Notes (the "Convertible Notes") in the aggregate principal amount of $400 thousand, which Convertible Notes are convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of Common Stock, or 266,667 shares of Common
Stock if the entire principal amount of the Convertible Notes is converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Convertible Notes was issued to Mr.
Roenigk, and $100 thousand principal amount of the Convertible Notes was issued to Mr. Markowitz. As described in a report filed by the Sellers with the Securities and Exchange Commission and with the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934, the source of the Sellers' $400 thousand investment in the Company was personal funds.
The Convertible Notes accrue interest at the rate of two percent above the variable annual rate published in The WALL STREET JOURNAL as the "Prime Rate." Interest on the Convertible Notes are payable quarterly commencing on October 1, 1995. The Convertible Notes are senior obligations of the Company. On October 1, 1995, January 1, 1996 and
April 1, 1996, the Company accrued an aggregate of $4,777, $15,867 and $26,707, respectively, to the holders of the Convertible Notes.

As a further part of the Transaction, Norman Silberdick, the Company's
Chairman, President and Chief Executive Officer, resigned as such and as a director of the Company. The Company's Board of Directors elected Mr.
Roenigk to fill Mr. Silberdick's seat on the Board of Directors, and to become its Chairman, President and Chief Executive Officer. In recognition of Mr. Roenigk's position as Chairman, President and CEO, the Company issued to him options (the "Roenigk Options") to purchase up to 200,000 shares of the Company's Common Stock for $1.50 per share. The
Roenigk Options expire in ten (10) years. Mr. Silberdick, as part of a related transaction described below, turned in to the Company 60,000 shares of the Company's Common Stock issued pursuant to a Stock Purchase
Agreement dated August 1, 1993 between the Company and Mr. Silberdick, and he relinquished his rights to purchase an additional 50,000 shares pursuant to such Agreement.

MicroAssembly, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the "Stick-Screw System".  The
Stick-Screw System provides for insertion of  fasteners at a faster speed than can be accomplished by competing systems or processes.
MicroAssembly operates out of owned facilities, utilizing automatic screw
machines to manufacture the Stick-Screws.   MicroAssembly also assembles
the specially designed pneumatic drivers for inserting the screws.  Sales are primarily throughout the United States via a network of independent sales representatives, with sales in Europe and South America.

In determining the consideration to be paid for the MicroAssembly stock, certain officers and directors of CompuDyne, including Messrs.
Silberdick, Pryor and Clark, and Ms. Marjorie Morrissey, reviewed the recent financial performance of MicroAssembly, visited its manufacturing facilities, evaluated management and considered the strong balance sheet of MicroAssembly. CompuDyne considered both the value of MicroAssembly and the ability of MicroAssembly and its shareholders to bring considerable additional financial strength to CompuDyne's operations.

As a result of the Transaction, on December 15, 1995, the corporate offices of CompuDyne were moved to MicroAssembly, 120 Union Street, Willimantic, Connecticut 06226.

Prior to the Transaction, but after the exercise by Corcap of a warrant to acquire 150,000 shares of CompuDyne Common Stock, Corcap held 670,881 shares of CompuDyne's voting shares, or approximately 38.3% of CompuDyne's 1,749,622 issued and outstanding shares of Common Stock.
After the transactions described above, Corcap's 670,881 shares represented approximately 22.3% of the voting power of issued and outstanding shares (including the Series D Preference Stock) on all issues other than the election of directors, 31.1% of the voting power of issued and outstanding shares for the election of directors, and approximately 18.9% of the voting shares on a fully diluted basis.

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

The Sellers have, in their filing with the Securities and Exchange
Commission pursuant to Section 13(d) of the Securities and Exchange Act of 1934, disclaimed any arrangements or understandings among themselves or their associates with respect to the future election of the Company's directors or other matters in connection with the operation and management of the Company. Upon consummation of the transaction, in addition to Mr. Roenigk, CompuDyne's executive officers are, respectively, Philip M. Blackmon, Vice President and Elaine Chen, Chief
Financial Officer and Treasurer.

On August 21, 1995, Quanta Systems Corporation ("Quanta"), a wholly-owned subsidiary of CompuDyne, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation, a newly-formed corporation ("Suntec"), in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's common stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and Director.

As a condition precedent to the sale of the Suntec shares to Mr.
Silberdick, he turned in to CompuDyne 60,000 shares of CompuDyne Common
Stock and relinquished purchase rights held by him to acquire an additional 50,000 shares of CompuDyne Common Stock.

As consideration for the shares of Suntec, Mr. Silberdick executed a non-recourse promissory note in the initial principal amount of $79 thousand
(the "Silberdick Note"), payment of which is secured by a pledge of all Suntec shares held by Mr. Silberdick, which shares must at all times equal or exceed 33% of all outstanding shares of Suntec capital stock.
The Silberdick Note bears interest at an annual rate equal to THE WALL
STREET JOURNAL prime rate, plus 2%. Through August 31, 2000, the principal of the Silberdick Note is payable annually in amounts equal to 25% of Suntec's net, after-tax income for the year in question.
Thereafter, the unpaid principal balance, as of that date, shall be paid in five equal annual installments.

The amount of consideration determined by Quanta to be appropriate for the sale of the Suntec common stock to Mr. Silberdick resulted from a number of factors. While a division of Quanta, Suntec's business had never produced a profit. As a result, and in light of Quanta's retention of the 2% royalty on Suntec's net sales and other revenues for 30 years, Quanta determined that the business should be valued at its net book value at the Closing Date. The amount of the Silberdick Note was, at the Closing Date, based upon Suntec's net book value at June 30, 1995 and was subject to adjustment to its net book value based upon a closing date balance sheet to be completed on or before September 20, 1995. A subsequent review of the financial statements as of August 21, 1995 indicated that there was no equity in the assets transferred to Suntec and Mr. Silberdick thereafter purchased the shares of Suntec for $100.

As part of the transaction, Quanta loaned $50 thousand to Suntec payable at the end of three years at prime plus 2% with interest due at the anniversary date of the loan. The loan is a senior obligation of Suntec with rights of security granted to Quanta.

As of March 27, 1996, Corcap owned 308,881 or 17.1% of the issued and outstanding shares of CompuDyne Common Stock. See "Ownership of Common and Preferred Stock." In addition, a majority of the CompuDyne Board of Directors, Martin Roenigk, David Clark and Millard Pryor, are also members of the Corcap Board of Directors and constitute a majority of the Corcap Board.

CompuDyne charged management advisory service fees to Corcap for the years ended December 31, 1995, December 31, 1994 and December 31, 1993 in
the amounts of $0, $36 thousand and $60 thousand, respectively.  On
December 15, 1995 Corcap and CompuDyne corporate offices were moved to and combined with the existing MicroAssembly office at 120 Union Street,
Willimantic, CT.  Corporate office overhead costs are allocated to
CompuDyne.   In consideration for Corcap causing one of its subsidiaries to terminate a lease with JM Clipper Polymers which benefitted CompuDyne,
Corcap and CompuDyne entered into an agreement whereby, for a period of four years commencing in May 1994 and expiring in May 1998, CompuDyne provides to Corcap, without charge, management services and use of office facilities and absorbs the cost of certain legal services.  As part of the settlement with Lydall described below, Corcap agreed to limit this support to $1 thousand per month for 24 months.

On November 12, 1992, the CompuDyne Board authorized the issuance of
300,000 shares of CompuDyne Common Stock to key employees of CompuDyne and Quanta at $.40 per share, the fair market value at such time. The
Board subsequently authorized the issuance of an additional 200,000 shares of Common Stock to Norman Silberdick at the same price and on the same terms as those authorized on November 12, 1992. Under the Stock
Purchase Agreements dated August 1, 1993, which were entered into pursuant to such authorization, the employees may purchase an aggregate of 125,000 shares of CompuDyne Common Stock on each of August 1, 1993,
1994, 1995 and 1996, provided certain conditions are met, including continued employment by CompuDyne, by paying cash for such shares or by giving CompuDyne a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First National Bank of Maryland as its prime commercial rate. The Stock Purchase Agreements further provide that within 90 days of any Change of Control of CompuDyne, as defined, the employees will be entitled to purchase all of the shares of CompuDyne Common Stock not yet purchased under such Agreements by delivering a written notice to CompuDyne. As of December 31, 1995, an aggregate of 296,250 shares of CompuDyne Common Stock had been issued to five members of senior management, (the "Management Shares") pursuant to the Stock Purchase
Agreements. Pursuant to such Agreements, the Management Shares were issued in exchange for promissory notes. Due to the resignation of two of the employees who were parties to the Stock Purchase Agreements, 56,250 shares of CompuDyne Common Stock remain to be issued under the Stock
Purchase Agreements.  See Note 2 to the Summary Compensation Table under
"Executive Compensation and Other Transactions with Management."

On December 9, 1995 the Compensation and Stock Option Committee granted a
Restricted Stock Award of 58,210 shares of CompuDyne Common Stock to key employees of Quanta as partial bonus for services rendered in 1994. The value of the stock at the time of the award was $1.625 per share, for an aggregate value of $95 thousand. The second part of the bonus was distributed in cash, in an aggregate amount of $40 thousand. See
"Executive Compensation and Other Transactions With Management" for description of the bonus paid to Mr. Blackmon.

In addition, on February 2, 1996 the Compensation and Stock Option
Committee granted options to purchase  16,290 shares of CompuDyne Common
Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per shares (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Stock Incentive Compensation Plan.

During the year ended December 31, 1995, Corcap sold 40,500 shares of its holdings of CompuDyne Common Stock pursuant to Rule 144 under the
Securities Act of 1933, as amended  (the "1933 Act").   On September 15,
1995, Corcap also transferred 224,000 shares of its holding of CompuDyne
Common Stock to the Trustee of the Corcap, Inc. Pooled Pension Investment
Trust (the "Pension Trust")  in consideration of funding requirements for the years 1992, 1993 and 1994.  On February 15, 1996 Corcap sold an additional 18,000 shares pursuant to Rule 144 under the 1933 Act.

On August 21, 1995 Corcap purchased 150,000 shares of CompuDyne Common
Stock for $.40 per share in accordance with the terms of a Warrant issued by CompuDyne to Corcap on March 10, 1993 and amended as of April 1, 1993 and August 15, 1995.

On March 25, 1996, Corcap entered into a Settlement Agreement, dated as of March 25, 1996 (the "Settlement Agreement"), with Lydall, Inc.
("Lydall") pursuant to which Corcap transferred 120,000 shares (the
"Transferred Shares") of CompuDyne Common Stock to Lydall in settlement of certain claims made by one another.

As part of the Settlement Agreement, Lydall required as a condition to signing, that CompuDyne enter into a registration rights agreement with Lydall obligating CompuDyne to register the Transferred Shares upon demand of Lydall two years following the date of the Agreement or in a "piggyback registration" at any time upon the proposed registration by CompuDyne of its stock. In order to induce CompuDyne to enter into such agreement, Corcap agreed to issue an option (the "Corcap Option") to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at an exercise price of $.01 per share exercisable immediately for a period of five years under a Stock Option Agreement, dated as of March 25, 1996, between Corcap and CompuDyne. In addition, Corcap agreed to limit
CompuDyne's support of its legal services to $1 thousand per month for 24 months as described below.

As a result of the sale by Corcap of 40,500 shares in 1995 and 18,000 shares in 1996 pursuant to Rule 144 under the 1933 Act, the transfer of 224,000 shares to the Pension Trust, the transfer of 120,000 shares to Lydall, the granting of 16,666 options to CompuDyne and the exercise of the warrant for 150,000 shares, Corcap's ownership of CompuDyne Common
Stock decreased from 561,381 shares, or 35.0% of the issued and outstanding shares of CompuDyne Common Stock as of December 31, 1994, to 308,881 (including the 16,666 options) shares, or 17.1% of the issued and outstanding shares as of March 27, 1996. After assuming (i) the conversion of 1,260,460 shares of Series D Preference Stock to Messrs.
Roenigk and Markowitz, which shares are convertible by the holders into 1,260,460 shares of CompuDyne Common Stock, (ii) the conversion of $400 thousand principal amount of Convertible Notes to Messrs. Roenigk and Markowitz, which promissory notes are convertible by the holders into 266,667 shares of CompuDyne common stock, (iii) the exercise of the Roenigk Options to purchase 200,000 shares of CompuDyne Common Stock at an exercise price of $1.50 per share, (iv) the purchase of up to an additional 56,250 shares of CompuDyne Common Stock on August 1, 1996 pursuant to Stock Purchase Agreements, dated August 1, 1993, between
CompuDyne and certain members of CompuDyne management assuming certain conditions are met, (v) the exercise of stock options for 25,000 and 16,290 shares of CompuDyne Common Stock issued to Elaine Chen and key employees of MicroAssembly, respectively, and (vi) the exercise by CompuDyne of its option to purchase 16,666 shares of CompuDyne Common
Stock from Corcap, Corcap's ownership would be decreased to 8.1% on a fully diluted basis and Mr. Roenigk's and Mr. Markowitz' ownership would be increased to 37.2% and 10.6%, respectively, on a fully diluted basis.
Due to the declining ownership interest Corcap has in CompuDyne Common
Stock and a diminished overlapping of directors and officers, the financial statements of Corcap and CompuDyne are no longer consolidated.
Beginning with the year ended December 31, 1994 until the quarter ended
June 30, 1995, Corcap had included the accounts of CompuDyne in Corcap's consolidated financial statements in light of the significant ownership interest Corcap had in CompuDyne stock and interlocking directors and officers.

2.
 ...........................
The Registrant's Annual Report on Form 10-K for the year ended December
31, 1995 is hereby amended to include the report of Coopers & Lybrand
L.L.P as set forth in Appendix A attached hereto.
                      ..........


 .......................................................................

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUDYNE CORPORATION




Date: April 30, 1996            By:/s/Martin A. Roenigk
                                Martin A. Roenigk
                                Chairman, President and
                                Chief Executive Officer

 ........................................................................

                                                   APPENDIX A




                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board
 of Directors of CompuDyne Corporation


We have audited the consolidated financial statements of CompuDyne
Corporation and Subsidiaries ("the Company") as of December 31, 1994 and for the years ended December 31, 1994 and 1993 prior to the restatement for the divestiture of the Suntec division, as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to the above present fairly, in all material respects, the consolidated financial position of CompuDyne Corporation and Subsidiaries as of December 31, 1994 and the consolidated results of their operations and their cash flows for the years ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles.






                                /s/COOPERS & LYBRAND L.L.P.

Washington, D.C.
March 29, 1995

