Form 10-Q
period 1996-03-31
COMPUDYNE CORP
filed 1996-05-15
CIK 22912

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                                 Washington,D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended    March 31, 1996
                                   .............................

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                                   .............................
Commission File Number                   1-4245
                                   .............................

                          CompuDyne Corporation
            ....................................................
           (Exact name of registrant as specified in its charter)

                     Pennsylvania                  23-1408659
            ..............................      ................
           (State or other jurisdiction of      (I.R.S. Employer
            Incorporation or Organization)     Identification No.)


                  120 Union Street, Willimantic, Connecticut 06226
                  ................................................
                      (Address of principal executive offices)


                                  (860) 456-4187
                   ..............................................
                  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X      NO
                                    ....      ....

As of May 10, 1996, a total of 1,807,832 shares of Common Stock, $.75 par value, were outstanding.


                       COMPUDYNE CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                    Page No.

Part I.  Financial Information


Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 1996
(unaudited) and December 31, 1995                            3

Consolidated Statements of Operations - Three
Months Ended March 31, 1996 and 1995 (unaudited)             4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 1996 and 1995 (unaudited)       5

Notes to Consolidated Financial Statements                   6-7

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial
Condition                                                    7-8

Part II.  Other Information                                  9


   Item 6. Exhibits and Reports on Form 8-K

Signature                                                    10

Index to Exhibits                                            11

Computation of Net Income Per Share                          12


 .........................................................................

                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)
                                     (Unaudited)


                                              March 31,    December 31,
                                                1996         1995

ASSETS

Current Assets:

Cash                                          $      -     $      -
Accounts receivable, net                         2,435        2,122
Inventories:
Finished Goods                                     139          144
  Work in process                                  432          473
 Raw materials and supplies                        403          405
                                              ........      .......
 Total inventories                                 974        1,022
                                              ........      .......
Prepaid expenses and other current assets           86           97
                                              ........      .......
Total Current Assets                             3,495        3,241
                                              ........      .......

Non-current receivables, related parties            60           60
                                              ........      .......
Property, plant and equipment, at cost           1,284        1,279
Less:  accumulated depreciation
 and amortization                                  711          691
                                              ........      .......
Net property, plant and equipment                  573          588
                                              ........      .......
Goodwill & other intangibles, net
 of accumulated amortization                     1,116        1,127
                                              ........      .......
Other assets, net                                   17           17
                                              ........      .......
Total Assets                                  $  5,261      $ 5,033
                                              ========      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                              $  1,492      $ 1,515
Bank line payable                                  328          259
Accrued pension costs                               40           40
Other accrued expenses                             800          641
Current portion of deferred compensation            61           61
Current portion of notes payable
  related parties                                   20           20
                                              ........      .......
Total Current Liabilities                     $  2,741      $ 2,536
                                              ........      .......
Notes payable, related parties                $    470      $   470
Long term pension liability                        370          370
Deferred compensation, net of
 current portion                                    50           59
Deferred taxes and other liabilities               223          231
                                              ........      .......
Total Liabilities                             $  3,854      $ 3,666
                                              ........      .......
SHAREHOLDERS' EQUITY:

Convertible Preference stock,
 Series D, 1,260,460 shares                      1,891        1,891
 issued and outstanding as of March 31, 1996

Common stock, par value $.75 per
 share 10,000,000 shares                         1,355        1,355
 authorized; 1,807,832 shares
 issued and outstanding
Other capital                                    7,973        7,973
Receivable from management                         (91)         (91)
Deficit                                         (9,721)      (9,761)
                                                ......       ......

Total Shareholders' Equity                       1,407        1,367
                                                ......       ......

Total Liabilities and Shareholders' Equity    $  5,261      $ 5,033
                                              ========      =======

                   See Notes to Consolidated Financial Statements.


                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Data)
                               (Unaudited)




                                                   Three Months Ended
                                                        March 31,
                                                   1996         1995
                                                 ......................

Net sales                                        $   3,038    $   2,046
Cost of sales                                        2,572        1,772
                                                 .........    .........
Gross margin                                           466          274

Selling, general and administrative expenses           351          240
Research and Development                                68            5
                                                 .........    .........
Operating income (loss)                                 47           29
                                                 .........    .........
Other (income) expense
  Interest (income) expense                             18            7
  Other (income) expense                                (3)          (7)
                                                 .........    .........
    Total other (income) expense, net                   15            -
                                                 .........    .........
Income (loss) from continuing operations
  before income tax provision                           32            2
Income tax provision (benefit)                          (8)           -
                                                 .........    .........
Income (loss) from continuing operations                40           29
(Loss) from discontinued operations                      -         (135)
                                                 .........    .........
Net income (loss)                                $      40    $    (106)
                                                 =========    =========

Weighted average common equivalent shares            3,096        1,603
                                                 =========    =========
Income per common and dilutive common
 equivalent share:
Continuing operations                                  .01          .02
Discontinued operations                                  -         (.08)
                                                 .........    .........

Net income (loss) per share                      $     .01    $    (.06)
                                                 =========    =========

                  See Notes to Consolidated Financial Statements


                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                    (Unaudited)



                                                   Three Months Ended
                                                        March 31,
                                                     1996       1995
                                                   ...................

Cash flows provided by (used for)
  operating activities:


Income (loss) from continuing operations           $    40    $     29
Adjustments to reconcile net income
 to net cash from operations:
Depreciation                                            20           -
Amortization                                            11           -
(Increase) decrease in accounts receivable            (313)        394
(Decrease) increase in prepaid expenses                 11         (12)
(Decrease) increase in inventories                      48         (87)
Increase (decrease) in accounts payable                (23)         45
Increase (decrease in accrued liabilities              142        (105)
                                                   .......    ........
Cash flows provided by (used in)
 continuing operations                                 (64)        264
                                                   .......    ........
Income (loss) from discontinued operations               -        (135)
(Increase) decrease in net current assets                -          98
                                                   .......    ........
Cash flows provided by (used in)
 discontinued operations                                 -         (37)
                                                   .......    ........
Net cash flows provided by (used in) operations        (64)        227
                                                   .......    ........

Cash flows from investing activities:
Additions to property, plant and equipment              (5)         (3)
                                                   .......    ........
Net cash flows used for investing activities            (5)         (3)
                                                   .......    ........

Cash flows (used for) financing activities:
Increase (decrease) in short term debt                  69         (92)
Net cash (used for) provided by
  financing activities                                  69         (92)
                                                   .......    ........

Net increase (decrease) in cash                          -         132
Cash and cash equivalents at beginning of period         -         176
                                                   .......    ........
Cash and cash equivalents at end of period         $     -    $    308
                                                   =======    ========
Supplemental Schedule of Cash Flow Information:
  Cash paid during the period for:
  Interest                                         $     6    $      7
                                                   =======    ========

                  See Notes to Consolidated Financial Statements.


                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
 .........................
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

2.  ACCOUNTS RECEIVABLE
 .......................
Accounts receivable consist of the following:

($ in thousands)                            March 31,     December 31,
                                              1996            1995

U.S. Government Contracts:
  Billed                                   $    1,489       $     974
  Unbilled                                        379             701
                                           ..........       .........
                                                1,868           1,675
  Commercial                                      603             483
                                           ..........       .........
Total Accounts Receivable                  $    2,471       $   2,158
                                           ..........       .........
Less Allowance for Doubtful Accounts              (36)            (36)
                                           ..........       .........
Net Accounts Receivable                    $    2,435       $   2,122
                                           ==========       =========


3.  COMMON STOCK AND COMMON STOCK OPTIONS
 .........................................
On February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 16,290 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly Systems, Inc.
("MicroAssembly"), at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Incentive Compensation Plan.

4.DISCONTINUED OPERATIONS
 .........................
On August 21, 1995, Quanta Systems, a wholly owned subsidiary of the Company, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation ("Suntec"), a newly-formed corporation, in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, Chief Executive Officer and Director.

As a result of the disposal of Suntec in August of 1995, the consolidated statements of operations for the first quarter ended March 31, 1995 have been restated to reflect Suntec as a discontinued operation.


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
 .....................
CompuDyne had a profit of $40 thousand for the 1996 first quarter compared with a profit of $29 thousand from continuing operations for the 1995 first quarter. The profit in the 1996 first quarter was primarily due to the Quanta Systems operations which had net income of $85 thousand. Data Control had a profit of $4 thousand after $68 thousand of Research and Development expenditures while MicroAssembly had a loss of $30 thousand after $30 thousand of non-cash purchase accounting charges. Unallocated corporate charges were $12 thousand. In the first quarter of 1995 higher profits at Quanta Systems of $117 thousand were offset by a $52 thousand loss at Data Control. At the end of the 1996 first quarter the Company had a backlog of $6.48 million of which $0.51 million was at MicroAssembly.

Net Sales from continuing operations in the first quarter of 1996 increased 48% to $3.0 million from $2.0 million for the 1995 first quarter. All operations contributed to the increase. Quanta Systems was up 19%, to $2.316 million due to revenue from new contracts awarded in the last quarter of 1995. Data Control was up 256% to $377 thousand due to increased shipments resulting from completion of major research and development efforts. MicroAssembly, at $345 thousand, was fully incremental since it was acquired in August of 1995. Data Control's increase was attributable primarily to increased volume.

Gross margin from continuing operations for the first quarter of 1996 increased $192 thousand (70%) to $466 thousand from $274 thousand for the first quarter of 1995. Quanta Systems' gross margin of $281 thousand was up $3 thousand while Data Control's gross margin of $135 thousand compared to a negative $4 thousand, and MicroAssembly was fully incremental at $50 thousand. Quanta Systems continues to see a narrowing of margins from its traditional Defense related business.

Selling, general and administrative expense from continuing operations increased $86 thousand to $291 thousand, due almost entirely to MicroAssembly being included in the first quarter of 1996 at $81 thousand.

Research and development expenditures were $68 thousand, up from $5 thousand in the first quarter of 1995. Expenditures in the first quarter of 1996 were entirely in Data Control and were largely related to the Satellite Test Modem and the Automatic Power Controller.

CompuDyne's interest expense for the 1996 first quarter increased by $12 thousand to $19 thousand compared with $7 thousand in the first quarter of 1995. The increase was attributable to increased notes payable and bank borrowings.

The near term outlook is very positive. Quanta Systems has a strong backlog which will assure improved results over the next two quarters. While margins continue to narrow in Quanta Systems' business, increased volume is expected to overcome this effect. The sharp increase in demand at Quanta Systems has strained working capital and although the Company's bank line was increased to $750 thousand during the first quarter, a further increase is being sought. Data Control continues to work off its strong year-end backlog. However, it is now critical that the Company receive follow-on orders from key customers who have purchased their evaluation units of the Satellite Test Modem. MicroAssembly is seeing some upturn in both its existing customer base and its list of prospective customers who have already seen demonstrations of the unique Stick-Screw system. The Company continues to actively seek acquisitions in the physical security industry, and is in active discussions with one company.



LIQUIDITY AND CAPITAL RESOURCES
 ...............................
The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Government, or subcontracts thereunder.

In February 1996, the company increased its secured line of credit with the Asian American Bank and Trust Company of Boston, Massachusetts from $500 thousand to $750 thousand. Due to the anticipated higher volume of business in the near future, the Company is currently working with the Bank to increase the line of credit to $1.1 million.

PART II - OTHER INFORMATION
 ...........................

Item 1 - Legal Proceedings
 ..........................
The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.

Item 2 - Changes in Securities

   None

Item 3 - Defaults Upon Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibit (11) - Consolidated Computation of Net Income (Loss) Per
Share

  (b) Report on Form 8-K
       Form 8-K Reporting the change of auditors filed on January 4, 1996.


 .........................................................................
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUDYNE CORPORATION



Date: May 14, 1996                     /s/ I. Elaine Chen
                                       I. Elaine Chen
                                       Chief Financial Officer

 .........................................................................

                                  INDEX TO EXHIBITS



Computation of Net Income Per Common Share
 .........................................................................


                                                        Exhibit 11
                          COMPUDYNE CORPORATION
                COMPUTATION OF EARNINGS PER COMMON AND COMMON
                             EQUIVALENT SHARE
                  (In Thousands, Except for Per Share Data)



                                               Three Months Ended
                                                    March 31
                                                 1996       1995
                                               ..................

Primary earnings (loss) per share:
Earnings (loss) from continuing operations     $     40   $    29
Discontinued operations                               -      (135)
Net earnings (loss)                            $     40   $  (106)

Weighted average common and common
 equivalent shares                                1,808     1,603
Adjustment to options                                28         -
Assumed conversion of preferred shares            1,260         -
                                                  3,096     1,603

Earnings (loss) per share:
Continuing operations before
 extraordinary item                            $    .01   $   .02
Discontinued operations                               -      (.08)
Net earnings (loss)                            $    .01   $  (.06)

Fully diluted earnings (loss) per share:
Earnings (loss) from continuing operations     $     40   $    29
Adjustment for interest on promissory notes          10      (135)
Discontinued operations                               -         -
Net earnings (loss)                            $     50   $  (106)

Weighted average common and
 common equivalent shares                         3,096     1,603
Conversion of promissory notes                      284         -
Fully diluted shares                              3,380     1,603

Earnings (loss) per share:
Continuing operations before
 extraordinary item                            $    .02   $   .02
Discontinued operations                               -      (.08)
Net earnings (loss)                            $    .02   $  (.06)