Form 10-Q
period 1996-06-30
COMPUDYNE CORP
filed 1996-08-15
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                                 Washington,D.C. 20549
                                       FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        June 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to

Commission File Number                       1-4245


                                CompuDyne Corporation
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)


                        Nevada                         23-1408659
               ------------------------------      -----------------
              (State or other jurisdiction of     (I.R.S. Employer
               Incorporation or Organization)     Identification No.)


                   120 Union Street, Willimantic, Connecticut 06226
                   ------------------------------------------------
                       (Address of principal executive offices)


                                  (860) 456-4187
                  --------------------------------------------------
                 (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X   NO

As of August 14, 1996 a total of 2,864,082 shares of Common Stock, $.75 par value, were outstanding.







                            COMPUDYNE CORPORATION AND SUBSIDIARIES

                                              INDEX



                                                           Page No.
                                                           --------
Part I.  Financial Information

  Item 1. Financial Statements

     Consolidated Balance Sheets - June 30, 1996
      (unaudited)and December 31, 1995                         3

     Consolidated Statements of Operations -
      Three Months and Six Months Ended
      June 30, 1996 and 1995 (unaudited)                       4

     Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1996 and 1995 (unaudited)      5

     Notes to Consolidated Financial Statements                6-8

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial
     Condition                                                 9-11

Part II.  Other Information                                    12

   Item 6. Exhibits and Reports on Form 8-K

       Signature                                               13

       Index to Exhibits                                       14




- -------------------------------------------------------------------------
                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In Thousands)
                                (Unaudited)
                                                June 30,    December 31,
                                                  1996        1995
                                               ---------    -----------
ASSETS

Current Assets:

  Cash                                          $      -    $      -
  Accounts receivable, net                         3,908       2,122
  Inventories:
    Finished Goods                                    71         144
    Work in process                                  495         473
    Raw materials and supplies                       383         405
                                                 -------     -------
     Total inventories                               949       1,022
                                                 -------     -------
Prepaid expenses and other current assets             87          97
                                                 -------     -------
     Total Current Assets                          4,944       3,241

Non-current receivables, related parties              60          60
Property, plant and equipment, at cost             1,355       1,279
  Less:  accumulated depreciation and
   amortization                                      732         691
                                                 -------     -------
  Net property, plant and equipment                  623         588
                                                 -------     -------
Goodwill & other intangibles, net of
 accumulated amortization                          1,104       1,127
Other assets, net                                     39          17
                                                 -------     -------
     Total Assets                               $  6,770    $  5,033
                                                 =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $  2,954    $  1,515
  Bank line payable                                  161         259
  Accrued pension costs                               40          40
  Other accrued expenses                             937         641
  Current portion of deferred compensation            63          61
  Current portion of notes payable
   related parties                                    19          20
                                                 -------     -------
     Total Current Liabilities                  $  4,174    $  2,536
                                                 -------     -------
Notes payable, related parties                  $    460     $   470
Long term pension liability                          370         370
Deferred compensation, net of
 current portion                                      40          59
Deferred taxes and other liabilities                 214         231
                                                 -------     -------
     Total Liabilities                          $  5,258    $  3,666
                                                 -------     -------
SHAREHOLDERS' EQUITY:

Convertible Preference stock, Series D,            1,891       1,891
 1,260,460 shares issued and outstanding
 as of June 30, 1996

Common stock, par value $.75 per share             1,355       1,355
 10,000,000 shares authorized; 1,807,832
 shares issued and outstanding as of
 June 30, 1996
Other capital                                      7,973       7,973
Receivable from management                           (67)        (91)
Deficit                                           (9,640)     (9,761)
                                                 -------     -------
     Total Shareholders' Equity                    1,512       1,367
                                                 -------     -------
Total Liabilities and Shareholders' Equity      $  6,770    $  5,033
                                                 =======     =======

See Notes to Consolidated Financial Statements (unaudited).


                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)
                                (Unaudited)





                                 Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                  1996       1995         1996     1995

Net sales                        $  5,343  $  2,569    $  8,381  $ 4,615
Cost of sales                       4,810     2,221       7,382    3,993
                                 --------   -------     -------   ------
 Gross margin                         533       348         999      622
Selling, general and adminis-
 trative expenses                     350       217         701      457
Research and Development               72        34         140       39
                                 --------   -------     -------  -------
  Operating income                    111        97         158      126
                                   -------   -------    -------  -------
Other (income) expense
  Interest expense                      16         7         34       10
  Other (income) expense                (2)       15         (5)      12
                                   -------   -------    -------  -------
     Total other (income)
      expense, net                      14        22         29       22
                                   -------   -------    -------  -------

Income (loss) from continuing
 operations before income tax
 provision or benefit                   97        75        129      104
Income tax provision (benefit)          (9)        -        (17)       -
                                   -------   -------    -------  -------
Income (loss) from continuing
 operations                            106        75        146      104
(Loss)from discontinued operations     (25)     (112)       (25)    (246)
                                   -------   -------    -------  -------
     Net income (loss)            $     81  $    (37)  $    121 $   (142)
                                   =======   =======    =======  =======

Weighted average common
 equivalent shares:

  Primary                            3,070     1,603      3,084    1,603
                                   =======   =======    =======  =======
  Fully Diluted                      3,470     1,603      3,484    1,603
                                   =======   =======    =======  =======

Income per common and dilutive
 common equivalent share:
  Continuing operations                .04       .04        .05      .06
  Discontinued operations             (.01)     (.06)      (.01)    (.15)
                                   -------   -------    -------  -------
Net income (loss) per share       $    .03  $   (.02)  $    .04 $   (.09)
                                   =======   =======    =======  =======

Income per common share assuming full dilution:
  Continuing operations           $    .03  $    .04   $     .0  $   .06
  Discontinued operations             (.01)     (.06)      (.01)    (.15)
                                   -------   -------    -------   -------
                                  $    .02  $   (.02)  $    .04  $  (.09)
                                   =======   =======    =======   =======



See Notes to Consolidated Financial Statements (unaudited).



- -------------------------------------------------------------------------
                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                    (Unaudited)



                                                 Six  Months Ended
                                                        June 30,
                                                  1996        1995
                                                -------     -------

Cash flows provided by (used for)
 operating activities:


Income (loss) from continuing operations        $    146    $    104

Adjustments to reconcile net income to
 net cash provided by (used in)
 continuing operations:
  Depreciation                                        41           -
  Amortization                                        23           -
  Increase in accounts receivable                 (1,786)       (611)
  Increase in accounts receivable,
   related parties                                     -          (8)
  Decrease (increase) in prepaid expenses             10         (52)
  Decrease (increase) in inventories                  73        (156)
  Increase in accounts payable                     1,439         748
  Increase (decrease in accrued
   liabilities                                       261         (62)
  Increase (decrease) in other, net                  (22)         -
                                                 -------     -------
Cash flows provided by (used in)
 continuing operations                               185         (37)
                                                 -------     -------
Loss from discontinued operations                    (25)       (246)
  (Increase) decrease in net current assets            -         110
                                                 -------     -------
Cash flows used in discontinued operations           (25)       (136)
                                                 -------     -------
Net cash flows provided by (used in) operations      160        (173)
                                                 -------     -------
Cash flows from investing activities:
  Additions to property, plant and equipment         (76)         (4)
                                                 -------     -------


Net cash flows used for investing activities         (76)         (4)
                                                 -------     -------
Cash flows provided by (used for)
 financing activities:

  Decrease of receivable from management              24           -

  Increase (decrease) in short term debt             (98)         48
  Proceeds from long term debt, related parties      (10)          -
                                                 -------     -------
Net cash (used for) provided by financing
 activities                                          (84)         48

Net increase (decrease) in cash                        -        (129)
Cash and cash equivalents at beginning
 of period                                             -         176
                                                 -------     -------
Cash and cash equivalents at end of period      $      -    $     47
                                                 =======     =======

Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
     Interest                                   $     10    $     10



See Notes to Consolidated Financial Statements (unaudited).


- -------------------------------------------------------------------------

                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION
- -------------------------
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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



2.  ACCOUNTS RECEIVABLE
- -----------------------
Accounts receivable consist of the following:

($ in thousands)                           June 30,   December 31,
                                                 1996         1995
                                                --------     --------
U.S. Government Contracts:
  Billed                                        $  2,550    $    974
  Unbilled                                           520         701
                                                 -------     -------
                                                   3,070       1,675
Commercial                                           874         483
                                                 -------     -------

     Total Accounts Receivable                  $  3,944    $  2,158
                                                 -------     -------
Less Allowance for Doubtful Accounts                 (36)        (36)
                                                 -------     -------
Net Accounts Receivable                         $  3,908    $  2,122
                                                 =======     =======


3.  COMMON STOCK AND COMMON STOCK OPTIONS
- -----------------------------------------
On February 2, 1996 the Compensation and Stock Option Committee (the "Committee") granted options to purchase 16,290 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly Systems, Inc. ("MicroAssembly"), at a price of $1.81 per share (the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Incentive Compensation Plan. In May 1996 the number of shares granted was reduced to 12,040 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the plan.

In addition, on February 2, 1996 the Committee granted options to purchase 21,710 shares of CompuDyne Common Stock to key employees of MicroAssembly at a price of $1.81 per share and in accordance with the terms and conditions of the 1996 Incentive Compensation Plan, upon approval of the Plan by CompuDyne's shareholders at its annual meeting on June 5, 1996. In May 1996 the number of shares granted was reduced to 15,960 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the plan.

On July 11, 1996 the Committee granted options to purchase 121,000 shares of CompuDyne Common Stock to key employees of the newly acquired company, Shorrock Electronic Systems ("SES"), (now Quanta SecurSystems, Inc.) and to a key employee of Data Control Systems, in accordance with the terms and conditions of the 1996 Incentive Compensation Plan at a price of $1.625 per share (the fair market value of such shares at the date of grant).

In July 1996 the holders of CompuDyne's $400 thousand Senior Convertible Notes (which includes the Chairman) agreed to convert the notes into 400,000 common shares. The same investors also agreed to purchase 600,000 additional common shares for $600 thousand. This financing will add $1 million to the company's equity, reduce future interest charges, and provided the cash required to make an acquisition and provided working capital for that operation.


4.  DISCONTINUED OPERATIONS
- ---------------------------
On August 21, 1995, Quanta Systems, a wholly owned subsidiary of the Company, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation ("Suntec"), a newly-formed corporation, in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, Chief Executive Officer and Director.

As a result of the disposal of Suntec in August of 1995, the consolidated statements of operations for the second quarter and six months ended June 30, 1995 have been restated to reflect Suntec as a discontinued operation.


5.  SUBSEQUENT EVENTS

On July 11, 1996 CompuDyne acquired all of the stock of Shorrock Electronic Systems from BET Public Company Limited. Prior to the acquisition, SES was affiliated with Shorrock Integrated Systems, a large British based supplier of physical security and surveillance equipment and installation services owned by BET. SES had sales of approximately $4.9 million in the fiscal year ended March 31, 1996, almost entirely related to the sale, installation and maintenance of physical security systems for the U.S. correctional facility market. Effective with the acquisition, SES's name has been changed to Quanta SecurSystems, Inc.

CompuDyne also signed a long term exclusive distribution agreement covering all of North America with Shorrock Integrated Systems. This agreement will give CompuDyne exclusive access to a world-class group of physical security and surveillance products., comprised of the ADACS Security Management System, Microwave Fence, and T-Line fence security system. This product line, which is continually updated and expanded by Shorrock's research and development staff, will provide a significant advantage to Quanta SecurSystems in marketing to correctional facilities and other markets. CompuDyne plans to significantly expand the product marketing effort. Continuation of the distribution agreement is dependent upon reaching minimum volume levels.

CompuDyne completed a $1 million equity financing package on July 11, 1996. The holders of the company's $400 thousand Senior Convertible Notes (which includes the Chairman) converted the notes into 400,000 common shares. The same investors also purchased 600,000 common shares for $600 thousand. This financing added $1 million to the company's equity, reduces future interest charges, and provided the cash required to make an acquisition and provided working capital for that operation.









                      COMPUDYNE CORPORATION AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
- ---------------------
CompuDyne had an income from continuing operations of $106 thousand for the 1996 second quarter compared with an income of $75 thousand from continuing operations for the 1995 second quarter. The profit in the 1996 second quarter was primarily due to the Quanta Systems operations which had net income of $136 thousand. Data Control had a profit of $5 thousand after $72 thousand of research and development expenditures while MicroAssembly had a loss of $24 thousand after $25 thousand of non-cash charges related to purchase accounting. Unallocated corporate charges were $11 thousand. In the second quarter of 1995 profits at Quanta Systems of $93 thousand plus overallocated corporate charges of $20 thousand were offset by a $38 thousand loss at Data Control. At the end of the 1996 second quarter the Company had a backlog of $7.18 million of which $.47 million was at MicroAssembly.

Net Sales from continuing operations in the second quarter of 1996 increased 108% to $5.3 million from $2.6 million for the 1995 second quarter. All operations contributed to the increase. Quanta Systems was up 91%, to $4.5 million due to revenue from two large procurements on the NISE East contract in the second quarter of 1996. Data Control was up 131% to $497 thousand due to increased volume of equipment deliveries on existing orders including three Satellite Test Modems. MicroAssembly, at $345 thousand, was fully incremental since it was acquired in August of 1995.

Gross margin from continuing operations for the second quarter of 1996 increased $185 thousand to $533 thousand from $348 thousand for the second quarter of 1995. Quanta Systems' gross margin of $351 thousand was up $65 thousand while Data Control's gross margin of $125 thousand compared to $61 thousand, and MicroAssembly was fully incremental at $58 thousand. Quanta Systems continues to see a narrowing of margins from its traditional Defense related business.

Selling, general and administrative expense from continuing operations increased $133 thousand to $350 thousand, due primarily to MicroAssembly being included in the second quarter of 1996 at $80 thousand with the balance due to increased volume and reversals of accruals totaling $22 thousand in 1995.

R&D expenditures were $72 thousand, up from $34 thousand in the second quarter of 1995. Expenditures in the second quarter of 1996 were entirely at Data Control and were largely due to the Company's strategy of continuing the upgrade of certain core products and the continuing development and testing of our two major R&D products - the Satellite Test Modem and the Automatic Power Controller. The R&D costs should decrease as R&D on these two major products winds down.

CompuDyne's interest expense for the 1996 second quarter increased by $9 thousand to $16 thousand compared with $7 thousand in the second quarter of 1995. The increase was attributable to increased notes payable and bank borrowings. With the Notes being converted into common stock in July 1996, there should be a consequent reduction in future interest expense.

Quanta Systems has a strong backlog which will assure good revenues over the next quarter. While margins continue to narrow in Quanta Systems' business, increased volume is expected to overcome this effect. Effecting the gross margin is one large fixed price contract that is experiencing significant cost overruns. In addition, the sharp increase in demand at Quanta Systems has strained working capital and an increase to $850 thousand in the Company's bank line was approved. A further expansion of bank line capacity is being sought. Data Control continues to work off its strong year-end backlog. It is now important that DCS receive follow-on orders from key customers who have purchased their evaluation units of the Satellite Test Modem and APC. MicroAssembly is seeing some upturn in both its existing customer base and its list of prospective customers who have already seen demonstrations of the unique Stick-Screw system. The electric screwdriver line of Foredom Electric was acquired by MicroAssembly for $53 thousand in July 1996. This product line should help increase MicroAssembly's gross margin. The current manpower, administrative staff and facility are sufficient to take care of the additional requirements of this new product line.

CompuDyne is currently undergoing an audit by the Defense Contract Audit Agency ("DCAA") covering the years 1988 through 1994. The DCAA has questioned costs related to previous billings. CompuDyne is currently challenging the basis for questioning these costs. Management believes that the company has provided sufficient reserves for potential loss resulting from this audit, and the outcome of the audit will not have material impact upon the financial statements.

On July 11, 1996 CompuDyne acquired all of the stock of Shorrock Electronic Systems from BET Public Company Limited. Prior to the acquisition, SES was affiliated with Shorrock Integrated Systems, a large British based supplier of physical security and surveillance equipment and installation services owned by BET. SES had sales of approximately $4.9 million in the fiscal year ended March 31, 1996, almost entirely related to the sale, installation and maintenance of physical security systems for the U.S. correctional facility market. Effective with the acquisition, SES's name has been changed to Quanta SecurSystems, Inc.

CompuDyne also signed a long term exclusive distribution agreement covering all of North America with Shorrock Integrated Systems. This agreement will give CompuDyne exclusive access to a world-class group of physical security and surveillance products., comprised of the ADACS Security Management System, Microwave Fence, and T-Line fence security system. This product line, which is continually updated and expanded by Shorrock's research and development staff, will provide a significant advantage to Quanta SecurSystems in marketing to correctional facilities and other markets. CompuDyne plans to significantly expand the product marketing effort. Continuation of the distribution agreement is dependent upon reaching minimum volume levels.

CompuDyne completed a $1 million equity financing package on July 11, 1996. The holders of the company's $400 thousand Senior Convertible Notes (which includes the Chairman) converted the notes into 400,000 common shares. The same investors also purchased 600,000 common shares for $600 thousand. This financing added $1 million to the company's equity, reduces future interest charges, and provided the cash required to make an acquisition and provided working capital for that operation.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Government, or subcontracts thereunder.

In February 1996, the company increased its secured line of credit with the Asian American Bank and Trust Company of Boston, Massachusetts from $500 thousand to $750 thousand, and a further increase to $850 thousand was approved in June, 1996. The company continues to explore further increases in its bank borrowing capacity.

- -------------------------------------------------------------------------

                  PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

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

                                             COMPUDYNE CORPORATION



Date: August  15, 1996                       /s/ I. Elaine Chen
                                                 -----------------------
                                                 I. Elaine Chen
                                                 Chief Financial Officer


- -------------------------------------------------------------------------

                                INDEX TO EXHIBITS



Computation of Net Income Per Common Share