Form 10-Q
period 1996-09-30
COMPUDYNE CORP
filed 1996-11-15
CIK 22912

SECURITIES AND EXCHANGE COMMISSION

                             Washington,D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the Quarterly period ended     September 30, 1996

                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from               to

Commission File Number                     1-4245


                             CompuDyne Corporation
                ----------------------------------------------------
               (Exact name of registrant as specified in its charter)


                        Nevada                      23-1408659
              -----------------------------     ------------------
             (State or other jurisdiction of    (I.R.S. Employer
              Incorporation or Organization)    Identification No.)


                120 Union Street, Willimantic, Connecticut 06226
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (860) 456-4187
                ---------------------------------------------------
                (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X          NO

As of November 14, 1996 a total of 2,864,082 shares of Common Stock, $.75 par value, were outstanding.






                       COMPUDYNE CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                          Page No.

Part I.  Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 1996
     (unaudited) and December 31, 1995                       3

    Consolidated Statements of Operations - Three
     Months and Nine Months Ended September 30, 1996
     and 1995 (unaudited)                                    4

    Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 1996
     and 1995 (unaudited)                                    5

    Notes to Consolidated Financial Statements               6-8

Item 2. Management's Discussion and Analysis of
        Results of Operations and Financial
        Condition                                            9-11

Part II.  Other Information


   Item 6. Exhibits and Reports on Form 8-K                  12

           Signature                                         13

           Index to Exhibits                                 14

           Computation of Net Income Per Share





















                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)

                                          September 30,      December 31,
                                              1996                1995
                                          -------------      ------------
                                          (Unaudited)

ASSETS

Current Assets:

   Cash                                    $      -          $      -
   Accounts receivable, net                   4,858             2,122
   Inventories:
     Finished Goods                              69               144
     Work in process                            258               473
     Raw materials and supplies                 589               405
                                            -------           -------
       Total inventories                        916             1,022

   Prepaid expenses and other
    current assets                              105                97
                                            -------           -------
       Total Current Assets                   5,879             3,241

Non-current receivables, related parties         60                60

Property, plant and equipment, at cost        2,372             1,279
   Less:  accumulated depreciation and
          amortization                        1,558               691
                                            -------           -------
   Net property, plant and equipment            814               588
                                            -------           -------
Goodwill & other intangibles, net of
  accumulated amortization                      757             1,127
Other assets, net                                15                17
                                            -------           -------
       Total Assets                        $  7,525          $  5,033


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                        $  3,056          $  1,515
   Bank line payable                             52               259
   Accrued pension costs                         40                40
   Accrued income taxes                          38                 -
   Other accrued expenses                     1,020               641
   Current portion of deferred
    compensation                                 47                61
   Current portion of notes payable
    related parties                              19                20
                                            -------           -------
       Total Current Liabilities           $  4,272          $  2,536

Notes payable, related parties             $     55          $    470
Long term pension liability                     354               370
Deferred compensation, net of
 current portion                                 31                59
Deferred taxes and other liabilities            205               231
                                            -------           -------
       Total Liabilities                   $  4,917          $  3,666

SHAREHOLDERS' EQUITY:

Convertible Preference stock, Series D,       1,891             1,891
  no par value, 1,260,460 shares
  issued and outstanding as of
   September 30, 1996

Common stock, par value $.75 per share        2,148             1,355
 10,000,000 shares authorized; 2,864,082
 and 1,807,832 shares issued and outstanding
 as of September 30, 1996 and December 31,
 1995, respectively
Paid in capital                               8,204             7,973
Receivable from management                      (90)              (91)
Deficit                                      (9,545)           (9,761)
                                            -------           -------
       Total Shareholders' Equity             2,608             1,367

Total Liabilities and Shareholders'
 Equity                                    $  7,525          $  5,033
                                            =======           =======

See Notes to Consolidated Financial Statements (unaudited).

-------------------------------------------------------------------------
                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)
                                       (Unaudited)

                                Three Months Ended    Nine Months Ended
                                  September, 30,         September 30
                                  1996       1995      1996     1995
                                -------------------   -----------------
Net sales                       $   6,954  $  2,758   $  15,335  $ 7,373
Cost of sales                       6,144     2,357      13,526    6,350
                                  -------   -------    --------   ------
   Gross margin                       810       401       1,809    1,023

Selling, general and
 administrative expenses              643       288       1,344      745
Research and Development               44        43         184       82
                                  -------   -------    --------   ------
   Operating income                   123        70         281      196
                                  -------   -------    --------   ------
Other (income) expense
  Interest (income) expense             3         6          37       16
  Other (income) expense               (5)        -         (10)       1
                                  -------   -------    --------   ------
     Total other (income)
      expense, net                     (2)        6          27       22
                                  -------   -------    --------   ------
Income (loss) from continuing
 operations before income tax
 provision or benefit                 125        64         254      168

Income tax provision (benefit)         30        (4)         13       (4)
                                  -------   -------    --------   ------
Income from continuing operations      95        68         241      172
Loss from discontinued operations       -      (106)        (25)    (352)
                                   ------   -------     -------    -----

  Net income (loss)               $    95  $    (38)   $    216   $ (180)
                                   ======   =======     =======    =====

Weighted average common and
 common equivalent shares:

  Primary                           3,997     1,750       3,651    1,750
                                   ======   =======      ======    =====

  Fully Diluted                     3,997     1,750       3,651    1,750
                                   ======   =======      ======    =====

Income per common and dilutive
 common equivalent share:

   Continuing operations              .02       .04         .07      .10
   Discontinued operations              -      (.06)       (.01)    (.20)
                                   ------   -------     -------    -----
     Net income (loss) per share  $   .02  $   (.02)   $    .06   $ (.10)
                                   ======   =======     =======    =====

Income per common share assuming
 full dilution:
   Continuing operations          $   .02  $    .04    $    .07  $   .10
   Discontinued operations              -      (.06)       (.01)    (.20)
                                   ------   -------     -------   ------
     Net income (loss) per share  $   .02  $   (.02)   $    .06  $  (.10)
                                   ======   =======     =======   ======


See Notes to Consolidated Financial Statements (unaudited).


------------------------------------------------------------------------
                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)
                                     (Unaudited)



                                                 Nine  Months Ended
                                                    September 30,
                                                 -------------------
                                                  1996        1995
                                                 --------   --------
Cash flows provided by (used for)
 operating activities:


Income (loss) from continuing operations         $    241   $    172

Adjustments to reconcile net income to
 net cash provided by (used in)
 continuing operations:
   Depreciation and amortization                      111         22
   Increase in accounts receivable                 (1,708)      (534)
   Increase in accounts receivable,
    related parties                                     -        (67)
   Increase in prepaid expenses                         4         32
   (Increase) decrease in inventories                   -       (262)
   Increase (decrease) in accounts payable          1,279        267
   Increase (decrease) in accrued liabilities         228         31
   Increase (decrease) in accrued income taxes         38          -
   Increase (decrease) in other, net                    2       (23)
                                                  -------    ------
Cash flows provided by (used in)
 continuing operations                                195      (362)
                                                  -------    ------
Loss from discontinued operations                    (25)       352
   Depreciation and amortization                       -          -
   (Increase) decrease in net current assets           -        132
                                                  ------     ------
Cash flows provided (used in) discontinued
 operations                                          (25)      (220)
                                                  ------     ------
Net cash flows provided by (used in) operations      170       (582)
                                                  ------     ------
Cash flows from investing activities:
   Acquisitions of subsidiaries                     (562)        52
   Additions to property, plant and equipment        (11)       (45)
                                                  ------     ------
Net cash flows used for investing activities        (573)         7
                                                  ------     ------
Cash flows from financing activities:

   Proceeds from former management on
    stock related notes                               25          -
   Cash from sale of common stock                  1,000          -
   Net payment on short term debt                   (207)        (1)
   Proceeds from long term debt,
    related parties                                    -        400
   Repayment on long term debt, related parties     (415)         -
                                                  ------     ------
Net cash provided by financing activities            403        399

Net increase (decrease) in cash                        -       (176)
Cash and cash equivalents at beginning of period       -        176
                                                  ------     ------
Cash and cash equivalents at end of period       $     -    $     -
                                                  ======     ======

Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
     Interest                                   $     54    $    13
     Income taxes                               $      -    $     -


See Notes to Consolidated Financial Statements (unaudited).




                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.BASIS OF PRESENTATION
-----------------------
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

2.   ACCOUNTS RECEIVABLE
------------------------
Accounts receivable consist of the following:

($ in thousands)                             September 30,  December 31,
                                                 1996          1995
                                             -------------  ------------

U.S. Government Contracts:
  Billed                                     $    1,539     $     974
  Unbilled                                        1,580           701
                                              ---------      --------
                                                  3,119         1,675
Commercial                                        2,084           483
                                              ---------      --------
    Total Accounts Receivable                $    5,203     $   2,158

Less Allowance for Doubtful Accounts               (345)          (36)
                                              ---------      --------
Net Accounts Receivable                      $    4,858     $   2,122
                                              =========      ========

The increase in Allowance for Doubtful Accounts was almost entirely due to a receivable that is in dispute recorded on the books of the newly acquired subsidiary, Quanta SecurSystems, Inc. ("Quanta SecurSystems").


3.COMMON STOCK AND COMMON STOCK OPTIONS
---------------------------------------
On February 2, 1996 the Compensation and Stock Option Committee (the "Committee") granted options to purchase 16,290 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly Systems, Inc. ("MicroAssembly"), at a price of $1.81 per share (the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Incentive Compensation Plan. In May 1996 the number of shares granted was reduced to 12,040 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the plan.

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

On July 11, 1996 the Committee granted options to purchase 121,000 shares of CompuDyne Common Stock to key employees of the newly acquired company, Shorrock Electronic Systems ("SES"), (now Quanta SecurSystems), and to a key employee of Data Control Systems, in accordance with the terms and conditions of the 1996 Incentive Compensation Plan at a price of $1.625 per share (the fair market value of such shares at the date of grant).

In July 1996, before the acquisition of SES, the holders of CompuDyne's $400 thousand Senior Convertible Notes (which includes the Chairman) agreed to convert the notes into 400,000 common shares. The same investors also agreed to purchase 600,000 additional common shares for $600 thousand. This financing, which was completed on July 12, 1996, added $1 million to the company's equity, reduced interest charges, and provided the cash required to make the acquisition and provided working capital for SES operation.

At the time the Senior Convertible Notes were issued in August 1995, they had a conversion price of $1.50 per share. On May 23, 1996, the CompuDyne Board approved an amendment to the Senior Convertible Notes that reduced the conversion price to $1.00 per share based upon the price of the CompuDyne common stock at the time, the restricted nature of the stock issued upon conversion, the market for CompuDyne common stock existing at the time, an evaluation of CompuDyne's balance sheet and the need to strengthen CompuDyne's balance sheet in view of the proposed acquisition of SES.


4.  DISCONTINUED OPERATIONS
--------------=------------
On August 21, 1995, Quanta Systems, a wholly owned subsidiary of the Company, transferred all of the assets and liabilities of Quanta's Suntec division to Suntec Service Corporation ("SSC"), a newly-formed corporation, in return for (i) all of SSC's issued and outstanding common stock and (ii) SSC's agreement to pay to Quanta a royalty of 2% of SSC's net sales and other revenues for thirty (30) years from the date of the closing. Quanta then sold all of SSC's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, Chief Executive Officer and Director.

As a result of the disposal of Suntec in August of 1995, the consolidated statements of operations for the second quarter and six months ended June 30, 1995 have been restated to reflect Suntec as a discontinued operation.

At the time of separation, CompuDyne and SSC signed a sublease agreement for SSC to continue using the facility it operated in. In May of 1996, SSC moved to Baltimore after SSC had missed paying the rent for over four months and CompuDyne had located a prospective new tenant. We were notified by Mr. Silberdick in September that SSC had discontinued its operations.

After extended negotiations, a sublease was agreed to with the prospective new tenant and the landlord. The facility is currently under renovation for the new tenant to occupy in November. Total expenditures including rent payments between June and November, sales commission to be paid to the real estate agent who assisted in locating the new tenant, and the construction expenses are estimated to be about $70 thousand. As of September 30, 1996, all associated lease expenses have been accrued. The remaining expenses will be recorded as they are incurred.


5. OTHER INFORMATION
--------------------
On July 11, 1996 CompuDyne acquired all of the stock of Shorrock Electronic Systems from BET Public Limited Company ("BET"). Prior to the acquisition, SES was affiliated with Shorrock Integrated Systems, a large British based supplier of physical security and surveillance equipment and installation services owned by BET. SES had sales of approximately $4.9 million in the fiscal year ended March 31, 1996, almost entirely related to the sale, installation and maintenance of physical security systems for the U.S. correctional facility market. Effective with the acquisition, SES's name has been changed to Quanta SecurSystems, Inc.

The consideration paid to BET for the stock of SES was $290 thousand for the purchase of the stock of SES plus $258 thousand to repay interim advances made by BET to SES. The $290 thousand purchase price represented the adjusted net asset value of SES less $400 thousand. The Company made an additional cash investment in SES of $52 thousand immediately after the acquisition for its working capital purposes. CompuDyne has accounted for the acquisition using the purchase method of accounting.

CompuDyne also signed a long term exclusive distribution agreement covering all of North America with Shorrock Integrated Systems. This agreement gives CompuDyne exclusive access to a world-class group of physical security and surveillance products., comprised of the ADACS Security Management System, Microwave Fence, and T-Line fence security system. This product line, which is continually updated and expanded by Shorrock's research and development staff, should provide a significant advantage to Quanta SecurSystems in marketing to correctional facilities and other markets. CompuDyne plans to significantly expand the product marketing effort. Continuation of the distribution agreement is dependent upon reaching minimum volume levels.












                       COMPUDYNE CORPORATION AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Third Quarter 1996 and 1995 comparison
--------------------------------------
1996's third quarter was one of substantial progress and one significant but temporal setback. Sales increased 152% to $7.0 million. Net income from continuing operations was up 40% to $95 thousand. Income did not track revenue due to significant losses and reserves on a single large fixed price contract which is just about complete as well as a provision for taxes. Since the end of last year, the current ratio has improved from 1.28X to 1.38X, the bank borrowings were only $54 thousand as of the end of September, 1996, the long term debt is down to $55 thousand from $470 thousand, and the shareholder equity has almost doubled to $2.6 million.

The third quarter 1996 increase in income from continuing operations of $61 thousand from the same period 1995 was primarily due to the addition of Quanta SecurSystems, which had an income before taxes of $87 thousand during this period. Quanta SecurSystems booked some important jobs early in the quarter. There are bids out or are in the process of bidding on several large new prison security installations.

Quanta Systems government services division ("QSC") increased its sales for the quarter by 96% from the same quarter in 1995 primarily due to revenue generated from new major material purchase jobs for the Government in the third quarter of 1996. Cost overruns on a large fixed price contract more than offset the additional income generated from the increased sales resulting in a decrease of $94 thousand in income from the same period in 1995. QSC was selected to join a prestigious team headed by GTE which, in October 1996, won an important long-term contract with a government security agency.

Quanta Systems' Data Control Systems division ("DCS") continues its turnaround from significant losses last year. It had a 40% increase in sales from third quarter 1995 to the same period 1996 due primarily to additional sales of the newly developed Satellite Test Modem.

MicroAssembly's net income of $1 thousand for the third quarter of 1996 compares with a net loss of $13 thousand in the same quarter 1995 and is after $26 thousand of non-cash purchase accounting charges. The increase was primarily due to the addition of some important new customers as well as the purchase of the Foredom electric screwdriver line early in the third quarter of 1996.

Net sales from continuing operations in the third quarter of 1996 increased 152% to $7.0 million from $2.8 million for the same period in 1995. Quanta SecurSystems had $1.6 million in sales in its first quarter with the Company. Quanta Systems increased its sales from $2.3 million to $4.5 million. MicroAssembly had an increase of $192 thousand in sales this quarter compared with the same quarter of 1995 after it was acquired by the Company in August 1995.

Gross margin from continuing operations for the third quarter of 1996 increased $409 thousand, or 102%, to $810 thousand from $401 thousand for the third quarter of 1995. SecurSystems' gross margin of $322 thousand was 20% of sales. Although Quanta Systems' gross margin increased by $73 thousand due to increased sales, the gross margin percentage decreased from 14% of sales to 9% of sales. The decline was due to increased material content which had a lower margin percentage, and the significant loss recognized on a fixed price contract.

Total selling, general and administrative expenses for the third quarter of 1996 increased by $355 thousand from the same period in 1995. The Company increased its expenses primarily as a result of the operations of Quanta SecurSystems. Quanta Systems also increased its expenses due to the additional costs involved in the sublease of the vacant SSC space.

Research and development expenditures, at $44 thousand, were about the same level as the third quarter of 1995.

Total interest expense for the third quarter of 1996 was decreased by $3 thousand from the third quarter of 1995. The reduction reflects decreased interest expense due to conversion of the long-term notes into common stock in July 1996.


RESULTS OF OPERATIONS - year-to-date comparison
-----------------------------------------------
CompuDyne had income before taxes from continuing operations of $241 thousand for the nine months ended September 30, 1996 compares with $172 thousand for the same period in 1995. The increase is primarily attributable to the net income of $51 thousand from operations of the newly acquired Quanta SecurSystems. Quanta Systems showed a decrease in net income of $19 thousand. The cost overruns on the fixed price security equipment installation job more than offset the additional income generated by its $5.5 million increase in sales. DCS doubled its 1995 sales level, but the income from the additional sales was offset by an increase of $102 thousand in R&D expenditures, resulting in a much smaller profit ratio. MicroAssembly finished the period with a net loss of $47 thousand due to lower-than-anticipated sales and to purchase accounting charges.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, a majority of which are due under prime contracts with the U.S. Government, or subcontracts thereunder. The Company has a $750 thousand secured line of credit with the Asian American Bank and Trust Company of Boston, Massachusetts.

Net cash provided by operations in the nine months of 1996 was $170 thousand, a $752 thousand increase from the same period of 1995. The increase of $60 thousand in net income, adjusted by the increase in non-cash depreciation and amortization expenses of $89 thousand, and the reduction in funding the losses from discontinued operations of $195 thousand were primary reasons for this significant increase. The changes in accounts receivable, accounts payable and accrued liabilities were primarily caused by the timing of the invoice cycles of Quanta System's major material purchases for the Government.

When MicroAssembly was acquired in August 1995, $400 thousand was received for convertible long-term notes issued to the sellers, the Chairman, Martin Roenigk and Alan Markowitz. In July 1996, the notes were converted to common stock; and $600 thousand was received from the same persons in exchange for 600,000 shares of CompuDyne common stock. Net cash of $562 thousand was used to purchase SES, which was renamed Quanta SecurSystems. after the acquisition.

------------------------------------------------------------------------
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
--------------------------
The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. It is also party to certain legal actions and inquiries from certain Suntec creditors due to claims of existing guaranties before Suntec was sold. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibit (11) - Consolidated Computation of Net Income (Loss)
            Per Share
        (b) Exhibit (27) - Financial Data Schedule
        (c) Reports on Form 8-K

        July 25, 1996 report on acquisition of Shorrock Electronics Systems, Inc.; conversion of $400 thousand debentures into common stock; and issuance of additional 600,000 shares of common stock.









SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUDYNE CORPORATION



Date: November  15, 1996                   /s/ I. Elaine Chen
                                           I. Elaine Chen
                                           Controller


                                           /s/ William C. Rock
                                           William C. Rock
                                           Chief Financial Officer


------------------------------------------------------------------------

INDEX TO EXHIBITS



Computation of Net Income Per Common Share

Financial Data Schedule