Form 10-K
period 1996-12-31
COMPUDYNE CORP
filed 1997-04-03
CIK 22912

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31 1996
                           ---------------------------------------------
                                    OR

        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -----------------------------------------
Commission File Number                            1-4245
                      --------------------------------------------------
                                CompuDyne Corporation
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                 23-1408659
----------------------------------               ------------------
    State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization                Identification No.)


120 Union Street, Willimantic, Connecticut             06226
------------------------------------------        -----------------
 (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code        (860)456-4187
                                                  ----------------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class      Name of each exchange on which registered
   ---------------------------  -----------------------------------------
   Common Stock $.75 par value              Over-The-Counter

Securities registered pursuant to section 12(g) of the Act:

                                  None
------------------------------------------------------------------------
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    NO
   ------      ------


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-
K. [ ].

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2.5 million as of March 25, 1997 (based upon the average of the bid and asked prices on the over-the-counter market for CompuDyne common stock on March 25, 1997 which was $1.375 per share, as quoted on the OTC Bulletin Board(see ITEM 5.).

As of March 25, 1997, a total of 2,847,416 shares of Common Stock, $.75 par value, were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement relating to the 1996 Annual Meeting of Shareholders are incorporated in
Part III.

------------------------------------------------------------------------

                                  PART I


ITEM 1.  BUSINESS
-----------------

Current Developments
--------------------
On July 11, 1996 CompuDyne Corporation ("CompuDyne" or "the Company") acquired all of the stock of Shorrock Electronic Systems ("SES") from BET Public Limited Company ("BET"). Prior to the acquisition, SES was affiliated with Shorrock Integrated Systems, a large British based supplier of physical security and surveillance equipment and installation services owned by BET. SES had sales of approximately $4.9 million in the fiscal year ended March 31, 1996, almost entirely related to the sale, installation and maintenance of physical security systems for the U.S. correctional facility market. Effective with the acquisition, SES's name has been changed to Quanta SecurSystems, Inc.

The consideration paid for the stock of SES was approximately $613 thousand. The Company has accounted for the acquisition using the purchase method of accounting.

CompuDyne also signed a long term exclusive distribution agreement covering all of North America with Shorrock Integrated Systems. This agreement gives CompuDyne exclusive access to a world-class group of physical security and surveillance products, comprised of the ADACS Security Management System, Microwave Fence, and T-Line fence security system. This product line, which is continually updated and expanded by Shorrock's research and development staff, should provide a significant advantage to SecurSystems in marketing to correctional facilities and other markets. CompuDyne plans to significantly expand the product marketing effort.

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


Description of Business
-----------------------
COMPUDYNE, a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996. CompuDyne operates in four business segments through its three wholly owned subsidiaries Quanta Systems Corporation, ( Quanta Systems ), Quanta SecurSystems Inc., ( SecurSystems ) and MicroAssembly Systems, Inc.,
( MicroAssembly ).

QUANTA SYSTEMS is an engineering services firm providing turn-key design, fabrication, installation, training, maintenance, documentation, and
systems integration services to government and industry.   Quanta Systems
also provides original equipment manufacturing and worldwide quick reaction capability to respond to the urgent, emergent and unique requirements of customers' with critical missions. Quanta Systems is currently providing these services to the Naval In-Service Engineering Center (NISE East), the Naval Facilities Engineering Services Center, the National Security Agency (NSA), the Federal Bureau of Investigation
(FBI), the Naval Criminal Investigative Services, the Space and Naval Warfare Systems Command, the Aberdeen Proving Grounds, the Social Security Administration, and the Montgomery County Government (Maryland). Through these customers and through its continuing efforts to team with other contractors in the pursuit of more comprehensive and complex Government programs, Quanta Systems has significantly broadened its customer and contract base.

DATA CONTROL SYSTEMS ("DCS"), a division of Quanta Systems, manufactures telemetry, satellite command and control systems, radio frequency and telecommunications products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications. In 1994 DCS began marketing its Automatic Power Controller which automatically compensates for signal fade during periods of inclement weather for satellite uplink stations using Ku band transmissions. Refinement of the APC was completed in 1996 and marketing began in June. DCS has also completed development of its QPSK model 7500 satellite test modem. As of March, 1997 DCS has received orders and has shipped ten 7500s. Most of the research and development spending in 1996 related to the 7500, which is an extremely sophisticated satellite transmissions test modem. The 7500 incorporates advanced technology which is expected to result in related product derivatives in the telecommunications and telemetry market. The Company believes that the orders for the 7500 are primarily for review and testing purposes. The market for the 7500 itself is mainly with U.S. and foreign governments.

SecurSystems primarily focuses on the installation, maintenance and system integration of highly technical security systems. Although the majority of SecurSystems work is related to detention facilities, SecurSystems has also performed work in areas such as colleges, court houses and the transportation market. SecurSystems has offices strategically located within the United States. The home office and the office for the Northeast region is located in Hanover, Maryland. Other offices are located in Riverside, California, Tucson, Arizona and Garner North Carolina. These offices act as regional hubs to perform maintenance and installation contracts on security systems throughout the United States. SecurSystems currently has approximately $2.0 million in annual recurring maintenance work within the United States and the balance of the Company's revenue is made up of new installation and refit work. SecurSystems customers include the Federal Bureau of Prisons, the State of Arizona, Riverside County (California), Prince Georges County (Maryland), Suffolk County (Massachusetts), Letterkenny Army Depot (Maryland), Wake County (North Carolina) and North Carolina State University.

MicroAssembly, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the "Stick-Screw System". The Stick-Screw System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes. MicroAssembly operates out of owned facilities, utilizing automatic screw machines to manufacture the Stick-Screws . MicroAssembly also assembles the specially designed pneumatic drivers for inserting the screws. MicroAssembly has recently developed drill press and drill stand based models of the driver, one of which is electric and will permit sales in "clean room" environments. MicroAssembly is in the process of introducing an electric Stick Screwdriver which is expected to expand its market significantly. Sales are primarily in the United States via a network of independent sales representatives, with modest sales in Europe and South America. In August 1996 MicroAssembly acquired the power screwdriver product line from Blackstone Industries for $50,000. This is a complementary line of automatic screwdrivers with vacuum pick-up. CompuDyne acquired all of the capital stock of MicroAssembly on August 21, 1995.

See Note 15 "Industry Segment Information" to the Consolidated Financial Statements of CompuDyne for more information about the results of operations from the four industry segments.


General Information
-------------------
The Company purchases most of the parts and raw materials used in its products from various suppliers. The primary raw materials used in the manufacturing of Quanta Systems and SecurSystems' products are electronic components. MicroAssembly's products are purchased from either distributors or manufacturers of metal products. While the bulk of such raw material is purchased from relatively few sources of supply, the Company believes that alternative sources are readily available.

There is no significant seasonality in CompuDyne's business.

The Company s backlog of orders as of December 31, 1996 was $5.7 million, consisting of Quanta Systems backlog of $3.14 million, SecurSystems' backlog of $1.74 million, DCS backlog of $344 thousand, and MicroAssembly s backlog of $523 thousand. As of March 24, 1997 Quanta Systems had booked an additional $2.6 million, SecurSystems had booked an additional $1.2 million, and DCS had booked an additional $400 thousand. It is expected that all orders included in the current backlog will be
filled by December 31, 1997.   For the year ended December 31, 1996,
direct sales to the U.S. Federal Government amounted to $15.5 million or 70% of the Company's total net sales from continuing operations, compared with $8.9 million and $9.0 million in fiscal years 1995 and 1994, respectively, or 86% and 90% of the Company's total net sales from continuing operations for the same years. No other single customer accounted for greater than 10% of the Company's net sales.

A significant majority of Quanta Systems' Government related business is with the United States Department of Defense. Within the Department of Defense there are various agencies which are customers of the Company. Whereas, two years ago, Quanta Systems had only one major multi-year contract, at December 31, 1996, Quanta Systems had four major multi-year contracts. These contracts, all with the Federal Government (and known as NISE East, NSA, K3 and TETON) accounted for revenues of $13.3 million in 1996. On March 31, 1992, Quanta Systems was awarded the NISE East contract, a one-year contract with four one-year renewal options. NISE East has provided a bridge contract to continue this effort for the Government s fiscal year ending September, 1997 and intends to recompete for a new contract beginning in fiscal year 1998. Quanta Systems is well positioned for this recompetition. The Teton contract was awarded in September, 1995 and is valued up to $9.4 million over five years. This is a one-year contract with options to renew yearly for four years; Quanta Systems is operating in the first renewal option year of the contract. The NSA contract is a one-year contract with options to renew yearly for four years; Quanta Systems is operating in the second renewal option year of the contract and the contract is valued at $5.9 million. The K3 contract is a one-year contract with options to renew yearly; Quanta Systems is performing on the initial order of the base year. The value of the order is $500 thousand. If renewals under these contracts do not continue, or if terms and conditions under the contracts are substantially modified Quanta Systems will be required to modify its operations accordingly. Although most of Quanta Systems contracts are subject to Government audit, management of the Company does not believe such audits will result in any material adjustments to the financial statements.

Most of the Federal Government contracts with the Company include a termination for Convenience clause which allows the Federal Government to unilaterally terminate a contract if it is considered to be in the best interests of the Government to do so. If the Government were to terminate a contract, the clause provisions allow the Company to submit a Termination Settlement Proposal for recovery of costs; this proposal would reflect all direct costs to the contract, all allowable indirect costs and as applicable, other costs such as idle facility costs, abnormal severance costs and unabsorbed indirect costs resulting from the termination. Because of cost recovery from the aforementioned process, the Company believes that the immediate financial impact of a termination would be negligible. It would, however, mean that additional contracts would need to be entered into to offset the longer term negative effects of the termination on revenues and profits. The Company, trying to mitigate the effects, has made considerable progress in diversifying its contracts and customer base over the past two years.

The Company is subject to intense competition from numerous companies which sell both on a national and regional level, as well as in international markets. Many of these competitors are substantially larger than the Company. Also, there have been significant international political changes which could have a major impact on the market for Quanta Systems's products. During the last several years dramatic changes have taken place throughout the world which have had, and will continue to have, an impact on future U.S. Defense spending. In addition, current budget constraints have affected the overall U.S. economy which have impacted Quanta Systems's operations. The Company has significant sales to various organizations involved in the country's security and intelligence efforts. The Company has intensified its efforts to market to other agencies of the government to counteract the projected decline in defense spending. The company believes that overall U.S. expenditures for physical security installations will continue to out pace the general economy.

The Company is currently undertaking research and development activities to expand and improve its product lines. Research and development expenditures were $234 thousand during the fiscal year ended December 31, 1996 compared with $359 thousand and $66 thousand during 1995 and 1994, respectively. 1996 expenditures were made primarily by DCS to refine and upgrade the operating capabilities of the APC, QPSK and bit synchronizer product lines.

At December 31, 1996, the Company had 165 full-time employees. None of the employees is subject to collective bargaining agreements.

Financial Information About Foreign and Domestic Operations

Export sales for the Company were $576 thousand, $125 thousand and $30 thousand, for the years ended December 31, 1996, 1995 and 1994, respectively.

Cautionary Statement Regarding Forward-Looking Information

Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward-looking statements in this Annual Report related to the Company s objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for the Company s existing and new products, continued growth in sales and market share of the Company s products, pricing, market acceptance of existing and new products, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. In addition, the Company s objectives of future growth, profitability and financial returns are also subject to the uncertainty of the continuation and renewal of the NISE East Contract and the Teton Contract.


ITEM 2.  PROPERTIES
-------------------
The following table sets forth the main facilities of the Company's operations:

                                                              Approximate
                                 Primary           Owned or   Square Feet
Location                         Purpose          Leased (1)   of Space
---------                        --------------   ----------  -----------


Corporate Office
----------------
Willimantic, Connecticut         Administrative   Owned          2,900

Quanta Systems
--------------
Gaithersburg, Maryland/Admin.    Engineering      Leased        14,690
Gaithersburg, Maryland           Manufacturing    Leased         8,000
Gaithersburg, Maryland           Warehouse        Leased         1,500

MicroAssembly
-------------
Willimantic, Connecticut         Manufacturing    Owned          7,000

SecurSystems
------------
Hanover, Maryland                Admin/Whse       Leased         9,500
Garner, North Carolina           Engineering      Leased         8,000
Tucson, Arizona                  Engineering      Leased         1,500
Riverside, California            Engineering      Leased         1,300

(1) See Note 11 to the Consolidated Financial Statements for additional information relating to lease expense and commitments.

Quanta Systems leases three buildings in Gaithersburg, Maryland. One building is used by the DCS products group which manufactures telemetry, satellite and telecommunications equipment. The second building is used by its services group, which provides engineering services and administrative staff. Quanta Systems leases a third building in Gaithersburg which it subleases to Orion Network Systems Corporation. SecurSystems leases four buildings within the United States. The Northeast region and Home office is located in Hanover, Maryland. This location provides office space, engineering and storage space providing service for the Northeastern United States as well as the administrative functions of the Home office. The Southeast office is located in Garner, North Carolina. This provides office space, engineering and storage space to service the Southeastern United States. The Midwest office is located in Tucson, Arizona. This location provides office space, engineering and storage space to service the Midwestern and Western United States. The California office is located in Riverside, California. This office performs maintenance contracts and installation work in Southern California and is under the direct control of the Midwest regional office. The Company is currently looking at establishing offices in other areas of the country in order to take advantage of contract security maintenance work available in other areas of the United States.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
Not applicable.

                                PART II


ITEM 5.  MARKET FOR COMPUDYNE COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS
------------------------------------------

CompuDyne Common Stock is traded in the over-the-counter market, and in January 1993 began being quoted on the OTC Bulletin Board, an inter-dealer quotation medium maintained by the National Association of Securities Dealers, Inc., under the symbol "CDCY". There were 1,971 common shareholders of record as of March 12, 1997.

The following table sets forth the high and low bids for CompuDyne Common Stock from March 31, 1995 to December 31, 1996 on the over-the-counter market, as quoted on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

Quarter Ended                                   High         Low
-----------------------                       --------    --------
March 31, 1996                                $ 1 3/8     $ 1 1/4
June 30, 1996                                   1 3/8         7/8
September 30, 1996                              1 1/4       1 1/4
December 31, 1996                               1 1/4         3/4

Quarter Ended                                   High         Low
-----------------------                       -------      -------
March 31, 1995                                $ 1 3/8      $ 1 1/4
June 30, 1995                                   2 1/4        1 1/2
September 30, 1995                              2 1/4        1 1/2
December 31, 1995                               1 3/4        1

The Company has not paid any dividends on its Common Stock during the past three fiscal years, and its Board of Directors has no intention of declaring a dividend in the foreseeable future.


Recent Sales of Unregistered Securities
---------------------------------------
None


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report and in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.








(In thousands except per share data):
                                     For the years ended December 31,
                            1996      1995     1994       1993     1992
                           ----------------------------------------------
Net sales                $ 22,142  $ 10,308  $ 9,699   $ 9,571  $ 9,330
                           ======   =======   ======    ======   ======
Gross margin             $  2,803  $  1,516  $ 1,586   $ 1,884  $ 1,746
                           ======   =======   ======    ======   ======
Interest expense, net of
 interest income         $     39  $     22  $    (7)  $   111  $   112
                           ======   =======   ======    ======   ======
Income (loss) from
 continuing operations
 before extraordinary
 items                   $    391  $   (210) $ 2,065   $   253  $   122
Loss from discontinued
 operations                   (60)     (453)    (860)     (211)       -
Extraordinary items
 (Note a)                       -         -      523       161       79
                           ------   -------   ------     -----   ------
Net income (loss)         $   331  $   (663) $ 1,728   $   203  $   201
                           ======   =======   ======    ======   ======
Total shareholders equity
 /(deficit)               $ 1,776  $    421  $     -   $(1,736) $(1,939)
                           ======   =======   ======    ======   ======
Average common shares
 and equivalents out-
 standing assuming full
 dilution                   3,771     1,657    1,748     1,686    1,353
                           ======   =======   ======    ======   ======

Income (loss) per common share
  assuming full dilution (Note b):

Continuing operations
 before extraordinary
 items                   $    .11   $  (.13)  $ 1.18  $    .15  $   .09
Discontinued operations      (.02)     (.27)    (.49)     (.13)       -
Extraordinary items             -         -      .30       .10      .06
                          -------    ------    ------  -------   ------
Net income (loss)        $    .09   $  (.40)  $   .99  $   .12  $   .15
                          =======    ======    ======   ======   ======
Dividends on preferred
 stocks                  $      -   $     -   $    -   $     -  $     -
                          =======    ======    ======   ======   ======
Total assets             $  7,575   $ 3,947   $ 2,114  $ 1,993  $ 2,652
                          =======    ======    ======   ======   ======
Long-term debt, net      $     50   $   470   $     -  $ 1,050  $ 1,201
                          =======    ======    ======   ======   ======

Notes:
(a) The extraordinary items are utilization of net operating loss carryforwards in 1992, a rent settlement in 1993 and debt forgiveness in 1994.

(b) For the year ended December 31, 1995, the conversions of Common Stock equivalents into common shares would result in an increased net (loss) per share amounts which are anti-dilutive and are therefore not included as common equivalent shares. Income per common share was determined by dividing net income (loss), after deduction of dividend requirements on the CompuDyne Convertible Preference Stock, ( Preferred Stock ), which was issued in August 1995, by the weighted average number shares of Common Stock. Accordingly, net income is not reduced for the related preferred dividend requirement. In November 1992, the Preferred Stock was converted into Common Stock. There was no dividend requirement on the preferred stock for 1996 or 1995 due to the effect of purchase accounting on MicroAssembly's results.


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------

Financial Condition
-------------------
During 1996, CompuDyne's net worth increased by $1.4 million to $1.8 million at December 31, 1996. Debt outstanding was $232 thousand at December 31, 1996 compared to $749 thousand at December 31, 1995. Working capital was $1.8 million at December 31, 1996 compared to $705 thousand at December 31, 1995.

During 1996 CompuDyne had net income of $331 thousand. This was realized even though the Company recognized a loss of approximately $550 thousand on the fixed-price Ft. Bragg contract at Quanta Systems; a claim is being processed to recover a substantial position of the loss.

CompuDyne has recently reached an agreement with the Defense Contract Audit Agency ("DCAA") on incurred cost audit results for fiscal years 1988 through 1994. Quanta Systems will be able to close-out completed contracts for those years based on audited costs and indirect rates. The outcome of the audits was fair and is not expected to have a material impact on earnings.


Results of Operations - 1996 compared with 1995
-----------------------------------------------
The 1996 income from continuing operations before extraordinary items of $391 thousand compares with a loss in 1995 of $210 thousand. The increase in such income is attributable to the increased sales and profitability of Quanta Systems and the purchase of SecurSystems. SecurSystems contributed $192 thousand before taxes to profits since it was purchased by CompuDyne in July 1996. Although a loss of $550 thousand was recorded on a Ft. Bragg fixed-price contract at Quanta Systems in 1996, increased sales of $7.4 million at Quanta Systems (from $9.7 million to $17.1 million) combined with an expense-reducing corporate reorganization resulted in an increase in profits at Quanta Systems of $416 thousand compared with 1995. Contributing to the improved performance at Quanta Systems was an increase in sales and elimination of losses at its DCS division.

CompuDyne's net sales, which increased significantly from $10.3 million in 1995 to $22.1 million in 1996, a $114% increase, were comprised of services revenue, telemetry and data acquisition product sales at Quanta Systems, Stick-Screw products at MicroAssembly, and services revenue at newly acquired SecurSystems. Quanta Systems's services revenue in 1996 was $15.6 million, $6.8 million more than 1995. This increase in services revenue was attributable to increases in task spending on Government contracts, particularly on materials intensive facilities improvement tasks at naval facilities. Quanta Systems services revenue represented 70% of 1996 total CompuDyne revenues compared to 86% of 1995 revenues. MicroAssembly's product sales increased from $567 thousand in 1995 to $1.5 million in 1996, an increase of 164%, but not totally comparable since 1995 data for MicroAssembly reflected results only from August 21 (acquisition date) through December, 1995. SecurSystems contributed sales of $3.5 million for the six-month period following its acquisition in July, 1996.

Quanta Systems's product sales at it's DCS division increased from $863 thousand in 1995 to $1.5 million in 1996, an increase of 74%. The improvement in sales is primarily attributable to increased deliveries of the new QPSK Model 7500 high-speed satellite test modem and of the APC-2000 automatic power controller.

Net sales for MicroAssembly for 1995 reflected data from the acquisition date of August 21, 1995 through December, 1995. Annualizing the 1995 sales shows that sales for MicroAssembly remained at about the same level in 1996.

Gross margins increased $1.3 million from $1.5 million, 15% of sales in 1995, to $2.8 million, 13% of sales in 1996. The gross margin at Quanta Systems increased $474 thousand to $1.9 million, with the gross margin rate decreasing from 15% of sales to 11% of sales. The increase in amounts is attributable to the significant increase in overall sales and the decline in rate was due to the fact that most of the sales increase was in lower-margin material and subcontract Government task orders.
Even though the increased sales showed a lower margin rate, the increased base was important in absorbing indirect costs, thus affording higher profitability on some fixed-rate contracts. DCS margins increased by $193 thousand from $269 thousand in 1995 to $462 thousand in 1996; the increase in gross margin can be attributable entirely to the $617 thousand increase in sales since the gross margin rate remained stable at 31%. MicroAssembly's gross margin increased by $133 thousand to $210 thousand, most of which is attributable to the increased sales (1995 was only for 4 1/3 months) but some of which is attributable to an increased rate from 13.7% to 14.1%. SecurSystems contributed $677 thousand in gross margin and is incremental since it was the first year of inclusion in CompuDyne's financial statements.

Total 1996 selling and general and administrative expenses increased $889 thousand from 1995 levels, $423 thousand of which is attributable to the incremental increase caused by the acquisition of SecurSystems. A full year's operating results for MicroAssembly resulted in an increase of $86 thousand in selling and general and administrative expenses. Corporate expenses increased $61 thousand, with the remainder attributable to increased general and administrative expenses at Quanta Systems. The increase at Quanta Systems is primarily attributable to costs associated with the default of a lease agreement between Quanta Systems and an insolvent tenant. Idle facility costs include rent payments ($43 thousand), build-out costs for a new tenant ($42 thousand). and real estate agent commissions of $22 thousand. Other expenses were additional personnel costs caused by the significant increase in sales volume and increased repair and renovation costs for other Quanta Systems facilities.

Research and development activities, which are related only to Quanta Systems' DCS product division, decreased by $125 thousand from the 1995 level of $359 thousand to $234 thousand in 1996. The 1995 expenses were devoted primarily to the development of DCS' QPSK model 7500 and APC-2000. Those activities continued into 1996, but at a reduced level aimed at refining and upgrading the operating capabilities of the QPSK,APC and the bit synchronizer product lines.

Total interest expense for 1996 was $55 thousand compared with $31 thousand for 1995. The increase was due to the expanded use of credit to provide working capital.

Loss from discontinued operations in 1996 was $60 thousand compared with 1995's los of $453 thousand. the loss for 1996 reflects settlements of Suntec-incurred, Quanta Systems-liable obligations and reserves for potential future Suntec-related obligations.


Results of Operations - 1995 compared with 1994
-----------------------------------------------
The loss from continuing operations of $210 thousand in 1995 compares with income from continuing operations before extraordinary items of $2.07 million in 1994. The decrease in income from continuing operations of $2.28 million was primarily due to the receipt in 1994 of net insurance proceeds of $1.389 million from the death of Frank Kelley after payment of deferred compensation payments to nine former executives of the Company, the non-recurring effect of accrual reversals of $263 thousand in 1994, a comparatively higher loss at DCS of $434 thousand in 1995 due to $359 thousand of research and development costs, a loss at MicroAssembly in 1995 of $34 thousand due to $91 thousand of purchase accounting adjustment changes and lower profits in 1995 at Quanta Systems by $216 thousand offset by lower corporate costs.

CompuDyne's net sales, which increased from $9.7 million in 1994 to $10.3 million in 1995, a 6% increase, were comprised of service revenue, telemetry and data acquisition product sales at Quanta Systems and Stick-Screw products at MicroAssembly. Quanta Systems's service revenue in 1995 was $8.9 million, $100 thousand more than 1994. The increase in service revenue was attributable to increases in task spending on government contracts. Service revenue represented 86% of 1995 revenues compared to 90% of 1994 revenues.

Quanta Systems's product sales at its DCS division of $863 thousand was $144 thousand lower than 1994 as a result of a delay in delivering its new QPSK high-speed satellite test modem and APC. The Company has received several orders for its new QPSK but experienced development delays for this highly sophisticated instrument resulting in increased research and development spending and delivery delays. DCS finished the year with a backlog of $986 thousand.

MicroAssembly's results were only for the period of August 21 (date of acquisition) to December 1995. Earnings were decreased by $91 thousand of purchase accounting effects. During the five month period
MicroAssembly had sales of $567 thousand.

Gross margins decreased $70 thousand from $1.6 million, 16% of sales, in 1994 to $1.5 million, 15% of sales, in 1995. The gross margin at Quanta Systems decreased $193 thousand from 16% of sales to 13% of sales. The decline at Quanta Systems was due to increased material content in service contracts and start-up costs for several new contracts. DCS margins increased by $45 thousand from 22% of sales to 31% of sales, however the margin was offset by lower volume and a larger allocation to research and development costs. MicroAssembly's gross margin was $78 thousand and incremental since it was the first year of inclusion in CompuDyne's financial statements.

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

Total interest expense for 1995 was $31 thousand compared with $21 thousand for 1994. The increase was due to the expanded use of credit during the year and the new $400 thousand notes related to the MicroAssembly transaction in August, 1995.

On August 21, 1995, Quanta Systems transferred all of the assets and liabilities of Quanta Systems s Suntec division to Suntec Service Corporation, (Suntec ), a newly formed corporation, in return for all of Suntec s issued and outstanding Common Stock and Suntec s agreement to pay to Quanta Systems a royalty of 2% of Suntec s net sales and other revenues for thirty (30) years from the date of the closing. Quanta Systems then sold all of Suntec s Common Stock to Norman Silberdick, who resigned on that date as CompuDyne s Chairman, President, CEO and Director. Interest income for 1995 was $9 thousand compared with $28 thousand for 1994. The decline in interest income was due to lower cash balances as a result of funding the losses at Suntec during the period that the division was part of Quanta Systems.

Other income decreased $1.848 million from $1.662 million in 1994 to expense of $186 thousand in 1995. In 1994, the Company benefitted from the Kelley life insurance proceeds in the amount of $1.389 million after paying deferred compensation payments to former executives of the Company. The Company also reduced certain accruals totaling $115 thousand and reversed its workmen's compensation accrual after receiving a final refund from the insurance carrier of $148 thousand in 1994.

In 1994 CompuDyne had extraordinary income of $523 thousand resulting from debt forgiveness from Clipper of $413 thousand and from deferred compensation beneficiaries of $110 thousand.Loss from discontinued operations in 1995 was $453 thousand including disposal reserves, compared with 1994's loss of $860 thousand. The loss from discontinued operations reflects the sale of the Suntec division in August 1995.


Liquidity
---------
The Company's principle source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, the majority of which are due under prime contracts with the United States Government, or subcontracts thereunder.

On November 18, 1994, CompuDyne obtained a $350 thousand secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, with which the Company was in compliance. In July 1995 the line was increased to $500 thousand and the advance rate increased from 50% of eligible accounts receivable to 75% of eligible accounts receivable. In January 1996, the interest rate on the loan was reduced to 2% above prime. In February 1996, the line was increased to $750 thousand. In December 1996 the line was increased to $850 thousand. At December 31, 1996 the Company had outstanding borrowings of $162 thousand. The current line is due to expire on July 1, 1997.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand. The line of credit is guaranteed by Mr. Roenigk. The rate is prime plus 1.5% and as of December 31, 1996 $41,400 was borrowed on the line, with the provision having been used to acquire the power screwdriver line from Blackstone Industries.

MicroAssembly has a subordinated unsecured serial term loan of $100 thousand that was made by Mr. Markowitz to MicroAssembly. The loan is at prime plus 1.5% and requires quarterly payments of $5 thousand beginning in December 1995 and ending in 2001.

Net cash flows provided by operations increased by $890 thousand from a negative $797 thousand in 1995 to a positive $93 thousand in 1996. The increase of $601 thousand in net income from continuing operations, adjusted by the increase of $27 thousand in non-cash depreciation and amortization expenses and the reduction in providing for the losses from discontinued operations of $264 thousand were the primary reasons for this significant increase. The changes in accounts receivable, accounts payable and accrued liabilities were primarily caused by the timing of the invoice cycles of Quanta System's major material purchases for the Government.

When MicroAssembly was acquired in August, 1995, $400 thousand in cash was received for convertible long-term notes issued to the sellers, the Company's chairman, Martin Roenigk and Alan Markowitz. In July, 1996 the notes were converted to Common Stock and $600 thousand was received from the same persons in exchange for 600,000 shares of compuDyne Common Stock. Net cash of $566 thousand was used to purchase SES, now SecurSystems.

The net decrease in cash flows of $176 thousand in 1995 is about the same as the net decrease of $168 thousand in 1994. Positive cash flows in 1995 were primarily provided by the bank credit line of $259 thousand and a convertible note of $400 thousand; $797 thousand was used for operations to cover the loss from continuing operations of $210 thousand, an increase in inventory of $138 thousand, a reduction in accrued expenses of $131 thousand and the net usage for the discounted operations of $321 thousand.


Capital Resources
-----------------
There were capital expenditures of $33 thousand in 1996 compared with $78 thousand in 1995. The Company does not expect to incur more than $250 thousand of capital expenditures in 1997, which represents a normal level of expenditures to maintain its technology and manufacturing base.


Recently Issued Accounting Standards
------------------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company has disclosed the pro forma impact that the adoption of this standard has on net income and earnings/(loss) per share for fiscal years 1995 and 1996.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See Item 14 below.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND  FINANCIAL DISCLOSURE
------------------------------------------------------------------------
     None.


                                 PART III

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of its fiscal year ended December 31, 1996, or April 30, 1997, relating to its 1997 Annual Meeting of Stockholders.








                                  PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENTS
         AND REPORTS ON FORM 8-K
---------------------------------------
(a)  Financial Statements

The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K
     None

(c)  Exhibits
     The Exhibits listed on the index below are filed as a part of this Annual Report.


------------------------------------------------------------------------
COMPUDYNE CORPORATION

INDEX TO EXHIBITS
(Item 14(c))

3(A) Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996 herein incorporated by reference to Registrant's Proxy Statement dated May 15, 1996 for its 1996 Annual Meeting of Shareholders.

3(B)  Agreement and Plan of Merger dated May 8, 1996 is filed herewith.

3(C). By-Laws, as amended through January 28, 1997 and as presently in effect, is filed herewith.

10 (A). 1986 Stock Incentive Compensation Plan incorporated herein by reference to Registrant's Proxy Statement dated January 24, 1986 for its 1986 Annual Meeting of Shareholders.

10 (B). Amendment to Loan and Security Agreement dated March 10, 1993 between Clipper and Quanta Systems incorporated herein by reference to Exhibit (K) to Registrants's Form 10-K filed for the fiscal year December 31, 1992.

10 (C). Voluntary Petition in Bankruptcy dated December 31, 1991 filed by CompuDyne Inc., in the Hartford District of Connecticut, incorporated by reference to Exhibit (I) to Registrant's Form-8-K filed January 14, 1992.
10 (D) Credit Agreement dated November 18, 1994 between Asian American Bank and Trust and CompuDyne and Quanta Systems is filed herewith.

10 (E) Form of Management Stock Purchase Agreement dated August 1, 1993 between CompuDyne Corporation and each of Messrs. Silberdick, Dominic, Blackmon, Manz and Mrs. Burns is incorporated by reference as Exhibit
10.1 of Registrant's Form 10-Q filed September 30, 1993.

10 (F)  CompuDyne Corporation Certificate of Designations of the
Convertible Preference Stock, Series D is incorporated herein by reference to Exhibit (4.1) to Registrant's Form 8-K filed September 5, 1995.

10 (G) CompuDyne Corporation Senior Convertible Promissory Notes is incorporated by reference to Exhibit (4.2) to Registrant's Form 8-K filed September 5, 1995.

10 (H) Stock Purchase Agreement dated August 21, 1995 between CompuDyne Corporation, MicroAssembly Systems, Inc., Martin A. Roenigk and Alan Markowitz is incorporated by reference to Exhibit (4.3) to Registrant's Form 8-K filed September 5, 1995.

10(I) Asset Purchase and Sale Agreement dated as of August 21, 1995 by and among Quanta Systems Corporation, Suntec Service Corporation and Norman Silberdick is incorporated by reference to Exhibit (4.4) to Registrant's Form 8-K filed September 5, 1995.

10 (J) Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation is incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

10(K) Stock Purchase Agreement dated July 11, 1996 between CompuDyne Corporation and SES Corp. USA is incorporated by reference to Exhibit (99.1) to Registrant's Form 8-K filed July 25, 1996.

10(L) Notice and Agreement of Conversion with respect to Senior convertible Promissory Note by and between CompuDyne Corporation and Martin A. Roenigk is incorporated by reference to Exhibit (99.2) to Registrant's Form 8-K filed July 25, 1996.

10(M)  Notice and Agreement of Conversion with respect to Senior
Convertible Promissory Note by and between CompuDyne Corporation and Alan Markowitz is incorporated by reference to Exhibit (99.3) to Registrant's Form 8-K filed July 25, 1996.

10(N)  Stock Purchase Agreement dated July 11, 1996 by and among
CompuDyne Corporation, Martin Roenigk and Alan Markowitz is incorporated by reference to Exhibit (99.4) to Registrant's Form 8-K filed July 25, 1996.

10(O) Stock Purchase Agreement dated July 11, 1996 between CompuDyne Corporation and SES Corp. USA is incorporated by reference to Exhibit (99.1) to Registrant's Form 8-K filed July 25, 1996.

10(P)  Notice and Agreement of Conversion with respect to Senior
Convertible Promissory Note by and between CompuDyne Corporation and Martin A. Roenigk is incorporated by reference to Exhibit (99.2) to Registrant's Form 8-K filed July 25, 1996.

10(Q)  Notice and Agreement of Conversion with respect to Senior
Convertible Promissory Note by and between CompuDyne Corporation and Alan Markowitz is incorporated by reference to Exhibit (99.3) to Registrant's Form 8-K filed July 25, 1996.

10(R) Stock Purchase Agreement dated of July 11, 1996 by and among CompuDyne Corporation, Martin Roenigk and Alan Markowitz is incorporated by reference to Exhibit (99.4) to Registrant's Form 8-K filed July 25, 1996.

11. Computation of Earnings per Common and Common Equivalent Share (refer to Exhibit XI, Page 38).

21.  Subsidiaries of the Registrant is filed herewith.

27.Financial Data Schedule

------------------------------------------------------------------------

                    COMPUDYNE CORPORATION AND SUBSIDIARIES



                        INDEX TO FINANCIAL STATEMENTS


                             (Item 14(a)(1))


                                                           Page(s)
                                                           -------

    Independent Auditors' Report                            17-18

    Consolidated Balance Sheets at December 31, 1996
      and 1995                                               19

    Consolidated Statements of Operations for the
      years ended December 31, 1996, 1995 and 1994           20

    Consolidated Statements of Cash Flows for the
      years ended December 31, 1996, 1995 and 1994           21

   Consolidated Statements of Changes in Shareholders'
      Equity (Deficit) for the years ended
      December 31, 1996, 1995 and 1994                       22

    Notes to Consolidated Financial Statements              23-36



                                  (Item 14(a)(2))


Financial  Statement Schedule

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December
  31, 1996, 1995 and 1994                                   37















                           INDEPENDENT AUDITORS' REPORT







Board of Directors and Shareholders of CompuDyne Corporation:

We have audited the accompanying consolidated balance sheet of CompuDyne Corporation and subsidiaries as of December 31, 1996 and 1995 (as restated), and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the accompanying index at Item 14(a)(2). These financial statements and financial statement schedule as of and for the years ended December 31, 1996 and 1995 are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and schedule as of December 31, 1994 and for the year then ended, before the adjustments described in Note 3 to the consolidated financial statements, were audited by other auditors whose report, dated March 25, 1995, expressed an unqualified opinion on those statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 1996 and 1995 (as restated), and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of and for the years ended December 31, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also audited the adjustments described in Note 3 that were applied to restate the 1994 financial statements and schedule for the discontinued operations. In our opinion, such adjustments are appropriate and have been properly applied.

As discussed in Note 17 to the consolidated financial statements, the 1995 financial statements have been restated.


/s/Deloitte &  Touche LLP

Washington D.C.
March 28, 1997









                      REPORT OF INDEPENDENT ACCOUNTANTS






To the Shareholders and Board
 of Directors of CompuDyne Corporation


We have audited the consolidated financial statements of CompuDyne Corporation and Subsidiaries ("the Company") for the year ended December 31, 1994, prior to the restatement for the divestiture of the Suntec division, as listed in Item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to the above present fairly, in all material respects, the consolidated results of operations and cash flows of CompuDyne Corporation and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


                                           /s/COOPERS & LYBRAND L.L.P.

Washington, D.C.
March 29, 1995













                         COMPUDYNE CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                         ASSETS
                                                          December 31,
                                                        1996      1995
                                                               (Restated)
                                                       ------   --------
                                                       (In Thousands)

Current Assets
  Cash and cash equivalents                           $   186   $     -
  Accounts receivable                                   5,273     2,122
  Inventories
   Finished goods                                          93       144
   Work in progress                                       778       473
   Raw materials and supplies                             471       405
                                                       ------    ------
      Total Inventories                                 1,342     1,022
                                                       ------    ------

  Prepaid expenses and other current assets                57        97
                                                       ------    ------
      Total Current Assets                              6,858     3,241
                                                       ------    ------

Non-current receivable related parties                     60        60
Property, plant and equipment, at cost
  Land and improvements                                    26        26
  Buildings and leasehold improvements                    190       190
  Machinery and equipment                                 948       871
  Furniture and fixtures                                  210       192
  Automobiles                                              78         -
                                                       ------    ------
                                                        1,452     1,279
  Less accumulated depreciation and amortization          863       691
                                                       ------    ------
    Net property, plant and equipment                     589       588
                                                       ------    ------

Intangible assets, net of accumulated amortization         53        41
                                                       ------    ------
Other assets                                               15        17
                                                       ------    ------
Total Assets                                          $ 7,575   $ 3,947
                                                       ======    ======

                               LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $ 3,017   $ 1,515
  Bank notes payable                                      162       259
  Accrued pension costs                                    32        40
  Other accrued expenses                                1,249       641
  Billings in excess of contract costs incurred           562         -
  Current portion of deferred compensation                 38        61
  Current portion of notes payable-related parties         20        20
                                                       ------    ------
      Total Current Liabilities                         5,080     2,536


  Notes payable-related parties                            50       470
  Long term pension liability                             393       370
  Deferred compensation, net of current portion            25        59
  Other liabilities                                       185         -
  Deferred income taxes                                    66        91
                                                       ------    ------
      Total Liabilities                                 5,799     3,526
                                                       ------    ------
Shareholders' Equity
  Convertible preference stock, Series D, Redemption
  value of $1.50 per share, 1,260,460 Shares
  authorized, issued and outstanding                      945       945

  Common stock, par value $.75 per share:
    10,000,000 shares authorized; 2,864,082
    and 1,807,832 shares issued and outstanding
    at December 31, 1996 and 1995, respectively         2,148     1,355
  Other capital                                         8,203     7,973
  Receivable from management                              (90)      (91)
  Treasury Shares, at cost; 16,666 shares                   -         -
  Accumulated Deficit                                  (9,430)   (9,761)
                                                       ------    ------
      Total Shareholders' Equity                        1,776       421
                                                       ------    ------
Total Liabilities and Shareholders' Equity           $  7,575   $ 3,947
                                                      =======    ======

                      See notes to consolidated financial statements

-------------------------------------------------------------------------

                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Years Ended December 31,
                                              1996      1995      1994
                                              (In thousands, except per
                                                   share amounts)
                                              -------   -------  ------
Net sales                                     $22,142   $10,308  $ 9,699
Cost of goods sold                             19,339     8,792    8,113
                                               ------    ------   ------
Gross margin                                    2,803     1,516    1,586

Selling, general and administrative expenses    2,102     1,214    1,095
Research and development                          234       359       66
                                               ------    ------   ------
Operating income (loss)                           467       (57)     425
                                               ------    ------   ------
Other (income) expense
 Interest expense                                  55        31       21
 Interest income                                  (16)       (9)     (28)
 Other (income)expenses                           (33)      186   (1,662)
                                               ------    ------   ------
   Total other (income) expense                     6       208   (1,669)
                                               ------    ------   ------


Income (loss) from continuing operations
 before income taxes and extraordinary item       461      (265)   2,094
Income tax provision (benefit)                     70       (55)      29
                                               ------    ------   ------
Income (loss) from continuing operations
 before extraordinary item                        391      (210)   2,065

Discontinued Operations:

Loss from discontinued operations                 (60)     (352)    (860)
Loss on disposal of discontinued operations         -      (101)       -
                                               ------    ------   ------
Loss from discontinued operations                 (60)     (453)    (860)
                                               ------    ------   ------

Income (loss) before extraordinary item       $   331   $  (663) $ 1,205
Extraordinary item, debt forgiveness                -         -      523
                                               ------    ------   ------
Net income (loss)                             $   331   $  (663) $ 1,728
                                               ======    ======   ======
Income per common and common equivalent share:
 Continuing operations before extra-
  ordinary item                               $   .11   $  (.13) $  1.18
 Discontinued operations                         (.02)     (.27)    (.49)
 Extraordinary items                                -         -      .30
                                               ------    ------   ------

Net Income (loss) per share                   $   .09   $  (.40) $   .99
                                               ======    ======   ======

Weighted average common equivalent
 shares outstanding                             3,554     1,657    1,748
                                               ======    ======   ======



See notes to consolidated financial statements

-------------------------------------------------------------------------
                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                        Years Ended December 31,
                                        ------------------------
                                  December 31,  December 31, December 31,
                                     1996           1995         1994
                                  ---------------------------------------
                                                   (In Thousands)

Cash flows from operating activities:

 Net income (loss) from continuing
  operations                        $   391      $   (210)    $   2,588

Adjustments to reconcile net
 income to net cash from operations:


 Depreciation and amortization          104            45            10
 Reduction in allowance for
 doubtful accounts                        -             -           (13)
 Deferred income tax                    (25)          (20)            -
 Reduction in reserve for
   contract disallowances                 -             -          (214)
Reduction in litigation reserve           -             -          (115)
 Debt forgiveness                         -             -          (523)
Changes in assets and liabilities:
 Accounts receivable                 (2,123)         (393)         (241)
 Accounts receivable-related party        -             5             -
 Inventory                             (423)         (138)          (16)
 Prepaid expenses                        52            15           (12)
 Accounts payable                     1,240           338           159
 Accrued expenses                       553          (131)         (208)
 Billings in excess of
  costs incurred                        562             -             -
 Other liabilities                       27            11          (207)
                                     ------        ------        ------
 Net cash flows provided by (used
  in) continuing operations             358          (478)        1,208
                                     ------        ------        ------
 Loss on discontinued operations        (60)         (453)         (860)
 (Increase) decrease in net assets
   of discontinued operations             3           132           147
                                     ------        ------        ------
 Cash flows used in discontinued
  operations                            (57)          321)         (713)
                                     ------        ------        ------
 Net cash flows provided by
  (used in) operations                  301          (799)          495
                                     ------        ------        ------

Cash flows from investing activities:
 Net cash (used for) received
  from acquisitions                    (566)           52             -
 Additions to property, plant
   and equipment                        (33)          (78)           (1)
 Receivable from related parties          -             -            10
                                     ------        ------        ------
Net cash flows provided by
 (used in) investing activities        (599)          (26)            9
                                     ------        ------        ------

Cash flows from financing activities:
 Issuance of common stock               600             -             -
 Payment of receivable from
   management                             1             1             8
 Increase/(decrease) in short
  term debt                             (97)          258             -
 Repayment of long term debt              -             -          (680)
 Proceeds from note payable,
  related parties                         -           400             -
 Repayment of note payable
  related parties                       (20)          (10)            -
                                     ------        ------        ------
Net cash flows provided by
 (used in) financing activities         484           649          (672)
                                     ------        ------        ------

Net increase (decrease) in cash
  and cash equivalents                  186          (176)         (168)
Cash and cash equivalents at
  the beginning of the year               -           176           344
                                     ------        ------        ------
Cash and cash equivalents at the
  end of the year                  $    186     $       -     $     176
                                     ======       =======       =======
Supplemental disclosures of
  cash flow information:
 Cash paid during the year for:
  Interest                         $     55     $      15     $      21
  Income taxes, net of refunds     $      -     $     (30)    $       4



                          See notes to consolidated financial statements.
----------------------------------------------------------------------------

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                        Prefer-               Receiv. Accumu-
($ In Thousands)         ence  Common  Other   From  lated   Treasury
                         Stock Stock  Capital  Mgmt. Deficit  Shares  TTL
                         ----- ------ ------- ------ -------  ------  -----
Balance January 1, 1994 $   -  $1,109 $8,031  $ (50) $(10,826)$    - $(1,736)
Net income                  -       -      -      -     1,728      -   1,728
Shares issued-common
 stock                      -      93    (43)     -         -      -      50
Receivable from management  -       -      -    (50)        -      -     (50)
Payments from management    -       -      -      8         -      -       8
                         ----   -----  -----   -----  -------  -----  ------
Balance December 31, 1994   -   1,202  7,988    (92)   (9,098)     -       -
Net loss                    -       -      -      -      (663)     -    (663)
Shares issued-common stock  -     153    (15)     1         -      -     139
Shares issued-preference
  stock                   945       -      -      -         -      -     945
                         ----   -----  -----   ----   -------  -----  ------
Balance December 31,
 1995, as restated        945   1,355  7,973    (91)   (9,761)     -     421
Net Income                  -       -      -      -       331      -     331
Shares issued- Common
shares                      -     793    230      -         -      -   1,023
Purchase of treasury
 stock                      -       -      -      -         -      -       -
Payments from management    -       -      -      1         -      -       1
                         ----  ------  -----  -----   -------   ----  ------
Balance at December 31,
 1996                   $ 945 $ 2,148 $8,203 $  (90) $ (9,430) $   - $ 1,776
                         ====  ======  =====  =====   =======   ====  ======

               See notes to consolidated financial statements.




                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS
---------------------------

Description of Business
-----------------------
COMPUDYNE, a Nevada corporation, was incorporated in Pennsylvania on December 8, 1952. On May 8, 1996, CompuDyne changed its state of incorporation to Nevada after receiving shareholder approval at the 1996 Annual Meeting of Shareholders. CompuDyne operates in four business segments through its wholly owned subsidiaries Quanta Systems Corporation ("Quanta Systems"), Quanta SecurSystems, Inc., ("SecurSystems") and MicroAssembly Systems, Inc. ("MicroAssembly").

QUANTA SYSTEMS is an engineering services firm providing turn-key design, fabrication, installation, training, maintenance, documentation, and systems integration of closed circuit television, access control and intrusion detection. Quanta Systems also provides original equipment manufacturing and worldwide quick reaction capability to respond to the urgent and unique requirements of customers' with critical missions. Quanta Systems is currently providing these services primarily to the Federal Government.

Quanta Systems' DATA CONTROL SYSTEMS ("DCS") division, manufactures a proprietary line of telemetry, satellite command and control systems, radio frequency and telecommunications products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications. The market for DCS' current products itself is mainly with U.S. and foreign governments.

SECURSYSTEMS primarily focuses on the installation, maintenance and system integration of highly technical security systems. Although the majority of SecurSystems work is related to detention facilities, SecurSystems has also performed work in areas such as colleges, court houses and the transportation market.

MICROASSEMBLY, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the "Stick-Screw System". The Stick-Screw System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes. Sales are primarily in the United States via a network of independent sales representatives, with modest sales in Europe and South America. In 1996 MicroAssembly acquired the power screwdriver product line from Blackstone Industries for $50,000. This is a complementary line of automatic screwdrivers with vacuum pick-up.


2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

Use of Estimates
----------------
Certain estimates used by management are susceptible to significant changes in the economic environment. These include estimates of percentage-of-completion on long term contracts and valuation allowances for contracts accounts receivable. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near-term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of December 31, 1996 and 1995, the estimates used in the financial statements are reasonable based on the information currently available.


Revenue Recognition
-------------------
Revenue under cost reimbursement contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts are recognized to the extent of billable rates times hours delivered plus materials expenses incurred. Revenue from fixed price contracts is recognized under the percentage of completion method. Revenue from the sale of manufactured products is recognized based on shipment date. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.


Inventories
-----------
Raw material inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process represents direct labor, materials and overhead incurred on products not yet delivered. Finished goods are valued at the lower of cost or market.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using principally the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives are as follows:

       Buildings and improvements      7-39 years
       Machinery and equipment         3-10 years
       Furniture and fixtures          3-10 years

Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized.


Other Intangible Assets
-----------------------
Intangible Assets consist of a trademark and are being amortized on a straight-line basis over 15 years. Accumulated amortization was $5 thousand at December 31, 1996.

Income Taxes
------------
The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Cash and Cash Equivalents
-------------------------
For purposes of the statements of cash flows, the company considers temporary investments with original maturities of three months or less to be cash equivalents.

Net Income (Loss) Per Share
---------------------------
Net income (loss) per share has been computed using the weighted average number of common shares outstanding during the periods including the effect of common stock equivalents where such effect would be dilutive.

New Accounting Pronouncements
-----------------------------
As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for Impairment of Long-Lived Assets to be Disposed Of. The adoption had no effect on the financial position or the results of operations of the Company. SFAS No. 123, Accounting for Stock-Based Compensation, has been adopted by the Company as of December 31, 1996. However, the Company continues to apply the recognition and measurement provisions of APB No. 25 and, therefore, has provided the disclosures required by SFAS No. 123.


3.  ACQUISITIONS AND DISPOSAL OF BUSINESSES
-------------------------------------------

Acquisition of Shorrock Electronic Systems, Inc.
------------------------------------------------
On July 11, 1996, CompuDyne Corporation entered into and consummated a Stock Purchase Agreement by and between SES Corporation USA ("the seller") and CompuDyne to purchase all of the capital stock of Shorrock Electronic Systems, Incorporated ("SES") from the seller. The seller is an indirect subsidiary of BET Public Limited Company. SES, located in Hanover, Maryland, is engaged in the sale, installation and maintenance of physical security systems for correctional and other facilities. The consideration paid to the seller for the stock of SES was approximately $613 thousand. CompuDyne has accounted for the acquisition of SES using the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair value at the date of acquisition which resulted in an excess of net assets acquired over cost (negative goodwill) of approximately $336 thousand. As a result, the assigned values of the non-current assets of $231 thousand were written down to zero and negative goodwill of $105 thousand was recorded. The resulting purchase price allocation was based on the fair values as follows:

           Cash                                  $     47
           Accounts receivable                      1,028
           Inventory                                  109
           Prepaid expenses                            12
           Contract billings in excess of costs      (150)
           Accounts payable and accrued expenses     (328)
           Negative goodwill                         (105)
                                                  -------
                                                $     613
                                                  =======
The accompanying financial statements include the operations for SES for the period from July 11, 1996 through December 31, 1996.

Acquisition of MicroAssembly Systems, Inc.
------------------------------------------
On August 21, 1995, CompuDyne entered into and consummated a Stock Purchase Agreement by and among the Company, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and Markowitz are, collectively, the "Sellers") and MicroAssembly, pursuant to which CompuDyne issued to the Sellers 1,260,460 shares of its Convertible Preference Stock, Series D ("Series D Preference Stock") in exchange for all of the outstanding shares of capital stock of MicroAssembly. This transaction represents a non-cash investing activity and, therefore, has not been included in the Statement of Cash Flows. The issuance by CompuDyne of the Series D Preference Stock, together with the issuance of certain Notes, as defined below, and certain options to purchase Common Stock, all as described below and in accordance with the terms of the Stock Purchase Agreement, are referred to as the "Transaction" in which MicroAssembly became a wholly-owned subsidiary of CompuDyne. Of the 1,260,460 Shares of Series D Preference Stock issued to the Sellers, 945,345 shares were issued to Mr. Roenigk, and 315,115 shares were issued to Mr. Markowitz. The Series D Preference Stock has rights to vote on a share for share basis with the Company's Common Stock. Each share of Series D Preference Stock carries an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of MicroAssembly's after-tax net income in the previous calendar year, divided by 1,260,460, or (b) eight percent(8%) of the Redemption Value of $1.50 per share of the Series D Preference Stock. Dividends may be paid on the Series D Preference Stock, at the Company's option, in cash, CompuDyne Common Stock, or a combination thereof, based upon the average closing price of CompuDyne's Common Stock for the prior thirty
(30) trading days. There were no dividends accrued or paid for in 1996 or 1995.

CompuDyne has accounted for the acquisition of MicroAssembly using the purchase method of accounting. The purchase price, as restated (See Note
17), was allocated to the net assets acquired based on their estimated fair values at the date of acquisition. The fair values of these assets and liabilities are summarized as follows (in thousands):

        Cash, net                                           $    52
        Accounts Receivable                                     261
        Inventories                                             436
        Other Assets                                             76
        Property, Plant and Equipment                           531
        Intangible Assets                                        58
        Accounts Payable and Accrued Expenses                (  358)
        Deferred Tax Liabilities                             (  111)
                                                             ------
        Total - value assigned to Series D preferred stock  $   945
                                                             ======
The accompanying financial statements include the operations of MicroAssembly for the period from August 21, 1995, the date of acquisition.

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

Divestiture of Suntec Division
------------------------------
On August 21, 1995, Quanta Systems transferred all of the assets and liabilities of Quanta Systems's Suntec division to Suntec Service Corporation, a newly-formed corporation ("Suntec"), in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta Systems a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta Systems then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and Director.

As a condition precedent to the sale of the Suntec shares to Mr.
Silberdick, he relinquished to CompuDyne 60,000 shares of CompuDyne Common Stock and purchase rights held by him to acquire an additional 50,000 shares of CompuDyne Common Stock.

As consideration for the shares of Suntec, Mr. Silberdick executed a nonrecourse promissory note in the initial principal amount of $79 thousand (the "Silberdick Note"), payment of which was secured by a pledge of all Suntec shares held by Mr. Silberdick, which shares must at all times equal or exceed 33% of all outstanding shares of Suntec capital stock. The Silberdick Note bears interest at an annual rate equal to the Wall Street Journal prime rate, plus 2%. Through August 31, 2000, the principal payments on the Silberdick Note are payable annually in amounts equal to 25% of Suntec's net, after-tax income for the year in question. Thereafter, the unpaid principal balance, as of that date, shall be paid in five equal annual installments. Suntec has now ceased all operations.

As part of the transaction, Quanta Systems loaned $50 thousand to Suntec payable at the end of three years at prime plus 2% with interest due at the anniversary date of the loan. The loan is a senior obligation of Suntec with rights to security. As of December 31, 1996, the Company has written off the full amount of this loan because Suntec ceased operations. The effective interest rate was 10.5% at December 31, 1995.

As a result of the disposal of Suntec in 1995, the consolidated statements of operations for the year ended December 31, 1994 has been restated to reflect Suntec as a discontinued operation. Loss from Discontinued Operations includes a provision of $85 thousand in 1995 for the loss on disposal. Revenues included in loss from discontinued operations,were $0, $656 thousand, and $2.588 million in 1996, 1995 and 1994, respectively.

Pro-Forma Financial Information
-------------------------------
The following unaudited pro-forma financial information of CompuDyne Corporation reflects the acquisition of MicroAssembly and the disposition of Suntec Service Corporation as if these transactions had occurred on January 1, 1995 and January 1, 1994, and the acquisition of Shorrock (now SecurSystems, Inc.) as if this transaction had occurred on January 1, 1996 and January 1, 1995:

(In Thousands)                                1996      1995      1994

Revenues                                    $ 23,818  $ 15,833  $ 11,104
Income (loss) before Extraordinary Items      (1,226)   (7,151)    2,085
Net Income (Loss)                               (145)   (3,667)    2,608
Earnings (Loss) Per Share                       (.04)    (2.21)      .88


ACCOUNTS RECEIVABLE
-------------------
Accounts Receivable consist of the following:
(In thousands)                        December 31,   December 31,
                                                1996           1995
                                             -----------    -----------
U.S. Government Contracts:
   Billed                                    $  2,420       $    974
   Unbilled                                     1,031            869
                                              -------        -------
                                                3,451          1,843
Commercial                                      2,360            483
                                              -------        -------
  Total Accounts Receivable                  $  5,811       $  2,326

Less Allowance for Doubtful Accounts             (538)          (204)
                                              -------        -------
Net Accounts Receivable                      $  5,273       $  2,122
                                              =======        =======


Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Unbilled receivables include retainages of approximately $301 thousand and $175 thousand at December 31, 1996 and 1995, respectively.

Direct sales to the U.S. Federal Government for the years ended December 31, 1996, 1995 and 1994 were approximately $15.5 million, $8.9 million and $9.0 million, respectively, or 70%, 86% and 90% of the Company's total net sales for the same years. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency. All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits.

Substantially all of Quanta System s Government related business is with the United States Department of Defense ( the Department ). Within the Department there are various agencies which are customers of the Company, with the largest being the United States Navy. At December 31, 1996, the Company had four major multi-year contracts (NISE East, NSA, K3, and Teton) with the United States Government, accounting for revenues of $11.9 million in 1996. On March 31, 1992, Quanta Systems was awarded the NISE East contract, a one-year contract with four one year renewal options. NISE East has provided a bridge contract to continue this effort for the Government s fiscal year ending September, 1997 and intends to recompete for a new contract beginning in fiscal year 1998. The Teton contract was awarded in September, 1995 and is valued up to $9.4 million over five years. This is a one-year contract with options to renew yearly for four years; Quanta Systems is operating in the first renewal option year of the contract. The NSA contract is a one-year contract with options to renew yearly for four years; Quanta Systems is operating in the second renewal option year of the contract and the contract is valued at $5.9 million. The K3 contract is a one-year contract with options to renew yearly; Quanta Systems is performing on the initial order of the base year. The value of the order is $500 thousand. If renewals under these contracts do not continue, or if terms and conditions under the contracts are substantially modified Quanta Systems will be required to modify its operations accordingly.


5.  NOTES PAYABLE RELATED PARTIES
---------------------------------
In July, 1996, the holders of CompuDyne's $400 thousand Senior Convertible Notes (which includes the Chairman) agreed to convert the notes into 400,000 common shares. The same investors also agreed to purchase 600,000 additional common shares for $600 thousand. This financing, which was completed on July 12, 1996, added $1 million to the company's equity, reduced interest charges, and provided the cash required to make the acquisition and provided working capital for SES operations.

At the time the Senior Convertible Notes were issued in August 1995, they had a conversion price of $1.50 per share. On May 23, 1996, the CompuDyne Board approved an amendment to the Senior Convertible Notes that reduced the conversion price to $1.00 per share based upon the price of the CompuDyne common stock at the time, the restricted nature of the stock issued upon conversion, the market for CompuDyne common stock existing at the time, an evaluation of CompuDyne's balance sheet and the need to strengthen CompuDyne's balance sheet in view of the proposed acquisition of SES. At December 31, 1995, the effective interest rate of the Notes was 10.5%.


6.  BANK NOTES PAYABLE
----------------------
On November 18, 1994, CompuDyne obtained a $350 thousand secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, with which the Company was in compliance. In July 1995 the line was increased to $500 thousand and the advance rate increased from 50% of eligible accounts receivable to 75% of eligible accounts receivable. In February 1996, the line was increased to $750 thousand and the interest rate on the loan was reduced to prime plus 2% (10.25% at December 31, 1996). In December, 1996 the line was increased an additional $100 thousand to a total of $850 thousand. At December 31, 1996 and 1995, the Company had outstanding borrowings on this line of credit of $121 thousand and $259 thousand, respectfully.The line is due to expire on July 1, 1997.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand. The line of credit is guaranteed by Mr. Roenigk. The interest rate is prime plus 1.5% (9.75% at December 31, 1996) and as of December 31, 1996 $41,400 was borrowed on the line. There were no borrowings on the line as of December 31, 1995.


7.  INCOME TAXES
----------------
The components of the income tax provision (benefit) from continuing operations for the years ended December 31, 1996, 1995, and 1994 are as follows:

   $ thousands
                                  1996     1995    1994
                                 ------   ------  ------
   Current                       $   84  $  (29)  $   29
   Deferred                         (14)    (26        -
                                  -----   -----    -----
                                 $   70  $  (55)  $   29
                                  =====   =====    =====

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 1996 and 1995 are summarized as follows:
                                                    December 31,
                                                    1996       1995
                                                    -------  --------
Assets:
Accrued expenses and deferred compensation          $   189  $   273
Tax operating loss carryforward                       9,416    9,510
Tax credit carryforward                                 408      459
Book reserves in excess of tax                          122       93
Book depreciation in excess of tax                       28        -
                                                     ------   ------


Total deferred assets                                10,163   10,335
Valuation allowance                                 (10,163) (10,335)
                                                     ------   ------
  Net deferred assets                                     0        0

Liabilities:
Tax Book depreciation in excess of book                   -       (3)
Investment in subsidiary                                (66)     (88)
                                                     ------   ------
Total deferred liabilities                              (66)     (91)
                                                     ------   ------
Net deferred liabilities                            $   (66) $   (91)
                                                     ======   ======


A valuation allowance is provided to offset fully the recorded deferred tax assets as management cannot conclude that such deferred tax assets are more likely of realization than not.

The difference between the statutory tax rate and CompuDyne's effective tax rate from continuing operations are summarized as follows:

                                             1996    1995    1994
                                             -----   -----   -----
Statutory federal income tax rates           34.0%   34.0%   34.0%
State income taxes, net of
  Federal benefit                             4.6       -     2.4
Change in valuation allowance                   -   (34.0)      -
Tax effect of NOL utilization               (27.0)      -       -
Non-taxable life insurance proceeds             -       -   (36.0)
Reversal of prior year taxes                    -   (10.9)      -
Tax effect of non-deductible items            3.6    (9.9)    1.0
                                             ----    ----    ----
   Tax                                      (15.2)% (20.8)%   1.4%
                                            ======  ======  =====


At December 31, 1996, the Company and its subsidiaries have net operating loss carryforwards available to offset future taxable income of approximately $27.6 million, subject to certain limitations. These carryforwards expire between 2000 and 2010. The utilization of substantially all of these tax loss carryforwards is limited to approximately $200 thousand each year as a result of the ownership change which occurred in 1995. The Company also has carryforwards available for alternative minimum tax purposes which do not differ significantly from regular net operating loss carryforwards.


8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------
The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximates fair value.

Accounts Receivable and Accounts Payable - The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate fair value.

Notes Payable - The carrying amounts reported in the balance sheet approximate fair value as the bank lines of credit are renewed annually at current interest rates.


9.  COMMON STOCK AND COMMON STOCK OPTIONS
-----------------------------------------
On November 12, 1992, the CompuDyne Board authorized the issuance of 300,000 shares of Common Stock to key employees of CompuDyne and Quanta Systems at a price of $.40 per share, the fair market value at such time. In January 1993, the Board subsequently authorized the issuance of an additional 200,000 shares of Common Stock to a key employee at the same price and on the same terms as those authorized on November 12, 1992. These authorizations were formalized in Stock Purchase Agreements, dated August 1, 1993, under which the employees may purchase an aggregate of 125,000 shares on August 1, of each of the years 1993 through 1996 provided certain conditions are met including continued employment by CompuDyne, by paying cash for such shares or by giving the Company a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First National Bank of Maryland as its prime commercial rate. As of December 31, 1996, 302,500 shares of CompuDyne Common Stock had been issued to five members of senior management, (the "Management Shares") in exchange for promissory notes pursuant to the Stock Purchase Agreements. Due to the resignation of two of the employees who were parties to the Stock Purchase Agreements, 225,000 shares of CompuDyne Common Stock have been issued under the Stock Purchase Agreements with no further shares remaining.

In August 1995, the Company issued Martin A. Roenigk options, vested immediately, to purchase up to 200,000 shares of the Company's Common Stock for $1.50 per share, 100% of the fair market value of such shares at the date of grant. The options expire in ten (10) years.

On February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 16,290 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Stock Incentive Compensation Plan. In May, 1996 the number of shares granted was reduced to 12,040 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the plan. In addition, on February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 21,710 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1996 Stock Incentive Plan for Employees (the "Plan"). These options vest immediately. The Plan was subsequently approved by the Shareholders at its Annual Meeting on June 5, 1996. In May, 1996 the number of shares granted was reduced to 15,960 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the Plan. On July 11, 1996 the Committee granted options, which vest over four years, to purchase 121,000 shares, which vest over four years, of CompuDyne Common Stock to key employees of the newly acquired company, SecurSystems, and a key employee of Data Control Systems, in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for Employees at a price of $1.625 per share (the fair market value of such shares at the date of grant).

During 1996 the Company issued options, which vest over four years, to purchase 1,050 shares of common stock for $1.625 per share to directors of the Company.

The transactions for shares under options were:

                                    Year          Year        Year
                                   ended          ended       ended
                                December 31,   December 31,  December 31,
                                    1996           1995          1994
                                ------------   ------------  ------------

Outstanding, Beginning
 of Period
     Shares                        225,500        92,167       92,167
     Prices                      $1.50-14.25   $.75-14.125   $.75-14.125
Granted
     Shares                        160,050       283,210          -
     Prices                         $1.81      $1.375-2.00        -
Exercised
     Shares                           -           58,210          -
     Prices                           -           $1.375          -
Expired or Canceled                10,500         91,667          -
Outstanding, End
of Period
     Shares                       375,050        225,500       92,167
     Prices                    $1.50-$2.00    $1.50-14.125   $.75-14.125
Options Exercisable               375,050        225,500       92,167

As permitted under SFAS No. 123, the Company continues to account for its employee stock-based compensation plans and options granted under APB No.
25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to fair value of the Company s common stock on the date of grant. Accordingly, the Company has provided below the additional disclosures specified in SFAS No. 123 for 1996 and 1995. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.00%, expected life of 7 years, dividend rate of zero percent and expected volatility of 60%. Using these assumptions, the fair value of the stock options granted in 1996 and 1995 is $165,000 and $231,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company s net income (loss) and earnings (loss) per share for the years ended December 31, 1996 and 1995 would have been reduced to the following pro forma amounts:

               (In thousands)                1996      1995
                                            ------    ------
          Net Income (loss):
            As Reported                     $ 331    $ (663)
            Pro Forma                       $ 294    $ (836)

          Net Income (Loss) per share:
            As Reported                     $0.09    $(0.40)
            Pro Forma                       $0.08    $(0.50)

The resulting pro forma compensation cost may not be representative of that expected in future years.

10.EMPLOYEE BENEFIT PLANS
-------------------------
The Company has a 401(k) retirement savings plan covering substantially all employees. All employees are eligible to participate in the plan after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation subject to Internal Revenue Service limitations. CompuDyne currently matches employee contributions up to the first 2.5% contributed. Expense for matching contributions to the Plan was $76 thousand, $46 thousand and $45 thousand for 1996, 1995, and 1994, respectively.

11.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------
The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution, manufacturing and storage facilities.

As of December 31, 1996, future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows (in thousands):

               Year Ended December 31,

               1997            $  420
               1998               416
               1999               428
               2000               129
               2001                45
                                -----
                               $1,438
                                =====

Rental expense was $468 thousand, $399 thousand and $466 thousand in 1996, 1995, and 1994, respectively.

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability will not have a material effect on its financial position or results of future operations.

12.  RELATED PARTIES
--------------------
Corcap entered into a Settlement Agreement, dated March 25, 1996 (the "Settlement Agreement"), with Lydall, Inc. ("Lydall") pursuant to which Corcap transferred 120,000 shares (the "Transferred Shares") of CompuDyne Common Stock to Lydall in settlement of certain claims.

As part of the Settlement Agreement, Lydall required as a condition to signing, that CompuDyne enter into a registration rights agreement with Lydall obligating CompuDyne to register the Transferred Shares upon demand of Lydall two years following the date of the Agreement or in a "piggyback registration" at any time upon the proposed registration by CompuDyne of its stock. In order to induce CompuDyne to enter into such agreement, Corcap agreed to issue an option (the "Corcap Option") to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at a price of $.01 per share exercisable immediately for a period of five years under a Stock Option Agreement, dated March 25, 1996, between Corcap and CompuDyne. In addition, Corcap agreed to limit CompuDyne's support of its legal services to $1 thousand per month for 24 months. On December 31, 1996 CompuDyne exercised its option to purchase 16,666 shares of CompuDyne Stock pursuant to the Option Agreement, which has been recorded as treasury stock.

13.  KOLUX PENSION PLAN
-----------------------
In March 1987, the Company ceased its Kolux plant operations resulting in a curtailment of the defined benefit pension plan covering certain plant employees. As of December 31, 1996, the actuarial present value of accumulated plan benefits was estimated to be $786 thousand, based upon an 7.0% interest rate assumption; the 1984 Unisex Mortality table with a five year age setback for females; and the March 1, 1996 (latest actuarial valuation) employee database projected forward to December 31, 1996. All benefits under the plan are fully vested. The market value of plan assets as of December 31, 1996 was $361 thousand. Accordingly, the plan's unfunded accrued liability as of December 31, 1996 of $425 thousand has been reflected in the balance sheet as accrued pension costs.

14.  OTHER INCOME AND EXTRAORDINARY ITEMS

Other income of $1,662,000 in 1994 consists of (1) $1,389,000 of life insurance proceeds of a former executive after paying deferred compensation payments to former executives of the Company; (2) reduction of certain accruals totalling $115,000 and (3) closing out the Company's workers compensation accrual of $148,000 after receiving a final refund from the insurance carrier for the "retroactive adjustment insurance" of 1987.

Extraordinary income of $523,000 on 1994 resulted from debt forgiveness of $413,000 and from deferred compensation beneficiaries of $110,000.


15.  INDUSTRY SEGMENT INFORMATION
---------------------------------
The Company currently operates in four business segments: government engineering services, physical security services, the manufacture of telemetry and telecommunications equipment and the manufacturing and marketing of the Stick-Screw System. During the years ended December 31, 1996, 1995, and 1994 sales to the United States Federal Government amounted to 70%, 86% and 90%, respectively, of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

Revenues and related costs from Quanta Systems' government engineering services during the three years ended December 31, 1996, 1995 and 1994 are detailed below:

     ($ Thousands)                 1996     1995     1994

     Revenues                    $15,644  $ 8,878  $ 8,691
     Cost of Services             14,191    7,706    7,326
                                  ------   ------   ------
     Gross Profit                  1,453    1,172    1,365

     Operating income (loss)         538      546      794

     Total Assets, at year end     3,157    1,251      703
     Depreciation                      3        -       10
     Capital Expenditures              9        4        -

Revenues and related costs from Data Control Division telemetry and telecommunications products during the three years ended 1996, 1995 and 1994 are detailed below:

     ($ Thousands)                  1996     1995     1994
                                  ------  -------  -------
     Revenues                     $1,480  $   863  $ 1,008
     Cost of Services              1,018      594      787
                                   -----   ------   ------
     Gross Profit                    462      269      221

     Operating income (loss)          13     (311)     (15)

     Total Assets, at year end       812      758      887
     Depreciation                     13        -        -
     Capital Expenditures              4        -        -


Revenues and related costs from SecurSystems physical security services from its July 11, 1996 acquisition through December 31, 1996 are detailed below:

     ($ Thousands)                1996
                                  -----
     Revenues                    $ 3,530
     Cost of Services              2,853
                                  ------
     Gross Profit                    677

     Operating income                245

     Total Assets, at year end     1,961
Depreciation                          30
Capital Expenditures                   8

Revenues and related costs from the sale of Stick-Screw products during the year ended December 31, 1996 and from its August 21, 1995 acquisition through December 31, 1995 are detailed below:

     ($ Thousands)                 1996      1995
                                   -----   ------

     Revenues                      1,488  $   567
     Cost of Services              1,277      489
                                   -----   ------
     Gross Profit                    211       78

     Operating income (loss)           3      (46)

     Total Assets, at year end     2,300    2,392
     Depreciation                     79       28
     Capital Expenditures             12       74

There were no revenues from Corporate activities. Costs related to corporate activities for the three years ended December 31, 1996, 1995 and 1994 are detailed below:

      ($ Thousands)                 1996     1995     1994

     Operating loss               $ (332)   $(246)   $(354)

     Total Assets, at year end      (655)     262      392

     Depreciation                      -        -        -

     Capital Expenditures              -        -        -


16.  RECENTLY ISSUED ACCOUNTING STANDARDS
-----------------------------------------
In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The new standard specifies the computation, presentation and disclosure requirements for entities with publicly held common stock.
The objective of the statement is to simplify the computation of earnings per share and to make the U.S. standard for comparing earnings per share more compatible with standards of other countries and within that of the International Accounting Standards Committee. This standard will be effective for the Company beginning in 1997. Management has not yet determined the impact that the adoption of this statement will have on earnings per share.


17.  RESTATEMENT OF SERIES D PREFERENCE SHARES
----------------------------------------------
In the fourth quarter of 1996, the Company determined that the fair value assigned to the Series D Preference shares issued in the MicroAssembly acquisition on August 21, 1995 should be reduced from $1.50 per share ($1,891 thousand) to $.75 per share ($945 thousand) at the issuance date. As a result, the consolidated balance sheet at December 31, 1995 has been restated as follows:

                                             In Thousands
                                           As Previously      As
                                              Reported     Restated
                                           --------------  --------
Goodwill and intangible assets              $  1,127        $   41
Deferred income tax liabilities                  231            91
Series D preferred shares                      1,891           945

The effect of the restatement on the statement of operations for the year ended December 31, 1995 was not significant.

-------------------------------------------------------------------------














                                 SCHEDULE II

                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 1995, 1994, and 1993
                                ($ Thousands)


                                   Balance at Charged to         Balance
                                   Beginning  Costs and  Deduc-   at End
Description                         of Period Expenses   tion   of Period
                                    ---------  ------  -------  ---------
Year Ended December 31, 1996

  Reserve and allowances deducted
    from asset accounts:
    Obsolescence reserve for inventory  $ 216  $  83    $   -  $ 299
    Reserve for accounts receivable       205     343       -    538

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


------------------------------------------------------------------------
                                                               EXHIBIT XI

                            COMPUDYNE CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF EARNINGS PER COMMON AND COMMON
                                          EQUIVALENT SHARE

(In thousands, except per share amounts)
                                                 Year Ended December 31,
                                                    1996    1995     1994
Primary (loss) earnings per share:
  (Loss) earnings from continuing operations
    before extraordinary item                   $ 391    $(210)  $2,065
  Discontinued operations                         (60)    (453)    (860)
  Extraordinary item                                -        -      523
                                                 -----    -----   -----
     Net (loss) earnings                        $  331     (663) $1,728
                                                 =====    =====   =====
Weighted average common and common
  equivalent share                               2,285    1,657   1,748
Conversion of preferred shares                   1,260      472       -
Adjustment to options                                9        -       -
                                                 -----    -----   -----
Primary shares                                   3,554    2,129   1,748
                                                 =====    =====   =====
(Loss) earnings per share:
  Continuing operations before
   extraordinary item                           $  .11   $ (.10)  $ 118
  Discontinued operations                         (.02)    (.21)   (.49)
  Extraordinary item                                 -        -     .30
                                                 -----    -----   -----
     Net (loss) earnings                        $  .09   $ (.31)  $ .99
                                                 =====    =====   =====

Fully diluted (loss) earnings per share:
  (Loss) earnings from continuing operations
     before extraordinary item                  $  391     (210) $2,065
  Adjustment for interest on promissory notes       26       13       -
  Discontinued operations                          (60)    (453)   (860)
  Extraordinary item                                 -        -     523
                                                 -----     -----  -----
     Net (loss) earnings                        $  357   $ (650) $1,728
                                                 =====    =====   =====
Weighted average common and common
  equivalent share                               3,554     2,129  1,748
Conversion of preferred shares and
 promissory notes                                  217        37      -
                                                 -----     -----  -----
Fully diluted shares                             3,771     2,166  1,748
                                                 =====     =====  =====
(Loss) earnings per share:
  Continuing operations before
   extraordinary item                           $  .11    $ (.09) $ 118
  Discontinued operations                         (.02)     (.21)  (.49)
  Extraordinary item                                 -         -    .30
                                                 -----     -----  -----
     Net (loss) earnings                        $ (.09)   $ (.30) $ .99
                                                 =====     =====  =====


-------------------------------------------------------------------------
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMPUDYNE CORPORATION
                                    ---------------------
                                        (Registrant)


                                    By:/s/  William C. Rock
                                    William C. Rock
Dated: April 3, 1997                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 1997.




/s/ Martin A. Roenigk Director, Chairman, Pres. and Chief Exec. Officer
---------------------
Martin A. Roenigk


/s/ David W. Clark, Jr.  Director
----------------------
David W. Clark, Jr.


/s/ Millard H. Pryor, Jr.  Director      /s/ Alan Markowitz Director
-------------------------                ------------------
Millard H. Pryor, Jr.                    Alan Markowitz


/s/ Philip M. Blackmon Director and Executive Vice President
----------------------
Philip M. Blackmon


/s/ William C. Rock Chief Financial Officer
-------------------
William C. Rock


/s/ Elaine Chen Controller
---------------
Elaine Chen