Form 10-Q
period 1997-03-31
COMPUDYNE CORP
filed 1997-05-14
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                            Washington,D.C. 20549

                                 FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly period ended        March 31, 1997
                                        --------------------------------
                                   OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


      For the transition period from                  to

      Commission File Number                        1-4245
                             -------------------------------------------

                           CompuDyne Corporation
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


                        Nevada                     23-1408659
            -------------------------------      -------------------
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

                                  Yes   X        NO
                                      -----

As of May 13, 1997 a total of 2,847,416 shares of Common Stock, $.75 par value, were outstanding.











                      COMPUDYNE CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                        Page No.
                                                        --------

Part I.  Financial Information

  Item 1. Financial Statements

   Consolidated Balance Sheets - March 31, 1997
   (unaudited) and December 31, 1996                       3

   Consolidated Statements of Operations - Three
   Months Ended March 31, 1997 and 1996 (unaudited)        4

   Consolidated Statements of Cash Flows
   Three Months Ended March 31, 1997 and 1996
   (unaudited)                                             5

   Notes to Consolidated Financial Statements              6-7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Condition         8-9


Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                10

    Signature                                              11

    Index to Exhibits                                      12

    Computation of Net Income Per Share                    13

















                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                  March 31,  December 31,
                                                    1997         1996
                                                  ---------  ------------
                                                 (Unaudited)

ASSETS

Current Assets:

Cash                                               $    202  $    186
Accounts receivable, net                              3,592     5,273
Inventories:
  Finished Goods                                         93        93
  Work in process                                       561       778
  Raw materials and supplies                            498       471
                                                    -------   -------
       Total inventories                              1,152     1,342
                                                    -------   -------

Prepaid expenses and other current assets                35        57
                                                    -------   -------
Total Current Assets                                  4,981     6,858
                                                    -------   -------

Non-current receivables, related parties                 72        60

Property, plant and equipment, at cost                1,464     1,452
  Less:  accumulated depreciation and amortization      904       863
                                                    -------   -------
  Net property, plant and equipment                     560       589
                                                    -------   -------
Intangible assets, net of accumulated amortization       57        53
Other assets, net                                        12        15
                                                    -------   -------
       Total Assets                                $  5,682  $  7,575
                                                    =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                                   $  1,423  $  3,017
Bank line payable                                       578       162
Accrued pension costs                                    32        32
Income taxes payable                                     36         -
Other accrued expenses                                  875     1,249
Billings in excess of contract costs incurred            69       562
Current portion of deferred compensation                 41        38
Current portion of notes payable related parties         20        20
Other current liabilities                                 5         -
                                                    -------   -------
       Total Current Liabilities                   $  3,079  $  5,080
                                                    -------   -------

Notes payable, related parties                     $     45  $     50
Long term pension liability                             385       393
Deferred compensation, net of current portion            14        25
Deferred taxes and other liabilities                    263       251
                                                    -------   -------
       Total Liabilities                           $  3,786  $  5,799

SHAREHOLDERS' EQUITY:

Convertible Preference stock, Series D, no par value,
 1,260,460 shares authorized, issued and outstanding
 as of March 31, 1997 and December 31, 1996             945       945

Common stock, par value $.75 per share 10,000,000     2,148     2,148
 shares authorized; 2,864,082 shares issued and
 outstanding as of March 31, 1997 and
 December 31, 1996
Paid in capital                                       8,203     8,203
Receivable from management                              (90)      (90)
Treasury shares, at cost; 16,666 shares                   -         -
Deficit                                              (9,310)   (9,430)
                                                    -------   -------
         Total Shareholders' Equity                   1,896     1,776
                                                    -------   -------
Total Liabilities and Shareholders' Equity         $  5,682  $  7,575
                                                    =======   =======

    See Notes to Consolidated Financial Statements (unaudited).



------------------------------------------------------------------------

                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)
                                      (Unaudited)




                                                    Three Months Ended
                                                         March, 31,
                                                       1997     1996
                                                    --------  --------
Net sales                                           $  4,753  $  3,038
Cost of sales                                          3,918     2,572
                                                     -------   -------
   Gross margin                                          835       466

Selling, general and administrative expenses             632       351
Research and Development                                  53        68
                                                     -------   -------
     Operating income                                    150        47
                                                     -------   -------
Other (income) expense
  Interest expense                                        10        18
  Other (income)                                          (5)       (3)
                                                     -------   -------
 Total other (income) expense, net                         5        15
                                                     -------   -------
Income from continuing operations
  before income tax provision or benefit                 145        32

Income tax provision (benefit)                            25        (8)
                                                     -------   -------
  Net income                                        $    120  $     40
                                                     =======   =======

Weighted average common and common
 equivalent shares:                                    4,108     3,096
                                                     =======   =======

Fully Diluted                                          4,108     3,096
                                                     =======   =======


Income per common and common equivalent share       $    .03  $    .01
                                                     =======   =======

Income per common share assuming full dilution      $    .03  $    .01
                                                     =======   =======


            See Notes to Consolidated Financial Statements (unaudited).

------------------------------------------------------------------------

                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In Thousands)
                                     (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                         1997      1996
                                                       --------  --------
Cash flows from operating activities:


Income from continuing operations                      $    120  $    40

Adjustments to reconcile net income to net
 cash provided by (used in) continuing operations:
   Depreciation and amortization                             37       31
   Deferred income taxes                                     (4)      (9)
   Decrease (increase) in accounts receivable             1,188     (313)
   (Increase) in accounts receivable, related parties       (12)       -
   Decrease in prepaid expenses                              22       11
   Decrease in inventories                                  190       48
   Decrease in accounts payable                          (1,594)     (23)
   (Decrease) Increase in accrued liabilities              (306)     142
   Decrease in accrued income taxes                         (46)       -
   Increase in other, net                                     7        9
                                                        -------  -------
Cash flows used in continuing operations                   (398)     (64)
                                                        -------  -------

Net cash flows used in operations                          (398)     (64)
                                                        -------  -------
Cash flows from investing activities:
  Additions to property, plant and equipment                (12)      (5)
                                                        -------  -------
Net cash flows used in investing activities                 (12)      (5)
                                                        -------  -------

Cash flows from financing activities:

  Increase in short term debt                               431       69
  Payments on long term debt, related parties                (5)       -
                                                        -------  -------
Net cash provided by financing activities                   426       69

Net increase (decrease) in cash                              16        -
Cash and cash equivalents at beginning of period            186        -
                                                        -------  -------
Cash and cash equivalents at end of period             $    202  $     -
                                                        =======  =======

Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
    Interest                                           $      7  $     6
    Income taxes                                       $     91  $     -


          See Notes to Consolidated Financial Statements (unaudited).


------------------------------------------------------------------------

                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
-------------------------
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1996.

2.  ACCOUNTS RECEIVABLE
-----------------------
Accounts receivable consist of the following:

($ in thousands)                       March 31,      December 31,
                                         1997             1996
                                       ---------      -----------
U.S. Government Contracts:
  Billed                               $   1,848      $   2,420
  Unbilled                                   752          1,031
                                        --------       --------
                                           2,600          3,451
Commercial                                 1,499          2,360
                                        --------       --------
          Total Accounts Receivable    $   4,099      $   5,811
                                        --------       --------
Less Allowance for Doubtful Accounts        (507)          (538)
                                        --------       --------
Net Accounts Receivable                $   3,592      $   5,273
                                        ========       ========

3.  SERIES D, PREFERRED STOCK
-----------------------------

Each share of the Preferred Stock carries an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of MicroAssembly's after-tax net income in the previous calendar year, divided by 1,260,460, or
(b) eight percent (8%) of the Redemption Value of $1.50 per share of the Preferred Stock. Dividends may be paid on the Preferred Stock at the Company's option, in cash, CompuDyne Stock, or a combination thereof, based upon the average closing price of CompuDyne's Common Stock for the prior thirty (30) trading days. No dividends were accrued or paid in the first quarter of 1997, or in fiscal 1996 or 1995. MicroAssembly generated $22 thousand in after-tax net income in the first quarter of 1997. In accordance with the Certificate of the Convertible Preference Stock, Series D, if MicroAssembly generates profit for calendar year 1997, CompuDyne shall accrue for dividends payable to the Preferred Stock holders at sixty percent (60%) of MicroAssembly's after-tax net income, after the delivery of audited financial statements to the Board of Directors of the Corporation. Therefore, no dividends have been accrued as of March 31, 1997.

4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending December 15, 1997. Had the following statement been effective for the quarters and the nine months ended March 31, 1997 and 1996, the earnings per share would have been presented as follows:

                                                     Three Months Ended
                                                          March 31,
                                                      1997      1996

Earnings per common share                            $   .04  $   .02
                                                      ======   ======

Earnings per common share - assuming dilution        $   .03  $   .01
                                                      ======   ======






                      COMPUDYNE CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

CompuDyne generated net income of $120 thousand for the first quarter of 1997 compared with a net income of $40 thousand in the first quarter of 1996. Quanta Systems Corporation, "Quanta Systems" had a profit of $141 thousand. Data Control Systems, "DCS" had a loss of $74 thousand after $53 thousand in research and development costs. Quanta SecurSystems, "SecurSystems" had a profit of $31 thousand and MicroAssembly Systems, "MicroAssembly" had a profit of $22 thousand.

The Company's backlog at the end of the first quarter of 1997 was $9.0 million. This included $3.8 million at Quanta Systems, $706 thousand at DCS, $3.9 million at SecurSystems and $532 thousand at MicroAssembly.

Net sales for the first quarter of 1997 increased $1.7 million, 57% to $4.7 million from $3.0 million for the first quarter of 1996. Sales at Quanta Systems increased $542 thousand. This increase was the result of new work being performed on the new K-3 strategic contract. DCS sales were down $180 thousand due to orders expected for the 7500's being delayed until the second quarter as well as other product shipments being delayed. SecurSystems contributed $1.3 million of the increase. This is totally incremental since SecurSystems was acquired in July of 1996. Microassembly's sales were up $49 thousand. MicroAssembly has been successful in gaining back customers to partially offset the loss of sales with a major customer in 1995.

Gross margin for the first quarter of 1997 increased $369 thousand to $835 thousand from $466 thousand in the first quarter of 1996. Quanta Systems' margin increased $101 thousand to $382 thousand from $281 thousand in the first quarter of 1996. The majority of this increase was related to increased sales at Quanta Systems. SecurSystems' margin of $332 thousand was fully incremental since it was acquired in July of 1996. DCS' margin was down $107 thousand in the first quarter of 1997 due to reduced sales for the first quarter. This can be attributed to the reduced sales for the first quarter for DCS. MicroAssembly's margin was up $40 thousand from $50 thousand in the first quarter of 1996 due to increased sales and a reorganization.

Selling, general, and administration expenses were up $281 thousand to $632 thousand, in the first quarter of 1997, from $351 thousand in the first quarter of 1996. Quanta Systems' selling, general, and administrative expenses increased $45 thousand to $256 thousand. This included DCS's selling, general, and administrative expenses of $47 thousand. SecurSystems' selling, general, and administrative expenses were $271 thousand for the first quarter of 1997, the majority of the increase for the company. These costs are totally incremental since SecurSystems was acquired in July, 1996. MicroAssembly's first quarter selling, general, and administrative expenses were down $34 thousand from the first quarter of 1996 of $81 thousand due to a reorganization.

First quarter 1997 research and development expenditures of $53 thousand, down $15 thousand from the first quarter of 1996 were spent entirely at DCS and were related to new telemetry products.

CompuDyne's interest expense for the first quarter of 1997 increased $1 thousand to $7 thousand from the first quarter of 1996.

Although the first quarter of 1997 exceeded the profitability of the first quarter of 1996, as we expected it was a slow first quarter for revenues. This was due to the low order intake in the fourth quarter of 1996. During the first quarter of 1997 we have seen an improved order intake. Quanta Systems booked $3.6 million in new work. SecurSystems booked $3.5 million in new work. DCS booked $400 thousand in new work and MicroAssembly booked $430 thousand in new work. SecurSystems was successful in rebidding and winning a five year contract providing maintenance to the state of Arizona which is expected to total over $6.0 million during the five year contract. These increased order levels, if they continue, should result in higher revenue levels during the balance of the year.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables. The majority of Quanta Systems' receivables are due under prime contracts with the U.S. Government, or subcontracts thereunder. The majority of SecurSystems' receivables are due under subcontracts or maintenance agreements with state and local governments. The Company has an $850 thousand secured line of credit with the Asian American Bank and Trust Company of Boston, Massachusetts.

The Company is currently negotiating terms for an increased line of credit to be secured by accounts receivable. This new line will be used to finance future growth and potential acquisitions.

Net cash used in operations in the first quarter of 1997 was $398 thousand compared with $64 thousand for the same period in 1996. The increased payments on accounts payable and accrued liabilities more than offset the $80 thousand increase in net income and the $1,501 thousand increase in cash received on receivables. The primary reasons for operations cash deficiency in the first quarter of 1997 were (1) delay in Government cost-type contract modifications on work already performed by Quanta Systems causing slower than ususual payments from the Government, and (2) the continuation of the fixed-price Fort Bragg job in this quarter without reimbursement; we expect this situation to continue into the second quarter before equitable cost adjustments or claims against the Government are resolved. An increase of $431 thousand in bank-borrowing was the primary source of cash in the first quater of 1997 to pay for the cash deficiency in operations.


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

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibit (11) - Consolidated Computation of Net Income Per Share



                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        COMPUDYNE CORPORATION

Date: May  13, 1997                     /s/ I. Elaine Chen
                                        I. Elaine Chen
                                        Controller


                                        /s/ William C. Rock
                                        William C. Rock
                                        Chief Financial Officer


------------------------------------------------------------------------

                                INDEX TO EXHIBITS



Computation of Net Income Per Common and Common Equivalent Share