Form 10-Q
period 1997-06-30
COMPUDYNE CORP
filed 1997-08-15
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                         Washington,D.C. 20549

                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended        June 30, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                    to
                               -----------------------------------------

Commission File Number                         1-4245
                      --------------------------------------------------


                                 CompuDyne Corporation
               ----------------------------------------------------
              (Exact name of registrant as specified in its charter)


                      Nevada                             23-1408659
             -------------------------------         ----------------
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

                            Yes   X   NO
                               ----     ----

As of August 13, 1997 a total of 2,847,416 shares of Common Stock, $.75 par value, were outstanding.





                   COMPUDYNE CORPORATION AND SUBSIDIARIES

                                    INDEX



                                                                Page No.

Part I.  Financial Information


  Item 1. Financial Statements

    Consolidated Balance Sheets - June 30, 1997 (unaudited)
    and December 31, 1996                                           3

    Consolidated Statements of Operations - Three Months
    and Six Months Ended June 30, 1997 and 1996 (unaudited)         4

    Consolidated Statements of Cash Flows
    Six Months Ended June 30, 1997 and 1996 (unaudited)             5

    Notes to Consolidated Financial Statements                      6-7

  Item 2. Management's Discussion and Analysis of
    Results of Operations and Financial Condition                   8-10

Part II.  Other Information                                         11

  Item 6. Exhibits and Reports on Form 8-K

    Signature                                                       12

    Index to Exhibits                                               13

    Computation of Net Income Per Share                             14



-------------------------------------------------------------------------

                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                                   June 30,  December 31,
                                                     1997        1996
                                                  ---------  ------------
                                                 (Unaudited)
ASSETS
------
Current Assets:

  Cash                                             $   133    $   186
  Accounts receivable, net                           4,268      5,273
  Inventories:
    Finished Goods                                     117         93
    Work in process                                    622        778
    Raw materials and supplies                         612        471
                                                    ------     ------
      Total inventories                              1,351      1,342
                                                    ------     ------

  Prepaid expenses and other current assets             50         57
                                                    ------     ------

    Total Current Assets                             5,802      6,858

Non-current receivables, related parties                71         60
Property, plant and equipment, at cost               1,540      1,452
  Less:  accumulated depreciation and amortization     918        863
                                                    ------     ------
  Net property, plant and equipment                    622        589
                                                    ------     ------
Goodwill & other intangibles, net of
 accumulated amortization                               60         53
Other assets, net                                       15         15
                                                    ------     ------

    Total Assets                                   $ 6,570   $  7,575
                                                    ======    =======



LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $ 2,506   $  3,017
  Bank line payable                                    333        162
  Accrued pension costs                                 32         32
  Other accrued expenses                               829      1,249
  Billings in excess of contract costs incurred         59        562
  Current portion of deferred compensation              41         38
  Current portion of long term loan                      5          -
  Current portion of notes payable related parties      20         20
                                                    ------    -------

     Total Current Liabilities                     $ 3,825   $  5,080
                                                    ------    -------

Notes payable, related parties                     $    40   $     50
Long term pension liability                            390        393
Deferred compensation, net of current portion            5         25
Deferred income taxes                                  194        185
Other liabilities                                       60         66
                                                    ------    -------

     Total Liabilities                             $ 4,514   $  5,799
                                                    ------    -------

SHAREHOLDERS' EQUITY:

Convertible Preference stock, Series D,                945        945
 1,260,460 shares authorized, issued and
 outstanding

Common stock, par value $.75 per share               2,148      2,148
 10,000,000 shares authorized; 2,864,082 shares
 issued and outstanding
Other capital                                        8,203      8,203
Receivable from management                             (90)       (90)
Deficit                                             (9,150)    (9,430)
                                                    ------     ------

     Total Shareholders' Equity                    $ 2,056   $  1,776
                                                    ------    -------

Total Liabilities and Shareholders' Equity         $ 6,570   $  7,575
                                                    ======    =======


            See Notes to Consolidated Financial Statements (unaudited).

-------------------------------------------------------------------------
                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Data)
                               (Unaudited)




                                Three Months Ended     Six Months Ended
                                    June 30,                June 30,
                                  1997     1996          1997     1996
                                -------------------    -----------------

Net sales                       $  5,301  $  5,343     $ 10,054  $ 8,381
Cost of sales                      4,408     4,810        8,326    7,382
                                 -------   -------      --------  ------
    Gross margin                     893       533         1,728     999

Selling, general and
 administrative expenses             683       350         1,315     701
Research and Development              37        72            90     140
                                 -------   -------       -------  ------
    Operating income                 173       111           323     158
                                 -------   -------       -------  ------

Other (income) expense
  Interest expense                    15        16            25      34
  Other (income) expense             (27)       (2)          (32)     (5)
                                 -------   -------       -------  ------
    Total other (income)
      expense, net                   (12)       14           ( 7)     29
                                 -------   -------       -------  ------

Income from continuing opera-
 tions before income tax pro-
 vision or benefit                   185        97           330     129
Income tax provision (benefit)        25        (9)           50     (17)
                                 -------   -------       -------  ------
Income from continuing
 operations                          160       106           280     146
(Loss) from discontinued
 operations                            -       (25)            -     (25)
                                 -------   -------       -------  ------
    Net income                  $    160  $     81      $    280 $   121
                                 =======   =======       =======  ======

Weighted average common equivalent
 shares:

  Primary                          4,239     3,070         4,165   3,084
                                 =======   =======       =======  ======

  Fully Diluted                    4,239     3,470         4,165   3,484
                                 =======   =======       =======  ======

Income per common and dilutive
 common equivalent share:
    Continuing operations            .04       .04           .07     .05
    Discontinued operations            -      (.01)            -    (.01)
                                 -------   -------       -------  ------

Net income per share            $    .04  $    .03      $    .07 $   .04
                                 =======   =======       =======  ======

Income per common share
 assuming full dilution:
    Continuing operations       $    .04  $    .03      $    .07 $   .05
    Discontinued operations            -      (.01)            -    (.01)
                                 -------   -------       -------  ------

Net income per share            $    .04  $    .02      $    .07 $   .04
                                 =======   =======       =======  ======


             See Notes to Consolidated Financial Statements (unaudited).

-------------------------------------------------------------------------
                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)



                                                       Six  Months Ended
                                                             June 30,
                                                       -----------------
                                                         1997      1996
                                                       -------   -------


Cash flows provided by (used for)
 operating activities:


Income from continuing operations                      $    280  $   146

Adjustments to reconcile net income to
 net cash provided by (used in) continuing
 operations:
    Depreciation                                             55       41
    Amortization                                             (8)      23
    Decrease/(increase) in accounts receivable            1,005   (1,786)
    (Increase) in accounts receivable, related parties      (12)       -
    Decrease (increase) in prepaid expenses                   7       10
    (Increase)/decrease in inventories                       (9)      73
    (Decrease)/Increase in accounts payable                (511)   1,439
    (Decrease)/Increase in accrued liabilities             (373)     261
    (Decrease) in accrued income taxes                      (49)       -
    (Decrease) in billings in excess of costs              (503)       -
    (Increase) in other, net                                  -      (22)
                                                        -------   ------

Cash flows provided by (used in)
 continuing operations                                     (118)     185
                                                        -------   ------

Loss from discontinued operations                             -      (25)
    (Increase) decrease in net current assets                 -        -
                                                        -------   ------

Cash flows used in discontinued operations                    -      (25)
                                                        -------   ------

Net cash flows provided by (used in) operations            (118)     160
                                                        -------   ------

Cash flows from investing activities:
    Additions to property, plant and equipment              (88)     (76)
                                                        -------   ------
Net cash flows used for investing activities                (88)     (76)
                                                        -------   ------

Cash flows provided by (used for)
 financing activities:

    Decrease of receivable from management                    -       24
    Purchase of goodwill & tangible assets                   (8)       -
    Increase (decrease) in short term debt                  171      (98)
    Proceeds from long term debt, related parties           (10)     (10)
                                                        -------   ------

Net cash (used for) provided by
 financing activities                                       153      (84)
                                                        -------   ------

Net increase (decrease) in cash                             (53)       -
Cash and cash equivalents at beginning of period            186        -
                                                        -------   ------
Cash and cash equivalents at end of period             $    133  $     -
                                                        =======   ======

Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
    Interest                                           $     15  $    10



             See Notes to Consolidated Financial Statements (unaudited).







                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION
-----------------------
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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


2. ACCOUNTS RECEIVABLE
----------------------
Accounts receivable consist of the following:

($ in thousands)                             June 30,     December 31,
                                               1997           1996
                                           ----------     -----------

U.S. Government Contracts:
  Billed                                   $     1,144    $     2,420
  Unbilled                                       1,758          1,031
                                            ----------     ----------
                                                 2,902          3,451
Commercial                                       1,819          2,360
                                            ----------     ----------

     Total Accounts Receivable             $     4,721    $     5,811
                                            ----------     ----------

Less Allowance for Doubtful Accounts              (453)          (538)
                                            ----------     ----------

Net Accounts Receivable                    $     4,268    $     5,273



3. COMMON STOCK AND COMMON STOCK OPTIONS
---------------------------------------
On May 21, 1997 the Compensation and Stock Options Committee, "Committee" granted options to purchase 52,000 shares of CompuDyne stock to key employees of Quanta Systems and SecurSystems at a price of $2.81 per share (the fair market value of such shares at the date of grant).


4. SERIES D, PREFERRED STOCK
----------------------------
Each share of the Preferred Stock carries an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of MicroAssembly's after-tax net income in the previous calendar year, divided by 1,260,460 or (b) eight (8%) of the Redemption Value of $1.50 per share of the Preferred Stock. Dividends may be paid on the Preferred Stock at the Company's option in cash, CompuDyne Stock or a combination thereof, based upon the average closing price of CompuDyne's Common Stock for the prior thirty
(30) trading days. No dividends were accrued or paid in the first or second quarters of 1997, or in fiscal 1996 or 1995. MicroAssembly generated $38 thousand in after-tax net income in the second quarter of 1997 and $22 thousand in the first quarter of 1997. CompuDyne shall accrue for dividends payable to the Preferred Stockholders at sixty percent of MicroAssembly's after-tax net income, after the delivery of audited financial statements to the Board of Directors of the Corporation. Therefore, no dividends have been accrued as of June 30, 1997.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------
In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement is effective for financial statements issued for periods ending December 15, 1997. Had the following statement been effective for the quarters and six months ended June 30, 1997 and 1996, the earnings per share would have been presented as follows:

                                Three Months Ended   Six Months Ended
                                     June 30,            June 30,
                                  1997    1996        1997    1996
                                ------------------   ----------------

Earnings per common shares      $  .06   $  .04      $  .10  $  .07
                                 =====    =====       =====   =====
Earnings per common share -
  assuming dilution             $  .04   $  .02      $  .07  $  .04
                                 =====    =====       =====   =====

-------------------------------------------------------------------------
                   COMPUDYNE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Second Quarter 1997 and 1996 Comparison
---------------------------------------
CompuDyne generated income from continuing operations of $160 thousand for the second quarter of 1997 compared to $81 thousand in the second quarter of 1996. Quanta Systems Corporation, ("Quanta Systems") contributed $151 thousand in profit for the second quarter of 1997, after absorbing an additional $75 thousand loss on the Ft. Bragg contract, offset by a partial recognition of anticipated recoveries under prior year contracts. A substantial claim has been filed for the recovery of change order costs on the Ft. Bragg contract. Quanta SecurSystems, ("SecurSystems"), as anticipated, recorded a net loss of $57 thousand for the second quarter of 1997 primarily due to a low order intake in the fourth quarter of 1996. This is an incremental loss since SecurSystems was purchased in the third quarter of 1996. Data Control Systems, ("DCS") broke even for the second quarter of 1997 compared to earning a profit of $5 thousand in the second quarter of 1996. MicroAssembly Systems, ("MicroAssembly") recorded a profit of $38 thousand in the second quarter of 1997 compared to a loss of $24 thousand in the second quarter of 1996. Unallocated Corporate charges amounted to $29 thousand.

Net sales from continuing operations for the second quarter of 1997 were level with the second quarter of 1996, at $5.3 million. This includes $1.4 million at SecurSystems, which is an incremental addition resulting from that acquisition. Due to less, lower margin procurement business, Quanta Systems was down $1.3 million in net sales to $3.1 million. DCS recorded net sales of $327 thousand, down $170 thousand from the second quarter of 1996. MicroAssembly showed a $95 thousand increase, or 27% over last year, due to the increased customer base, posting net sales of $440 thousand for the second quarter of 1997.

Despite the flat net sales compared to the second quarter of 1996, gross margins from continuing operations for the second quarter of 1997 increased $362 thousand to $895 thousand. This is primarily attributable to the decrease in Quanta System's low margin procurement contracts and the increase in margins in other areas. SecurSystems added an incremental gross margin of $221 thousand. Quanta Systems gross margin increased $157 thousand to $507 thousand. DCS showed a decrease in gross margin of $49 thousand for a total of $75 thousand for the second quarter of 1997. MicroAssembly showed an increase in gross margin of $33 thousand, due to increased sales and a reorganization made last year.

Selling, general and administrative expense from continuing operations increased $367 thousand in the second quarter of 1997 to $596 thousand. This increase is due primarily to SecurSystems' expense of $260 thousand being incrementally included this year. Such costs for Quanta Systems increased by $179 thousand. Included in this increase were legal and administrative expenses involved in preparing the claim for recovery of change order costs on the Ft. Bragg contract. DCS's corporate and administrative costs decreased by $5 thousand. MicroAssembly's corporate and administrative costs decreased by $66 thousand due to the restructuring and related changes in sales and marketing personnel. CompuDyne Corporate selling, general and administrative costs increased $67 thousand to $86 thousand in the second quarter of 1997.

Research and development costs totalled $37 thousand for the second quarter of 1997. This was down $35 thousand from $72 thousand in the second quarter of 1996. These costs were all spent at DCS. An extensive development effort in 1996 has now tailed off and research and development costs are expected to continue to diminish.

Interest expense for the second quarter of 1997 increased to $18 thousand, up $2 thousand from the second quarter of 1996. This is a result of the increase in bank borrowings.

Year-to-Date Comparison
-----------------------
CompuDyne's net income from continuing operations of $330 thousand for the six months ended June 30, 1997 compares with $129 thousand for the same period in 1996. MicroAssembly, through restructuring, the related change in sales and marketing personnel and the resulting increase in sales, converted a $71 thousand loss before taxes in the six months ended June 30, 1996 to a profit of $103 thousand for the same period this year. Quanta Systems' reduction of low-margin material procurement business together with partial recognition of prior year contract cost recovery caused an increase of $93 thousand in income before taxes. DCS, with $350 thousand less in sales volume and additional warranty costs for repairs of the Satellite Test Modems, decreased from a $10 thousand income before taxes in 1996 to a $75 thousand loss in 1997 for the six month period. SecurSystems, being acquired in July 1996 included $2.7 million in net sales and $17 thousand before tax loss due to lower progress billings in the six months of 1997.

Currently CompuDyne has a backlog of $16.0 million. This includes a $6.0 million five year maintenance contract rebid and won by SecurSystems in April, 1997, and a $2 million contract awarded to Quanta Systems on the West Coast in June, 1997. Quanta Systems currently has a backlog totalling $5.2 million, DCS's backlog totals $567 thousand, SecurSystems' backlog has increased to $9.7 million (including the $6.0 million multi year maintenance contract) and MicroAssembly has a backlog of $539 thousand.

Although profitability in the second quarter of 1997 exceeded the second quarter of 1996 as we expected, we still feel it was a slow quarter. Quanta Systems was still suffering from the Ft. Bragg contract and SecurSystems was still recovering from the low order intake from the fourth quarter of 1996 and the slow start-up of bookings made in the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's principal source of cash is from bank borrowings. The majority of Quanta Systems' receivables are due under prime contracts with the U.S. Government, or subcontracts thereunder. The majority of SecurSystems receivables are due under subcontracts or maintenance agreements with state and local governments. The Company has a $1.25 million secured line of credit with Asian American Bank and Trust Company of Boston, Massachusetts and has been approved to increase this line of credit to $1.75 million.

Although income from continuing operations for the six months in 1997 increased by $134 thousand from the same period in 1996, cash flows from continuing operations decreased by $303 thousand, from providing $185 thousand in cash to using $118 thousand of cash from other sources. Paying vendors on a more timely basis and not yet receiving cash in this quarter for over $100 thousand in profit recognized for prior year contract cost recovery are the primary reasons for the decrease of cash provided by (used in) continuing operations. CompuDyne increased its short-term borrowings from the Asian American Bank line of credit to provide the cash used in operations this quarter.


PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------
The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations. Quanta Systems has filed a substantial claim for the recovery of change order costs on the Ft. Bragg contract. SecurSystems has filed a claim against the County of Sonoma, California, through its general contractor, Mark Diversified, Inc., for costs associated with additional work and time delays on the Sonoma MADF contract. The County of Sonoma has filed a counter claim against SecurSystems for costs associated with completion of work following the termination of the general contractors right to proceed on the same contract.

Item 2 - Changes in Securities

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

CompuDyne increased the number of directors to six during the annual meeting held on May 21, 1997. The following two directors were elected with the respective number of votes:

    Miles P. Jennings, Jr. (newly elected)   2,321,111  For (Common)
                                             1,260,460  For (Preference)
                                                 1,460  Withheld (Common)

    Millard H. Pryor, Jr. (re-elected)       2,321,294  For (Common)
                                             1,260,460  For (Preference)
                                                 1,277  Withheld (Common)

The two elected directors will serve for a three-year term until the 2000 Annual Meeting of Shareholders.

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

                                          COMPUDYNE CORPORATION



Date: August  15, 1997                    /s/ I. Elaine Chen
                                          ------------------
                                          I. Elaine Chen
                                          Controller

                                          /s/ William C. Rock
                                          -------------------
                                          William C. Rock
                                          Chief Financial Officer


------------------------------------------------------------------------

                               INDEX TO EXHIBITS



Computation of Net Income Per Common Share





-------------------------------------------------------------------------
                                                               Exhibit 11
                           COMPUDYNE CORPORATION
                COMPUTATION OF EARNINGS PER COMMON AND COMMON
                             EQUIVALENT SHARE
                 (In Thousands, Except for Per Share Data)






                                   Three Months Ended   Six Months Ended
                                        June 30,            June 30,

                                     1997      1996       1997      1996
                                   ------------------   ----------------

Primary earnings (loss) per share:
---------------------------------
  Earnings from continuing
   operations                      $    160  $    106   $   280  $   146
  Discontinued operations (loss)          -       (25)        -      (25)
                                    -------   -------    ------   ------
        Net earnings               $    160  $     81   $   280  $   121
                                    =======   =======    ======   ======
Weighted average common and common
 equivalent shares                    2,847     1,808     2,847    1,808
Adjustment for options                  132         2        58       16
Assumed conversion of preferred
 shares                               1,260     1,260     1,260    1,260
                                    -------   -------    ------   ------
    Primary Shares                    4,239     3,070     4,165    3,084
                                    =======   =======    ======   ======

Earnings (loss) per share:
  Continuing operations before
   extraordinary item              $    .04  $    .04   $   .07  $   .05
  Discontinued operations (loss)          -      (.01)        -     (.01)
                                    -------   -------    ------   ------
        Net earnings (loss)        $    .04  $   (.03)  $   .07  $   .04
                                    =======   =======    ======   ======


Fully diluted earnings (loss) per share:
---------------------------------------

  Earnings from continuing
   operations                      $    160  $    106   $   280  $   146
  Adjustment for interest on
   promissory notes                       -        11         -       22
  Discontinued operations (loss)          -       (25)        -      (25)
                                    -------   -------    ------   ------
        Net earnings               $    160  $     92   $   280  $   143
                                    =======   =======    ======   ======


Weighted average common and
 common equivalent shares             4,239     3,070     4,165    3,084
Conversion of promissory notes            -       400         -      400
                                    -------   -------    ------   ------
    Fully diluted shares              4,239     3,470     4,165    3,484
                                    =======   =======    ======   ======

Earnings (loss) per share:
  Continuing operations before
   extraordinary item              $    .04  $    .03   $   .07  $   .05
  Discontinued operations (loss)          -      (.01)        -     (.01)
                                    -------   -------    ------   ------
        Net earnings               $    .04  $    .02   $   .07  $   .04
                                    =======   =======    ======   ======