Form 10-Q
period 1997-09-30
COMPUDYNE CORP
filed 1997-11-13
CIK 22912

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington,D.C. 20549

                                 FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended        September 30, 1997
                                      -----------------------------------
                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to

Commission File Number                      1-4245
                      ---------------------------------------------------

                           CompuDyne Corporation
            -----------------------------------------------------
           (Exact name of registrant as specified in its charter)


                  Nevada                         23-1408659
            --------------------             -------------------
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

As of November 12, 1997 a total of 2,864,082 shares of Common Stock, $.75 par value, were outstanding.






                        COMPUDYNE CORPORATION AND SUBSIDIARIES

                                        INDEX



                                                                 Page No.

Part I.  Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets - September 30, 1997
    (unaudited) and December 31, 1996                         3

    Consolidated Statements of Operations - Three
    Months and Nine Months Ended September 30, 1997
    and 1996 (unaudited)                                      4

    Consolidated Statements of Cash Flows
    Nine Months Ended September 30, 1997
    and 1996 (unaudited)                                      5

    Notes to Consolidated Financial Statements                6-7

  Item 2. Management's Discussion and Analysis of
     Results of Operations and Financial Condition            8-11


Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                   12

   Signature                                                  13

   Index to Exhibits                                          14


-------------------------------------------------------------------------

                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                   (In Thousands)

                                               September 30, December 31,
                                                   1997          1996
                                                ------------ ------------
                                                (Unaudited)
ASSETS
------
Current Assets:

  Cash                                           $      -    $    186
  Accounts receivable, net                          3,555       5,273
  Inventories:
    Finished Goods                                    115          93
    Work in process                                   649         778
    Raw materials and supplies                        601         471
                                                  -------     -------
       Total inventories                            1,365       1,342
                                                  -------     -------
  Prepaid expenses and other current assets           105          57
                                                  -------     -------
    Total Current Assets                            5,025       6,858

Non-current receivables, related parties               72          60

Property, plant and equipment, at cost              1,551       1,452
  Less:  accumulated depreciation and
         amortization                                 948         863
                                                  -------     -------
  Net property, plant and equipment                   603         589
                                                  -------     -------
Goodwill & other intangibles, net
  of accumulated amortization                          68          53
Other assets, net                                      29          15
                                                  -------     -------
     Total Assets                                $  5,797    $  7,575
                                                  =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts payable                               $  1,237    $  3,017
  Bank line payable                                   465         162
  Accrued pension costs                                55          32
  Accrued income taxes                                 98           -
  Other accrued expenses                              938       1,249
  Billings in excess of contract costs incurred         -         562
  Current portion of deferred compensation             36          38
  Current portion of notes payable related parties      5          20
                                                  -------     -------
    Total Current Liabilities                    $  2,834    $  5,080
                                                  -------     -------

Notes payable, related parties                   $     50    $     50
Long term pension liability                           382         393
Deferred compensation, net of current portion          10          25
Deferred taxes                                         66          96
Other liabilities                                     207         155
                                                  -------     -------
    Total Liabilities                            $  3,549    $  5,799
                                                  -------     -------
SHAREHOLDERS' EQUITY:
--------------------
Convertible Preference stock, Series D, no par
  value, 1,260,460 shares issued and outstanding      945         945

Common stock, par value $.75 per share 10,000,000
  shares authorized; 2,864,082                      2,148       2,148

Other capital                                       8,203       8,203
Receivable from management                            (90)        (90)
Deficit                                            (8,958)     (9,430)
                                                  -------     -------
     Total Shareholders' Equity                     2,248       1,776
                                                  -------     -------
Total Liabilities and Shareholders' Equity       $  5,797    $  7,575
                                                  =======     =======

        See Notes to Consolidated Financial Statements (unaudited).


                         COMPUDYNE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In Thousands, Except Per Share Data)
                                         (Unaudited)




                                Three Months Ended      Nine Months Ended
                                  September, 30,            September 30
                                  1997     1996           1997     1996
                                -------   -------       -------  -------

Net sales                       $  4,690 $  6,954      $ 14,585 $ 15,335
Cost of sales                      3,660    6,144        11,827   13,526
                                 -------  -------       -------  -------
   Gross margin                    1,030      810         2,758    1,809

Selling, general and admini-
 strative expenses                   781      643         2,096    1,344
Research and Development              10       44           100      184
                                 -------  -------       -------  -------
   Operating income                  239      123           562      281
                                 -------  -------       -------  -------

Other (income) expense
  Interest (income) expense           16        3            41       37
  Other (income) expense             (16)      (5)          (48)     (10)
                                 -------  -------       -------  -------
    Total other (income)
    expense, net                       -       (2)           (7)      27
                                 -------  -------       -------  -------

Income (loss) from continuing
 operations before income tax
 provision or benefit                239      125           569      254

Income tax provision                  48       30            97       13
                                 -------  -------       -------  -------
Income from continuing
 operations                          191       95           472      241
(Loss) from discontinued
 operations                            -        -             -      (25)
                                 -------  -------       -------  -------

   Net income                   $    191 $     95      $    472 $    216
                                 =======  =======       =======  =======

Weighted average common and
 common equivalent shares:

   Primary                         4,227    3,997         4,213    3,651
                                 =======  =======       =======  =======
   Fully Diluted                   4,227    3,997         4,213    3,651
                                 =======  =======       =======  =======


Income (loss) per common and
 dilutive common equivalent share:
   Continuing operations             .05      .02           .11      .07
   Discontinued operations             -        -             -     (.01)
                                 -------  -------       -------  -------
     Net income per share       $    .05 $    .02      $    .11 $    .06
                                 =======  =======       =======  =======

Income (loss) per common share
 assuming full dilution:
   Continuing operations        $    .05 $    .02      $    .11 $    .07
   Discontinued operations             -        -             -     (.01)
                                 -------  -------       -------  -------

  Net income per share          $    .05 $    .02      $    .11 $    .06
                                 =======  =======       =======  =======


            See Notes to Consolidated Financial Statements (unaudited).

-------------------------------------------------------------------------

                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                    (Unaudited)



                                                  Nine  Months Ended
                                                     September 30,
                                                  ------------------
                                                     1997     1996
                                                  --------   --------


Cash flows provided by (used for)
  operating activities:

Income (loss) from continuing operations          $    472   $    241

Adjustments to reconcile net income to
 net cash provided by (used in) continuing
 operations:
    Depreciation and amortization                       70        111
    Deferred income taxes                             (119)         -
    Decrease (increase) in accounts receivable       1,718     (1,708)
    (Increase) in accounts receivable,
     related parties                                   (12)         -
    (Increase) decrease in prepaid expenses            (48)         4
    (Increase) in inventories                          (23)         -
    (Decrease) increase in accounts payable         (1,780)     1,279
    (Decrease) increase in accrued liabilities        (175)       228
    Increase in accrued income taxes                    98         38
    (Decrease) in billings in excess of costs         (562)         -
    (Decrease) increase in other, net                  (14)         2
                                                   -------    -------
Cash flows provided by (used in) continuing
  operations                                          (375)       195
                                                   -------    -------
Loss from discontinued operations                        -        (25)
    Depreciation and amortization                        -          -
    (Increase) decrease in net current assets            -          -
                                                   -------    -------

Cash flows provided by (used in) discontinued
 operations                                              -        (25)
                                                   -------    -------
Net cash flows (used in) provided by operations       (375)       170
                                                   -------    -------

Cash flows from investing activities:
    Acquisitions of subsidiaries                         -       (562)
    Additions to property, plant and equipment         (99)       (11)
                                                   -------    -------
Net cash flows used for investing activities           (99)      (573)
                                                   -------    -------

Cash flows from financing activities:

  Proceeds from former management on stock
   related notes                                         -         25
  Cash from sale of common stock                         -      1,000
  Net borrowings (payments) on short term debt         303       (207)
  Proceeds from long term debt, related parties          5          -
  Repayment on long term debt, related parties         (20)      (415)
                                                   -------    -------

Net cash provided by financing activities              288        403

Net (decrease) in cash                                (186)         -
Cash and cash equivalents at beginning of period       186          -
                                                   -------    -------
Cash and cash equivalents at end of period        $      -   $      -
                                                   =======    =======

Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
    Interest                                      $     17   $     54
    Income taxes                                  $     92   $      -

           See Notes to Consolidated Financial Statements (unaudited).


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

2.  ACCOUNTS RECEIVABLE
-----------------------

Accounts receivable consist of the following:

($ in thousands)                        September 30,   December 31,
                                             1997          1996
                                        -------------   ------------
U.S. Government Contracts:
  Billed                                $        804  $       2,420
  Unbilled                                     1,010          1,031
                                         -----------   ------------
                                               1,814          3,451
Commercial Contracts:
  Billed                                       2,310          2,360
  Unbilled                                        56              -
                                         -----------   ------------
                                               2,366          2,360

     Total Accounts Receivable          $      4,180  $       5,811
                                         -----------   ------------

Less Allowance for Doubtful Accounts            (625)          (538)
                                         -----------   ------------

Net Accounts Receivable                 $      3,555  $       5,273
                                         ===========   ============



4.  SERIES D, PREFERRED STOCK
-----------------------------
On October 29, 1997 the Board of Directors voted to approve an "Early Conversion Adjustment" offer to the holders of the Convertible Preference Stock. The Directors, meeting without the two director/holders of the Convertible Preference Stock, concluded that the existence of the Preference Stock was a hinderance to financing and acquisitions. The Directors further concluded that the elimination of future Preference Stock dividends would be advantageous to the company. The Directors concluded that a $0.246 per share early conversion adjustment would be appropriate compensation for the disadvantages to the holders of early conversion, including the loss of preference status and the elimination of future dividends. The holders, which include directors Martin Roenigk and Alan Markowitz, were given 30 days to agree to the early conversion arrangement. Both holders have subsequently agreed to the early conversion and the effects thereof will be reflected in the company's fourth quarter 1997 results.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
---------------------------------------------
In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (EPS) which simplifies the standards for computing EPS previously found in APB opinion No. 15 and makes them comparable to international EPS Standards. The Statement is effective for financial statements issued for periods ending December 15, 1997. Had the following statement been effective for the quarters and nine months ended September 30, 1997 and 1996, the earnings per share would have been presented as follows:

                                 Three Months Ended   Nine Months Ended
                                    September 30         September 30
                                 ------------------   -----------------
                                   1997      1996       1997      1996
                                 -------   -------    -------   -------

Earnings per common share         $.07      $.03       $.16      $.09
                                  ====      ====       ====      ====
Earnings Per common share -
  assuming dilutions              $.05      $.02       $.11      $.06
                                  ====      ====       ====      ====

------------------------------------------------------------------------

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------

Third Quarter 1997 and 1996 comparison

Net income for the third quarter of 1997 was $191 thousand, an increase of $96 thousand over the third quarter of 1996. Quanta Systems Corporation, ("Quanta Systems") contributed $81 thousand of this increase with a profit of $74 thousand for the third quarter of 1997 compared to a loss of $8 thousand for the same quarter in 1996. This is primarily due to higher margins on contracts which included a more favorable labor mix and reduced losses on the Fort Bragg contract. Data Control Systems, ("DCS") contributed $17 thousand to the increase in net income with a profit of $35 thousand for the third quarter of 1997 compared to a profit of $18 thousand in the same quarter of 1996. MicroAssembly Systems, ("MicroAssembly") contributed $28 thousand to the increase with a profit of $35 thousand for the third quarter of 1997 compared to $7 thousand for the same quarter of 1996. Quanta SecurSystems, Inc., ("SecurSystems") contributed a decrease of $21 thousand for the third quarter of 1997 with a profit of $31 thousand compared to a profit of $51 thousand in 1996. This is primarily due to an additional $32 thousand in costs associated with product marketing development spent in the third quarter of 1997.

Net sales from continuing operations for the third quarter of 1997 decreased $2.3 million from $7.0 million in the third quarter of 1996 to $4.7 million. Quanta Systems decreased $2.4 million, due to the completion of a large low margin contract during 1996. DCS increased $20 thousand, MicroAssembly increased $80 thousand and SecurSystems increased $53 thousand.

Despite the decrease in net sales for the third quarter of 1997, gross margins increased by $220 thousand to $1.030 million compared to $810 thousand in the third quarter of 1996. This was largely due to the Quanta Systems increase of $197 thousand to $515 thousand up from $318 thousand for the same quarter in 1996. Quanta Systems, for the third quarter of 1997 reflected reduced losses on the Fort Bragg contract and higher margins on contracts which included a more favorable labor mix. DCS decreased $23 thousand to $92 thousand down from $115 thousand in the third quarter of 1996. MicroAssembly increased $48 thousand to $103 thousand from $55 thousand in 1996. SecurSystems was flat at $321 even though net sales were up by $53 thousand reflecting overall lower margins on major construction projects.

Selling, general and administrative expense from continuing operations increased $140 thousand for the third quarter of 1997 to $781 thousand, up from $642 thousand in the third quarter of 1996. Quanta Systems increased $90 thousand to $328 thousand in 1997 from $238 thousand in 1996. This increase relates to the implementation of a new Management Information System as well as some additional legal costs involving the resolution of issues concerning Suntec. DCS was relatively flat at $124 thousand with a decrease of $1 thousand. MicroAssembly showed a minimal decrease of $1 thousand, down to $43 thousand in 1997 from $44 thousand in 1996. SecurSystems increased $62 thousand to $273 thousand in 1997 from $211 thousand in 1996 reflecting $32 thousand in additional product marketing development costs and additional overhead costs associated with start-up costs on large new construction contracts won during the current quarter. In addition, the third quarter of 1996 did not include $24 thousand in Corporate allocation charges. Corporate spending decreased $11 thousand. Corporate general and administrative costs decreased $36 thousand to $70 thousand for the third quarter of 1997 compared to $106 thousand in the third quarter of 1996.

Research and development costs totalled $10 thousand for the third quarter of 1997 compared to spending of $44 thousand in the third quarter of 1996. All of the research and development costs were spent at DCS which decreases by $34 thousand over the third quarter of 1996.

Interest expense increased $14 thousand to $16 thousand for the third quarter of 1997. This was compared to $3 thousand for the third quarter of 1996 and is a result of increased bank borrowings.


RESULTS OF OPERATIONS - year-to-date comparison
-----------------------------------------------
CompuDyne's net income before taxes for the nine months ended September 30, 1997 was $569 thousand, an increase of $315 thousand from the nine months ended September 30, 1996 of $254 thousand. Quanta Systems contributed $204 thousand of the increase with a pre-tax profit of $400 thousand in 1997 compared to $196 thousand in 1996. As in the quarterly comparison, this is primarily due to higher margins on contracts which included a more favorable labor mix, the reduced losses on the Fort Bragg contract and $117 thousand additional profit from contract closeouts.
DCS was down $68 thousand with a 1997 pre-tax loss of $40 thousand compared to a 1996 pre-tax profit of $28 thousand. MicroAssembly contributed $228 thousand to the increase with a $158 thousand pre-tax profit for the nine months ended September 30, 1997 compared to a loss of $70 thousand in the same period of 1996. This was due to higher margins in 1997 than in 1996 and decreased general and administrative costs due to a management reorganization. SecurSystems was down $79 thousand, showing a pre-tax profit of $8 thousand for the nine months ended September 30, 1997 compared to $87 thousand in 1996. SecurSystems had $60 thousand in Corporate allocated charges in the current year and $85 thousand in additional product marketing development costs coupled with low output in the first two quarters of 1997. The 1996 pre-tax profits for SecurSystems only reflected 3 months of operations since SecurSystems was acquired in July, 1996.

Net sales decreased $750 thousand in the nine months ended September 30, 1997 to $14.6 million compared to $15.3 million in the same period of 1996. Quanta Systems' sales for the nine months ended September 30, 1997 decreased to $8.1 million, down $3.2 million from $11.3 million for the same period in 1996. The largest part of this decrease was the $2.5 million, low margin, material pass through contract completed during the first nine months of 1996. The balance is due to slower than normal bookings in the first two quarters of 1997 resulting in lower output for the mine months ended September 30, 1997. DCS decreased $330 thousand for the 1997 period to $953 thousand from $1.3 million in 1996. MicroAssembly's net sales increased $224 thousand for the nine months ended September 30, 1997 to $1.3 million compared to $1.1 million in 1996. This is due primarily to increased sales by current customers and new customers gained through enhanced marketing efforts. SecurSystems' net sales increased $2.6 million in 1997 to $4.2 million compared to $1.6 million in 1996. The 1996 sales for SecurSystems only reflects 3 months of sales since SecurSystems was purchased in July, 1996. SecurSystems' 1997 sales also reflects a slower running rate due to low order intake in the 4th quarter of 1996 and the first half of 1997.

Although sales were down for the nine months ended September 30, 1997, gross margins increased to $2.8 million, an increase of $1.0 million over the $1.8 million in 1996. Quanta Systems contributed $455 thousand to the increase with a gross margin of $1.4 million compared to $950 thousand in 1996. This is again the result of reduced losses on the Fort Bragg contract, higher margins on contracts with a higher, more favorable labor mix and includes $117 thousand additional profit from contract closeouts. DCS was down $177 thousand to $197 thousand in 1997 compared to $375 thousand for the same period in 1996. MicroAssembly increased $121 thousand to $283 thousand compared to $162 thousand for the same period of 1996. SecurSystems' gross margin increased $551 thousand to $873 thousand for the nine months ended September 30, 1997, compared to $322 thousand for the same period of 1996. The 1996 gross margin only included three months of SecurSystems' since that company was acquired in July, 1996.

Selling, general and administration costs for the nine months ended September 30, 1997 were $2.1 million, an increase of $0.8 million over the 1996 total of $1.3 million. Quanta Systems totalled $843 thousand, a $268 thousand increase over 1996. This increase relates to legal costs incurred on the Fort Bragg claim and resolution of issues concerning Suntec, as well as the implementation of a new Management Information System. DCS decreased $11 thousand to $126 thousand in 1997, compared to $137 thousand in 1996. MicroAssembly decreased $99 thousand to $105 thousand in 1997 from $204 thousand in 1996 due largely to the elimination of goodwill and a management restructuring. SecurSystems 1997 total of $812 thousand shows an increase of $601 thousand over 1996. The 1996 selling, general and administrative costs only include three months for SecurSystems since the acquisition of SecurSystems occurred in July, 1996. Corporate general and administrative costs decreased $6 thousand to $210 thousand in the nine months ended September 30, 1997 compared to $217 thousand in 1996.

Research and development costs for the nine months ended September 30, 1997 totalled $100 thousand, a decrease of $84 thousand from 1996. All research and development costs were spent at DCS.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's principal source of cash is from bank borrowings. The majority of Quanta System's receivables are due under prime contracts with the U.S. Government, or subcontracts thereunder. The majority of SecurSystems' receivables are due under subcontracts or maintenance agreements with state and local governments. The Company had a $1.25 million secured line of credit with Asian American Bank and Trust Company of Boston, Massachusetts as of September 30, 1997 and had been approved to increase this line of credit to $1.75 million. The line of credit was formally increased to $1.75 million on November 8, 1997.

Income from operations increased $231 thousand to $472 thousand for the nine months ended September 30, 1997. Cash flows from continuing operations decreased $590 thousand from $195 thousand provided by operations to $395 thousand used in operations. The majority of this cash including cash received from accounts receivable was used to pay down accounts payables and to reduce accrued accounts payable. Payables and accruals were reduced by $2.0 million in the nine months ended September 30, 1997. CompuDyne increased short-term borrowings from the Asian American Bank line of credit to provide additional cash used in operations this quarter.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on it's financial position or results of future operations.

Quanta Systems filed a substantial claim for recovery of change order costs on the Fort Bragg contract. The claim was formally filed with the Aberdeen Proving Ground on June 18, 1997. The Government requested an audit of Quanta's costs by the Defense Contract Audit Agency (DCAA) and declined to discuss the claim until audit completion. During the audit, Quanta continued in its efforts to complete the contract, however it was constrained by factors that were beyond Quanta's control. The Government unilaterally established a completion date for the contract which Quanta could not possibly meet and on September 22, 1997, terminated the contract for default. Quanta and its' counsel filed an official Notice of Appeal with the Armed Services Board of Contract Appeals (ASBCA) on September 23, 1997. The Complaint, first set of interrogatories and request for documents were filed with ASBCA on October 22, 1997. There have been no further discussions with the Government on either the termination or on the claim for equitable adjustment. While a settlement is possible, the ASBCA and related actions and legal proceedings will likely set the pace for resolution. Legal cost for the third quarter ended September 30, 1997 were $1 thousand and $51 thousand for the nine months ended the same period.

SecurSystems has filed a claim against the County of Sonoma, California, through its general contractor, Mark Diversified, Inc., for costs associated with the additional work and time delays on the Sonoma MADF contract. The County of Sonoma has filed a counter claim against SecurSystems for costs associated with completion of work following the termination of the general contractors right to proceed on the same contract. The arbitration is expected to begin in December, 1997 with SecurSystems involvement starting in January or February, 1998. Legal costs were $46 thousand for the three months ended September 30, 1997 and $77 thousand for the nine months ended the same period.

Item 2 - Changes in Securities

   None

Item 3 - Defaults Upon Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibit (11) - Consolidated Computation of Net Income (Loss) Per
Share
   (b) Exhibit (27) - Financial Data Schedule

-------------------------------------------------------------------------

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUDYNE CORPORATION



Date: November  13, 1997                   /s/ William C. Rock
                                           ----------------------
                                           William C. Rock
                                           Chief Financial Officer

-------------------------------------------------------------------------

                                INDEX TO EXHIBITS



Computation of Net Income Per Common Share

Financial Data Schedule