Form 10-K
period 1997-12-31
COMPUDYNE CORP
filed 1998-03-31
CIK 22912

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                December 31, 1997
                         -----------------------------------
                                 OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               -----------------------------

Commission File Number                            1-4245
                      --------------------------------------

                               CompuDyne Corporation
                      --------------------------------------
               (Exact name of registrant as specified in its charter)

             Nevada                                 23-1408659
       --------------------                    -------------------
    State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization               Identification No.)

    120 Union Street, Willimantic, Connecticut         06226
    ------------------------------------------      ------------
    (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code        (860)456-4187
                                                  ---------------------
Securities registered pursuant to Section 12(b) of the Act:

 Title of each class  Name of each exchange on which registered

     Common Stock $.75 par value                 Over-The-Counter
     ---------------------------                 ----------------
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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $5.7 million as of March 23, 1998 (based upon the average of the bid and asked prices on the over-the-counter market for CompuDyne common stock on March 23, 1998 which was $3.0625 per share, as quoted on the OTC Bulletin Board(see ITEM 5.).

As of March 23, 1998, a total of 4,124,542 shares of Common Stock, $.75 par value, were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement relating to the 1997 Annual Meeting of Shareholders are incorporated in
Part III.

-------------------------------------------------------------------------
                               PART I

ITEM 1.  BUSINESS

Description of Business
-----------------------
CompuDyne Corporation ("CompuDyne" or the "Company"), a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996. CompuDyne operates in five business segments through its four wholly owned subsidiaries Quanta Systems Corporation, ("Quanta Systems"), Quanta SecurSystems Inc., ("SecurSystems"), MicroAssembly Systems, Inc., ("MicroAssembly"), and SYSCO Security Systems, Inc. ("SYSCO").

Current Developments
--------------------
On October 10, 1997, CompuDyne formed SYSCO as a wholly owned subsidiary to implement the first step in the product sales strategy of the Company. SYSCO is contracting with distributors throughout North America to sell CompuDyne's line of physical security products. The North American distribution rights to the security products of Shorrock Integrated Systems were acquired by CompuDyne with the acquisition of Shorrock Electronic Systems ("SES") in July 1996. These products include a world class group of physical security and surveillance products comprised of the ADACS Security Management Systems, Microwave fence, and T-line fence security systems. This agreement has minimum quantity requirements. CompuDyne is currently negotiating with SYSCO companies of the United Kingdom and Germany ("SYSCO UK") to acquire the North American distribution rights to their physical security product line. There are no assurances that these negotiations will be successful.

Quanta Systems is an engineering services firm providing turn-key design, fabrication, installation, training, maintenance, documentation, and systems integration of closed circuit television, access control and
intrusion detection services to government and industry.   Quanta Systems
also provides original equipment manufacturing and worldwide quick reaction capability to respond to the urgent, emergent and unique requirements of customers with critical missions. Quanta Systems is currently providing these services to the Space and Navel Warfare Systems Command, the Naval Facilities Engineering Services Center, the National Security Agency ("NSA"), the Federal Bureau of Investigation ("FBI"), the Naval Criminal Investigative Services, the Social Security Administration, and the Montgomery County Government (Maryland). Through these customers and through its continuing efforts to team with other contractors in the pursuit of more comprehensive and complex Government programs, Quanta Systems has significantly broadened its customer and contract base.

Data Control Systems ("DCS"), a division of Quanta Systems, manufactures telemetry, satellite command and control systems, radio frequency and telecommunications products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications. In 1994, DCS began marketing the Automatic Power Controller ("APC") for satellite up-link stations using Ku band transmissions which automatically compensates for signal fade during periods of inclement weather. During the third quarter of 1997, DCS completed the research, development, prototyping and first run production of a new iteration of the proprietary APC 2000. The new APC 2000 incorporates a closed-loop algorithm to complement the existing open-link algorithm found in the previous APC 2000. The closed loop is used by the smaller less sophisticated (but more numerous) ground stations. The newest model of the APC 2000 was delivered to various aerospace customers. DCS also completed development of its QPSK/BPSK model 7500 PCM demultiplexer/demodulator in 1997. The 7500 incorporates advanced technology which is resulting in related product derivatives in the telecommunications and telemetry market. During the second quarter of 1997, DCS successfully completed the research, development and prototyping of two new products derived from the 7500, the 2200 and 2250. The 2200 provides bit error rate testing. During the third quarter of 1997, DCS delivered the first 2250 and first runs of the 2200's to aerospace customers. The market for DCS's equipment is mainly with the aerospace industry and U.S. and foreign governments.

SecurSystems primarily focuses on the installation, maintenance and systems integration of highly technical security systems. Although the majority of SecurSystems work is related to detention facilities, SecurSystems also performs work in areas such as colleges, court houses, private residences, public buildings and in the transportation market. SecurSystems has offices strategically located within the United States. The home office and the Northeast regional office is located in Hanover, Maryland. Other offices are located in Riverside, California, Tucson and Chandler, Arizona and Garner North Carolina. These offices act as regional hubs to perform maintenance and installation contracts on security systems throughout the United States. SecurSystems currently has approximately $1.9 million in annual recurring maintenance work and the balance of the Company's revenue is made up of new installation and refit work. SecurSystems' customers include the Federal Bureau of Prisons, the State of Arizona, Prince Georges County (Maryland), Suffolk County (Massachusetts), The Department of the Army (Pennsylvania), Wake County (North Carolina) and North Carolina State University. CompuDyne acquired all of the capital stock of SES, now SecurSystems, on July 11, 1996.

MicroAssembly, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the "Stick-Screw (TM) System". The Stick-Screw System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes. MicroAssembly operates out of owned facilities, utilizing automatic screw machines to manufacture the Stick-Screw (TM). MicroAssembly also assembles the specially designed pneumatic drivers for inserting the screws. MicroAssembly has recently developed drill press and drill stand based models of the driver, one of which is electric and will permit sales in "clean room" environments. MicroAssembly introduced an electric Stick- Screw(TM) driver which is expected to expand its market significantly. Sales are primarily in the United States via a network of independent sales representatives, with modest sales in Europe and South America. In August 1996, MicroAssembly acquired the power screwdriver product line from Blackstone Industries for $50,000. This is a complementary line of automatic screwdrivers with vacuum pick-up. CompuDyne acquired all of the capital stock of MicroAssembly on August 21, 1995.

SYSCO is a distributor based product sales company. It was formed by CompuDyne in October, 1997 to contract with distributors for sales of physical security products. These products already include Shorrock Integrated Systems' physical security product line and SYSCO has signed a letter of intent with SYSCO UK to include their physical security product line. SYSCO has distributors in 80% of the continental United States, Canada and Mexico.

See Note 15 Industry Segment Information to the Consolidated Financial Statements of CompuDyne for more information about the results of operations from the five industry segments.

General Information

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

The Company s backlog of orders as of December 31, 1997 was $19.7 million compared to $5.7 million as of December 31, 1996. Quanta Systems backlog of $4.7 million, SecurSystems' backlog of $13.8 million (includes $5.0 million of multi year maintenance contracts), DCS backlog of $625 thousand, and MicroAssembly s backlog of $551 thousand as of December 31, 1997 compared to $3.1 million, $1.7 million, $344 thousand and $523 thousand respectively as of December 31, 1996. It is expected that approximately $14.9 million of all orders included in the current backlog will be filled by December 31, 1998.

For the year ended December 31, 1997, direct sales to the U.S. Federal Government amounted to $9.3 million or 47% of the Company's total net sales from continuing operations, compared with $15.5 million and $8.9 million in fiscal years 1996 and 1995, respectively, or 70% and 86% of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

Substantially all of Quanta Systems' Government related business is with the United States Department of Defense. Within the Department of Defense there are various agencies that are customers of the Company, with the largest being the United States Navy. At December 31, 1997, Quanta Systems had five major multi-year contracts (SPAWAR, J, K2, K3 and TETON) with the United States Government, which accounted for revenues of $9.3 million in 1997. On March 31, 1992, Quanta Systems was awarded the NISE East contract, now SPAWAR, a one-year contract with four one-year renewal options. SPAWAR provided a bridge contract to continue this effort through February 28, 1998. Quanta Systems is in negotiations for
a follow-on contract to begin in March of 1998.   This contract will be
one year with four one year option periods. The TETON contract was awarded in September, 1995 and has increased in value from $9.5 million to $13.5 million. This is a one year contract with options to renew yearly for four years. Quanta Systems is operating in the second option year of the contract. The J contract is a one year contract with options to renew yearly for four years. Quanta Systems is operating in the fourth renewal year of the contract. This contract is currently valued at $6.4 million. The K2 contract is a one year contract with options to renew yearly. Quanta Systems is currently performing in the initial base year. The K3 contract is a one year contract with options to renew yearly. Quanta Systems is performing in the first option year of the contract. The value of the contract to date is $1.3 million. If renewals under these contracts do not continue, or if terms and conditions under the contracts are substantially modified Quanta Systems will be required to modify its operations accordingly. Although most of Quanta Systems' contracts are subject to Government audit, management of the Company does not believe such audits will result in any material adjustments to the financial statements.

Most of the Federal Government contracts with the Company include a termination for convenience clause, which allows the Federal Government to unilaterally terminate a contract if it is considered to be in the best interests of the Government to do so. If the Government were to terminate a contract, the clause provisions allow the Company to submit a Termination Settlement Proposal for recovery of costs. This proposal would reflect all direct costs to the contract; all allowable indirect costs; and as applicable, other costs such as idle facility costs, abnormal severance costs and unabsorbed indirect costs resulting from the termination. Because of cost recovery from the aforementioned process, the Company believes that the immediate financial impact of a termination would be negligible. It would, however, mean that additional contracts would need to be entered into to offset the longer-term, negative effects of the termination on revenues and profits. The Company, trying to mitigate this minimal threat, has made considerable progress in diversifying its contracts and customer base over the past three years.

The Company is subject to intense competition from numerous companies that sell in regional, national and international markets. Many of these competitors are substantially larger than the Company. There have been significant international political changes that could have a major impact on the market for CompuDyne's products and services. During the last several years, dramatic changes have taken place throughout the world that have had, and will continue to have, an impact on future U.S. Defense spending. In addition, current budget constraints which have affected the overall U.S. economy have impacted CompuDyne's operations. The Company has significant sales to various organizations involved in the Country's security and intelligence efforts. The Company has intensified its efforts to market to other agencies of the government to counteract the projected decline in defense spending. The Company believes that overall U.S. expenditures for physical security installations and intelligence gathering will continue to out pace the general economy.

The Company is currently undertaking research and development activities at DCS to expand and improve its product lines. Research and development expenditures were $172 thousand during the fiscal year ended December 31, 1997 compared with $234 thousand and $359 thousand during 1996 and 1995, respectively. In 1997 expenditures were made by DCS to expand the demodulation/demultiplexor product lines.

At December 31, 1997, the Company had 172 employees. None of the employees is subject to collective bargaining agreements.

Year 2000 Compliance
--------------------
The Company has identified all significant software and hardware applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The modification process of all significant applications and operational systems is substantially complete. The Company plans on completing the process of modifying all significant applications by December 31, 1998. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

Financial Information About Foreign and Domestic Operations
-----------------------------------------------------------
Export sales for the Company were $257 thousand, $576 thousand and $125 thousand, for the years ended December 31, 1997, 1996 and 1995, respectively.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
Any statements in this Annual Report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward-looking statements in this Annual Report related to the Company s objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for the Company s existing and new products, continued growth in sales and market share of the Company s products, pricing, market acceptance of existing and new products, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved. In addition, the Company s objectives of future growth, profitability and financial returns are also subject to the uncertainty of the continuation and renewal of the SPAWAR Contract and the Teton Contract.

ITEM 2.  PROPERTIES
-------------------
The following table sets forth the main facilities of the Company's operations:

  Approximate
                                Primary        Owned or   Square Feet
Location                        Purpose        Leased (1)   of Space
---------                     --------------   ----------  -----------

Corporate Office
----------------
Willimantic, Connecticut      Administrative     Owned        2,900

Quanta Systems
--------------
Gaithersburg, Maryland/Admin. Engineering         Leased      14,690
Gaithersburg, Maryland        Manufacturing       Leased       8,400
Gaithersburg, Maryland        Sub-Leased          Leased       7,300

MicroAssembly
-------------
Willimantic, Connecticut      Manufacturing       Owned        7,000

SecurSystems
------------
Hanover, Maryland             Admin/Whse          Leased       9,500
Garner, North Carolina        Engineering         Leased       2,000
Tucson, Arizona               Engineering         Leased       1,500
Riverside, California         Engineering         Leased       1,300
Chandler, Arizona             Engineering         Leased       2,500

(1) See Note 12 to the Consolidated Financial Statements for additional information relating to lease expense and commitments.

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

SecurSystems leases five buildings within the United States. The Northeast region and Home office located in Hanover, Maryland provides office space, engineering and storage space for the Northeastern United States as well as the administrative functions of the Home office. The Southeast office located in Garner, North Carolina provides office space, engineering and storage space to service the Southeastern United States. The two Arizona offices, one in Tucson and the other outside of Phoenix in Chandler, Arizona, provide bases to service the Arizona maintenance operations and also to service any projects in the Midwestern and Western United States. The California office in Riverside, is currently being used to service a contract in Western Arizona. It is anticipated that after the completion of this contract the Riverside office will be closed in mid 1998. The Company is currently looking at establishing offices in other areas of the United States in order to take advantage of contract security maintenance work available in other areas.

The Company leases only those properties necessary to conduct its' business and does not invest in real estate or interests in real estate on a speculative basis. The Company believes that its' current properties are suitable and adequate for its current operations, however, as its operations grow, additional space may be needed to service contracts in other areas.

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

On June 18, 1997, after being denied equitable adjustment consideration for a series of change order costs, Quanta Systems filed a claim for $ 853 thousand with the Aberdeen Proving Grounds (the contracts office) for work being performed at Fort Bragg. After failing to receive a response from the Government within the allotted time frame, Quanta filed a deemed denied appeal on November 10, 1997 with the Armed Services Board of Contract Appeals ("ASBCA"). Subsequent to Quanta s appeal filing, the Government formally denied all claim elements. On July 31, 1997, the Government unilaterally established a September 19, 1997 completion date for the contract. Quanta forwarded two written responses to this unilateral action, apprising the Government that overall contract completion was contingent upon the Vicon Corporation s completion of a Protech software package (specified in the contract), which was still being debugged by Vicon. On September 22, 1997, without further discussion, the Government terminated the contract for default. During the week preceding the termination, Quanta s representatives had walked the Contracting Officer s Representative ("COR") through the job to demonstrate that the job was effectively 99% complete. Quanta Systems filed an official Notice of Appeal from the termination with the ASBCA on September 23, 1997. Quanta Systems and U.S. Army counsel are currently engaged in discovery in both appeals, (Claim and Termination). Legal costs for the fiscal year ended December 31, 1997, which have been fully absorbed, were $76 thousand.

On February 20, 1998, SecurSystems settled its claims against and from the County of Sonoma, California. The net effect of the settlement was a one time charge of $270 thousand ($158 thousand after taxes) in fiscal 1997 for costs accumulated through the claim settlement date. With this settlement there will be no additional liabilities to the Company resulting from these issues in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------
Proposal to amend the CompuDyne 1996 Stock option plan for non-employee directors.

                                  PART II


ITEM 5.MARKET FOR COMPUDYNE COMMON STOCK
AND RELATED SHAREHOLDER MATTERS
----------------------------------------
CompuDyne Common Stock is traded in the over-the-counter market, and in January 1993 began being quoted on the OTC Bulletin Board, an inter-dealer quotation medium maintained by the National Association of Securities Dealers, Inc., under the symbol "CDCY". There were 1,940 common shareholders of record as of March 23, 1998.

The following table sets forth the high and low bids for CompuDyne Common Stock from January 1, 1996 to December 31, 1997 on the over-the-counter market, as quoted on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

Quarter Ended                                 High          Low
-------------------------------------------------------------------------
March 31, 1996                                $ 1 3/8     $ 1 1/4
June 30, 1996                                   1 3/8         7/8
September 30, 1996                              1 1/4       1 1/4
December 31, 1996                               1 1/4         3/4

Quarter Ended                                  High          Low
-------------------------------------------------------------------------
March 31, 1997                                $ 1 3/4     $   7/8
June 30, 1997                                   3 1/2       1
September 30, 1997                              3           1 3/4
December 31, 1997                               3           1

The Company has not paid any dividends on its Common Stock during the past three fiscal years, and its Board of Directors has no intention of declaring a dividend in the foreseeable future.


Recent Sales of Unregistered Securities
---------------------------------------
None

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report and in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

(In thousands except per share data):   For the years ended December 31,
                                        --------------------------------
                                1997    1996    1995      1994     1993

Net sales                    $ 20,016 $ 22,142 $ 10,308 $ 9,699 $ 9,571
Gross profit                 $  3,478 $  2,803 $  1,516 $ 1,586 $ 1,884
Selling, general and
 administrative                 2,456    2,102    1,214   1,095   1,492
Research and development          172      234      359      66     113
Interest expense, net
 of interest income          $     62 $     39 $     22 $    (7)$   111

Income (loss) from continuing
 operations before extra-
 ordinary items              $     696 $   391 $   (210)$ 2,065 $   253
Loss from discontinued
 operations                          -     (60)    (453)   (860)   (211)
Extraordinary items (Note a)         -       -        -     523     161
                              --------  ------  -------  ------  ------
Net income (loss)            $     696 $   331 $   (663) $1,728 $   203
                              ========  ======  =======   =====  ======
Basic EPS:
  Continuing operations      $     .23 $   .17 $   (.13) $ 1.18 $   .15
Discontinued operations              -    (.03)    (.27)   (.49)   (.13)
 Extraordinary items                 -       -        -     .30     .10
                              --------  ------  -------   -----  ------
  Net income (loss)          $    .23  $   .14 $   (.40) $  .99 $   .12
                              =======   ======  =======   =====  ======

Weighted average number
 of common shares
 outstanding                    3,005    2,294    1,657   1,748   1,686
                              =======   ======   ======   =====  ======
Diluted EPS:
  Continuing operations      $    .16  $   .10  $  (.13) $ 1.18 $   .15
Discontinued operations             -     (.02)    (.27)   (.49)   (.13)
Extraordinary items                 -        -        -     .30     .10
                              -------   ------   ------   -----  ------
  Net income (loss)          $    .16  $   .08  $  (.40) $  .99 $   .12
                              =======   ======   ======   =====  ======
Weighted average number
 of common shares and
 equivalents                    4,364    3,762    1,657   1,748   1,686
                              =======   ======   ======   =====  ======

Total assets                 $  7,429 $  7,575 $  3,947 $ 2,114 $  1,993
                              =======  =======  =======  ======  =======
Long-term debt, net          $     30 $     50 $    470 $     - $  1,050
                              =======  =======  =======  ======  =======
Total shareholders equity/
 (deficit)                   $  2,162 $  1,776 $    421 $     - $ (1,736)
                              =======  =======  =======  ======  =======

Notes:
(a) The extraordinary items are a rent settlement in 1993 and debt forgiveness in 1994.
(b) For the year ended December 31, 1995, the conversions of Common Stock equivalents into common shares would result in an increased net (loss) per share amounts which are anti-dilutive and are therefore not included as common equivalent shares. Income per common share was determined by dividing net income (loss), after deduction of dividend requirements on the CompuDyne Convertible Preference Stock, ( Preferred Stock ), which was issued in August 1995, by the weighted average number of shares of Common Stock. Accordingly, net income is not reduced for the related preferred dividend requirement. In November, 1997 the Series D Preference Stock was converted into Common Stock. There was no dividend requirement on the preferred stock for 1996 or 1995 due to the effect of purchase accounting on MicroAssembly's results.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------

Financial Condition
-------------------
During 1997, CompuDyne's net worth increased by $386 thousand to $2.2 million at December 31, 1997. Debt outstanding was $1.4 million at December 31, 1997 compared to $232 thousand at December 31, 1996. Working capital was $1.9 million at December 31, 1997 compared to $1.8 million at December 31, 1996.

During 1997, CompuDyne had net income of $696 thousand compared to $331 thousand in 1996, or a 110% increase over last year. This was realized even though the Company recognized an additional loss of approximately $197 thousand on the fixed-price Ft. Bragg contract at Quanta Systems. A claim is being pursued to recover a substantial portion of the loss (see "Legal Proceedings"). In addition, SecurSystems settled a dispute with the County of Sonoma resulting in a net cost to SecurSystems of $158 thousand after tax in fiscal 1997. SYSCO spent $147 thousand in start-up costs fiscal 1997. Net income includes twelve months of operations for SecurSystems in 1997 compared to six months of operations in 1996.

Results of Operations - 1997 compared with 1996
-----------------------------------------------
CompuDyne's net sales decreased $2.1 million in 1997 to $20 million, down from $22.1 million in 1996. Sales at Quanta Systems decreased to $10.7 million in 1997, down $4.9 million from $15.6 million in 1996. This decrease was primarily due to the nonrecurring low margin orders completed during the first nine months of 1996. The balance is due to slower then normal bookings for the first two quarters of 1997 resulting in lower output for the year ended December 31, 1997. DCS' sales decreased $163 thousand to $1.3 million in 1997 from $1.5 million in 1996. MicroAssembly increased sales $281 thousand to $1.8 million in 1997, up from $1.5 million in 1996. This is due to increased sales to current customers and new customers gained through increased sales efforts. SecurSystems' sales were $6.2 million for twelve months in 1997 compared to $3.5 million for six months of 1996. SecurSystems was acquired in July 1996. SecurSystems' sales reflect lower billings due to low order intake in the fourth quarter of 1996 and the first half of 1997; however, the backlog is currently $13.8 million (including a $5 million multi-year maintenance contract).

CompuDyne's gross margins increased $675 thousand to $3.5 million, up from $2.8 million in 1996 even though net sales for 1997 decreased. Quanta Systems contributed $241 thousand to this increase. Although Quanta Systems' sales decreased in 1997, Quanta Systems' sales were at higher profit margins in 1997 than in 1996. This was primarily due to nonrecurring low margin orders completed in 1996 and $117 thousand additional profit booked due to contract closeouts during the year. Quanta Systems absorbed a $197 thousand loss on the Fort Bragg contract in 1997. DCS' profit margin went down $98 thousand in 1997 generating a gross margin of $364 thousand compared to $462 thousand in 1996. This decrease in gross margin was due to a decrease in sales and a related decrease in cost of goods sold. Quanta SecurSystems contributed $1.1 million to 1997 gross margins. This was up from $677 thousand in 1996. Quanta SecurSystems was acquired in July, 1996 and the margin was 17.4% in 1997 compared to 19.2% in 1996. This was due to lower margin installation contracts performed in 1997. MicroAssembly contributed $125 thousand to the increase in gross margin. This was due to increasing sales by 18.9% and only increasing cost of goods sold by 12.1%.

Selling, general and administrative expenses increased $354 thousand in 1997 to $2.5 million from $2.1 million in 1996. Quanta Systems remained fairly constant with only a modest increase of $15 thousand, spending $930 thousand in 1997 compared to $915 thousand in 1996. DCS spent $174 thousand in 1997, $41 thousand less than the $215 thousand spent in 1996. This savings was due to the consolidation of some facilities and operations with Quanta Systems. SecurSystems spent $1.0 million in 1997, up by $569 thousand from the $432 thousand spent in 1996. The 1997 spending, by SecurSystems included twelve months of operations while the 1996 spending only covered six months since SecurSystems was acquired in July 1996. Included in the 1997 spending was $270 thousand for Sonoma settlement costs. SYSCO spent $147 thousand in start-up costs in 1997.

Research and development costs, which are related only to Quanta Systems' DCS product division totalled $172 thousand for 1997. This was a decrease of $62 thousand compared to the $234 thousand spent in 1996.
The 1997 expenses were spent on expanding the Company's demodulator/demultiplexor product line.

CompuDyne's 1997 income from continuing operations before extraordinary items of $696 thousand compares with a profit of $391 thousand in 1996. This $305 thousand increase is due to the tax effect of net operating loss carryforwards ("NOLs") and the establishment of a deferred tax asset. In addition Quanta Systems' increased margins on contracts which included a more favorable labor mix contributed to the increase and $117 thousand additional profit was realized from contract closeouts. MicroAssembly's increased sales also contributed to this increase.
Quanta Systems income increased $234 thousand to $517 thousand in 1997 from $283 thousand in 1996. This increase was primarily due to increased margins of 15.8% in 1997 compared to 9.3 % in 1996. SecurSystems showed a loss of $97 thousand in 1997 compared to a profit of $113 thousand in 1996. This was a decrease of $210 thousand. SecurSystems absorbed $270 thousand in settlement and legal costs to finalize the Sonoma claim in fiscal 1997. SYSCO reported a $147 thousand loss in 1997 for start-up costs with no offsetting revenues. Corporate activities realized a profit of $169 thousand due to tax issues, including the use of NOLs and the establishment of a deferred tax asset.

Interest paid in 1997 totalled $62 thousand, an increase of $7 thousand over the 1996 total of $55 thousand. This increase was due to the expanded use of credit to finance operations and expansion during 1997. See "Liquidity".

There were no losses from discontinued operations in 1997. In 1996, Quanta Systems spent $60 thousand related to a discontinued subsidiary.

Results of Operations - 1996 compared with 1995
-----------------------------------------------
CompuDyne's net sales, which increased significantly from $10.3 million in 1995 to $22.1 million in 1996, a 114% increase, were comprised of services revenue, telemetry and data acquisition product sales at Quanta Systems, Stick-Screw (TM) products at MicroAssembly, and services revenue at newly acquired SecurSystems. Quanta Systems's services revenue in 1996 was $15.6 million, $6.8 million more than 1995. This increase in services revenue was attributable to increases in task spending on Government contracts, particularly on materials intensive facilities improvement tasks at naval facilities. Quanta Systems services revenue represented 70% of 1996 total CompuDyne revenues compared to 86% of 1995 revenues. MicroAssembly's product sales increased from $567 thousand in 1995 to $1.5 million in 1996, an increase of 164%, but not totally comparable since 1995 data for MicroAssembly reflected results only from August 21 (acquisition date) through December, 1995. SecurSystems contributed sales of $3.5 million for the six-month period following its acquisition in July, 1996.

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

The 1996 income from continuing operations before extraordinary items of $391 thousand compares with a loss in 1995 of $210 thousand. The increase in such income is attributable to the increased sales and profitability of Quanta Systems and the purchase of SecurSystems. SecurSystems contributed $192 thousand before taxes to profits since it was purchased by CompuDyne in July 1996. Although a loss of $550 thousand was recorded on a Ft. Bragg fixed-price contract at Quanta Systems in 1996, increased sales of $7.4 million at Quanta Systems (from $9.7 million to $15.6 million) combined with an expense-reducing corporate reorganization resulted in an increase in profits at Quanta Systems of $416 thousand compared with 1995. Contributing to the improved performance at Quanta Systems was an increase in sales and elimination of losses at its DCS division.

Total interest expense for 1996 was $55 thousand compared with $31 thousand for 1995. The increase was due to the expanded use of credit to provide working capital.

Loss from discontinued operations in 1996 was $60 thousand compared with 1995's loss of $453 thousand. The loss for 1996 reflects settlements of Suntec-incurred, Quanta Systems-liable obligations and reserves for potential future Suntec-related obligations.

Liquidity
---------
The Company's principle source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, the majority of which are due under prime contracts with the United States Government, or subcontracts thereunder.

The Company has a secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts which allows borrowings of up to 75% of eligible accounts receivable. At December 31, 1996, the maximum available under the line was $850 thousand which has been increased to $1.75 million at December 31, 1997. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, and a debt service ratio of at least 1.0 to 1 with which the Company was in compliance. During 1996, the interest rate was 2% above the prime; the rate was reduced to .5% above prime in August, 1997 (10% at December 31, 1997.) At December 31, 1997 and 1996, the Company had outstanding borrowings of $1.3 million and $121 thousand respectively. The current line is due to expire on July 1, 1998.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand with no expiration date. The line of credit is guaranteed by Mr. Roenigk. The rate is prime plus 2% (11.5% at December 31, 1997) and there was $27 and $41 thousand outstanding as of December 31, 1997 and 1996, respectively.



Net cash flows used in operations was $838 thousand in 1997, a decrease of $1.1 million from the 1996 cash flow provided by operations of $301 thousand. Cash from net income increased from $391 thousand in 1996 to $696 thousand in 1997. A total of $1.4 million was used to pay down accounts payable and accrued expenses. An additional $195 thousand was used to purchase capital equipment.

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

Capital Resources
-----------------
Capital expenditures totalled $195 thousand in 1997 compared with $33 thousand in 1996. The Company has projected spending up to $250 thousand for capital expenditures in fiscal 1998.

Recently Issued Accounting Standards
------------------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock-based employee compensation plans. Under this method, compensation cost is measured based on the fair value of the stock award when granted and is recognized as an expense over the service period, which is usually the vesting period.

The new standard permits companies to continue to account for equity transactions with employees under existing accounting rules, but requires disclosure in a note to the financial statements of the pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company has disclosed the pro forma impact that the adoption of this standard has on net income and earnings/(loss) per share for fiscal years 1995, 1996 and 1997.

In February, 1997, the financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This standard replaces the primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company has restated EPS for fiscal years 1995, 1996 and 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See Item 14 below.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND  FINANCIAL DISCLOSURE
---------------------------------------------------------------------
None.


                               PART III
                               --------

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of its fiscal year ended December 31, 1996, or April 30, 1997, relating to its 1997 Annual Meeting of Stockholders.

                               PART IV
                               -------

ITEM 10. EXHIBITS, FINANCIAL STATEMENTS
AND REPORTS ON FORM 8-K
---------------------------------------
(a)  Financial Statements
The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.
(b)  Reports on Form 8-K
     None
(c)  Exhibits
     The Exhibits listed on the index below are filed as a part of this Annual Report.

                              COMPUDYNE CORPORATION
                                INDEX TO EXHIBITS
                                  (Item 10(c))

3(A) Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996 herein incorporated by reference to Registrant's Proxy Statement dated May 15, 1996 for its 1996 Annual Meeting of Shareholders.

3(B) Agreement and Plan of Merger dated May 8, 1996 is incorporated by reference as Exhibit 3(B) to registrant's 10-K filed March 31, 1997.

3(C). By-Laws, as amended through January 28, 1997 and as presently in effect, is incorporated by reference as Exhibit 3(C) to registrant's 10-K filed March 31, 1997.

10 (A). 1996 Stock Incentive Compensation Plan incorporated herein by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1996 Annual Meeting of Shareholders.

10 (D) The credit Agreement dated December 20, 1996 between Asian American Bank and Trust, CompuDyne, Quanta Systems, MicroAssembly and SecurSystems is filed herewith.

10 (E) Form of Management Stock Purchase Agreement dated August 1, 1993 between CompuDyne Corporation and each of Messrs. Blackmon, and Mrs. Burns is incorporated by reference as Exhibit 10.1 of Registrant's Form 10-Q filed September 30, 1993.

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

10(I) 1996 Stock Non-Employee Director Plan incorporated herein by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1996 Annual Meeting of Shareholders.

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

10(S) Amendment number two dated August 29, 1997 to the Asian American Bank and Trust Credit Agreement dated November 18, 1994 is filed herewith.

21.  Subsidiaries of the Registrant is filed herewith.

27.Financial Data Schedule


                      COMPUDYNE CORPORATION AND SUBSIDIARIES

                           INDEX TO FINANCIAL STATEMENTS

                                     (Item 14(a)(1))


                                                                 Page(s)

    Independent Auditors' Report                                   16

    Consolidated Balance Sheets at December 31, 1997
      and 1996                                                     17

    Consolidated Statements of Operations for the
      years ended December 31, 1997, 1996 and 1995                 18

    Consolidated Statements of Cash Flows for the
      years ended December 31, 1997, 1996 and 1995                 19

   Consolidated Statements of Changes in Shareholders'
      Equity for the years ended
      December 31, 1997, 1996 and 1995                             20

    Notes to Consolidated Financial Statements                   21-34



                                (Item 14(a)(2))


Financial  Statement Schedule

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December
  31, 1997, 1996 and 1995                                          35


                              INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of CompuDyne Corporation:

We have audited the accompanying consolidated balance sheets of CompuDyne Corporation and subsidiaries as of December 31, 1997, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audit also included the financial statement schedule listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule as of and for the years ended December 31, 1997, 1996 and 1995, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/Deloitte &  Touche LLP

Washington D.C.
March 23, 1998

-------------------------------------------------------------------







                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                        ASSETS

                                                   December 31,
                                                   1997    1996
                                                  -------------
                                                   (In Thousands)
Current Assets
  Cash and cash equivalents                       $    -   $  186
  Accounts receivable                               4,757   5,273
  Inventories
   Finished goods                                      72      93
   Work in progress                                   888     778
   Raw materials and supplies                         612     471
                                                   ------   -----
      Total Inventories                             1,572   1,342
                                                   ------   -----
  Prepaid expenses and other current assets            95      57
      Total Current Assets                          6,424   6,858
                                                   ------   -----
Non-current receivable related parties                 60      60

Property, plant and equipment, at cost
  Land and improvements                                26      26
  Buildings and leasehold improvements                250     190
  Machinery and equipment                           1,055     948
  Furniture and fixtures                              287     210
  Automobiles                                          84      78
                                                   ------   -----
                                                    1,702   1,452
  Less accumulated depreciation and amortization      990     863
                                                   ------   -----
    Net property, plant and equipment                 712     589
                                                   ------   -----

Deferred tax asset                                    124       -
Intangible assets, net of accumulated amortization     66      53
Other assets                                           43      15
                                                   ------   -----
  Total other assets                                  233      68
                                                   ------   -----
Total Assets                                       $7,429  $7,575
                                                   ======  ======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 2,104 $3,017
  Bank notes payable                                 1,339    162
  Accrued pension costs                                  -     32
  Other accrued expenses                             1,015  1,249
  Billings in excess of contract costs incurred          -    562
  Accrued income taxes                                  35      -
  Current portion of deferred compensation              26     38
  Current portion of notes payable-related parties      20     20
                                                    ------  -----
      Total Current Liabilities                      4,539  5,080

  Notes payable-related parties                         30     50
  Long term pension liability                          489    393
  Deferred compensation, net of current portion          -     25
  Other liabilities                                    209    185
  Deferred income taxes                                  -     66
                                                    ------  -----
      Total Liabilities                              5,267  5,799
                                                    ------  -----
Shareholders' Equity
  Convertible preference stock, Series D,
  Redemption value of $1.50 per share, 1,260,460
  Shares authorized, issued and outstanding
  at December 31, 1996                                   -    945

  Common stock, par value $.75 per share:
    10,000,000 shares authorized; 4,124,542
    and 2,864,082 shares issued at December 31,
    1997 and 1996, respectively                      3,093  2,148
  Other capital                                      8,203  8,203
  Treasury shares, at cost; 16,666 shares                -      -
  Receivable from management                          (90)    (90)
  Accumulated Deficit                              (9,044) (9,430)
                                                    -----   -----
      Total Shareholders' Equity                    2,162   1,776
                                                    -----   -----
Total Liabilities and Shareholders' Equity         $7,429  $7,575
                                                   ======  ======

               See notes to consolidated financial statements


                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                       Years Ended December 31,
                                       1997       1996     1995
                                       ------------------------
                         (In thousands, except per share amounts)

Net sales                           $ 20,016  $ 22,142  $ 10,308
Cost of goods sold                    16,538    19,339     8,792
                                     -------   -------   -------
Gross margin                           3,478     2,803     1,516

Sonoma settlement costs                  270         -         -
Selling, general and administrative
 expenses                              2,456     2,102     1,214
Research and development                 172       234       359
                                      ------    ------    ------
Operating income (loss)                  580       467       (57)
                                      ------    ------    ------

Other (income) expense
 Interest expense                         62        55        31
 Interest income                           -       (16)       (9)
 Other (income)expenses                  (20)      (33)      186
                                      ------    ------    ------
   Total other (income) expense           42         6       208
                                      ------    ------    ------


Income (loss) from continuing
  operations before income taxes         538       461      (265)
Income tax provision (benefit)          (158)       70       (55)
                                      ------    ------    ------
Income (loss) from continuing
 operations                              696       391      (210)

Discontinued Operations:
Loss from discontinued operations          -       (60)     (352)
Loss on disposal of discontinued
 operations                                -         -      (101)
                                      ------    ------    ------
Loss from discontinued operations          -       (60)     (453)
                                      ------    ------    ------
Net income (loss)                   $    696  $    331  $   (663)
                                     =======   =======   =======

Basic EPS:
  Continuing operations             $    .23  $    .17  $   (.13)
  Discontinued operations                  -      (.03)     (.27)
  Extraordinary items                      -         -         -
                                     -------   -------   -------
  Net income (loss)                 $    .23  $    .14  $   (.40)
                                     =======   =======   =======
Weighted average number of common
 shares outstanding                    3,005     2,294     1,657
                                     =======   =======   =======
Diluted EPS:
  Continuing operations             $    .16  $    .10  $   (.13)
  Discontinued operations                  -      (.02)     (.27)
  Extraordinary items                      -         -         -
                                     -------   -------   -------
  Net income (loss)                 $    .16  $    .08  $   (.40)
                                     =======   =======   =======

Weighted average number of common
 shares and equivalents                4,364     3,762     1,657
                                     =======   =======   =======


See notes to consolidated financial statements



                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                       Years Ended December 31,
                                       --------------------------
                                       1997       1996       1995
                                       --------------------------
                                             (In Thousands)
Cash flows from operating activities:
  Net income (loss) from continuing
  operations                           $   696  $    391  $  (210)
Adjustments to reconcile net income
 to net cash from operations:
  Depreciation and amortization            114       104        45
  Deferred income tax (benefit)           (189)      (25)      (20)
Changes in assets and liabilities:
  Accounts receivable                      516    (2,123)     (393)
  Accounts receivable-related party          -         -         5
  Inventory                               (285)     (423)     (138)
  Prepaid expenses                         (38)       52        15
  Other assets                             (28)        -         -
  Accounts payable                        (913)    1,240       338
  Accrued expenses                        (104)      553      (131)
  Accrued income taxes                     (35)        -         -
  Billings in excess of costs incurred    (562)      562         -
  Other liabilities                        (10)       27        11
                                         -----     -----     -----
Net cash flows (used in) provided by
 continuing operations                    (838)      358      (478)
                                         -----     -----     -----


  Loss on discontinued operations            -       (60)     (453)
  (Increase) decrease in net assets
   of discontinued operations                -         3       132
                                         -----     -----     -----
  Cash flows used in discontinued
   operations                                -       (57)     (321)
                                         -----     -----     -----

Net cash flows (used in) provided
  by operations                           (838)      301      (799)
                                         -----     -----     -----
Cash flows from investing activities:
  Net cash (used for) received from
   acquisitions                              -      (566)       52
  Additions to property, plant and
   equipment                              (195)      (33)      (78)
                                         -----     -----     -----
Net cash flows used in investing
  activities                              (195)     (599)      (26)
                                         -----     -----     -----
Cash flows from financing activities:
  Conversion of series D preference
    stock                                (310)         -         -
  Issuance of common stock                  -        600         -
  Payment of receivable from management     -          1         1
  Increase/(decrease) in short
    term debt                           1,177        (97)      258
  Proceeds from note payable,
    related parties                         -          -       400
  Repayment of note payable related
   parties                                (20)       (20)      (10)
                                        -----      -----     -----
Net cash flows provided by financing
  activities                              847        484       649
                                        -----      -----     -----
Net (decrease) increase in cash and
  cash equivalents                       (186)       186      (176)
Cash and cash equivalents at the
  beginning of the year                   186          -       176
                                        -----      -----     -----
Cash and cash equivalents at the
  end of the year                    $      -  $     186   $     -
                                      =======   ========   =======
Supplemental disclosures of cash flow
  information:
 Cash paid during the year for:
  Interest                           $     62  $      55   $    15
  Income taxes, net of refunds $           70  $       -   $   (30)


                 See notes to consolidated financial statements.


                       COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



($ In Thousands)                               Rec.  Accumu-
                  Preference Common   Other    From   lated  Treas.
                      Stock  Stock    Capital  Mgmt. Deficit Shares Total
                     ------  -------  ------- -----  ------- ------ -----
Bal. January 1, 1995  $   -  $ 1,202  $ 7,988 $ (92) $(9,098) $  -  $ -
Net loss                  -        -        -     -     (663)    -  (663)
Shares issued-
  common stock            -      153      (15)    1        -     -   139
Shares issued-
 preference stock     $ 945  $     -  $     - $   -  $     -  $  - $ 945
                       ----   ------   ------  ----   ------   ---   ---
 Bal. Dec. 31, 1995,
 as restated            945     1,355   7,973   (91)  (9,761)    -   421

Net Income                -         -       -     -      331     -   331
Shares issued-
  Common shares           -       793     230     -        -     - 1,023
Purchase of treasury
 stock                    -         -       -     -        -     -     -
Payments from
  management              -         -       -     1        -     -     1
                      -----     -----   -----   ----   -----   ---  -----
Bal. at December 31,
  1996              $   945   $ 2,148 $ 8,203  $(90) $(9,430) $  - $1,776

Net Income                -         -       -     -      696     -    696
Preferred shares
 converted to
 Common shares         (945)      945       -      -    (310)    -  (310)
                     ------    ------  ------   ----  ------   ---  ----
Bal. at December 31,
  1997              $     -   $ 3,093 $ 8,203  $ (90)$(9,044) $  - $2,162
                     ======    ======  ======   ====  ======   ==== =====

                    See notes to consolidated financial statements.


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS
-----------------------------
Description of Business - CompuDyne Corporation ("CompuDyne" or the "Company") a Nevada corporation, was incorporated in Pennsylvania on December 8, 1952. On May 8, 1996, CompuDyne changed its state of incorporation to Nevada after receiving shareholder approval at the 1996 Annual Meeting of Shareholders. CompuDyne operates in five business segments through its wholly owned subsidiaries Quanta Systems Corporation ("Quanta Systems"), Quanta SecurSystems, Inc., ("SecurSystems"), MicroAssembly Systems, Inc. ("MicroAssembly") and SYSCO Security Systems, Inc. ("SYSCO").

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

Data Control Systems ( DCS ) a division of Quanta Systems, manufactures a proprietary line of telemetry, satellite command and control systems, radio frequency and telecommunications products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of telecommunications, military, intelligence and commercial applications. The market for DCS' current products is mainly with U.S. and foreign governments as well as aerospace and telecommunications companies.

SecurSystems primarily focuses on the installation, maintenance and system integration of highly technical security systems. Although the majority of SecurSystems work is related to detention facilities, SecurSystems has also performed work in areas such as colleges, court houses and in the transportation market.

MicroAssembly, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the Stick-Screw System . The Stick-Screw (TM( System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw (TM) System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes. Sales are primarily in the United States via a network of independent sales representatives, with modest sales in Europe and South America. In 1996 MicroAssembly acquired the power screwdriver product line from Blackstone Industries for $50,000. This is a complimentary line of automatic screwdrivers with vacuum pick-up.
SYSCO, located in Hanover, Maryland is a distributor based product sales company. It was formed by CompuDyne to set up a national network of sales representatives and dealers. These products include Shorrock Integrated Systems' physical security product line and will include SYSCO United Kingdom's physical security product line if negotiations are completed.

2.   SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------
Principles of Consolidation - The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

Inventories - Raw material inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process represents direct labor, materials and overhead incurred on products not yet delivered. Finished goods are valued at the lower of cost or market.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain estimates used by management are susceptible to significant changes in the economic environment. These include estimates of percentage-completion on long term contracts and valuation allowances for contracts accounts receivable. Actual results could differ from those estimates.

Revenue Recognition - Revenue under cost reimbursement contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts are recognized to the extent of billable rates times hours delivered plus materials expenses incurred. Revenue from fixed price contracts is recognized under the percentage of completion method. Revenue from the sale of manufactured products is recognized based on shipment date. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost less accumulated depreciation and amortization.
Depreciation is computed using principally the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives are as follows:

Buildings and improvements             7-39 years
Machinery and equipment                3-10 years
Furniture and fixtures                 3-10 years

Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized.

Other Intangible Assets - Intangible assets consist of a trademark amortized on a straight-line basis over 15 years and a deferred credit for negative goodwill recorded due to the acquisition of SecurSystems amortized on a straight-line basis over 5 years. Accumulated amortization was $12 thousand and ($29) thousand respectively at December 31, 1997.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the company considers temporary investments with original maturities of three months or less to be cash equivalents.

Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock Based Compensation - In 1996, the Company adopted SFAS No. 123,
 Accounting for Stock-Based Compensation.   As permitted under this
Statement, the Company continues to follow the Accounting Principles Board ( APB ) Opinion No. 25 for the recognition and measurement of employees stock-based compensation and therefore provides only the disclosures required under SFAS No. 123.

New Accounting Pronouncements - In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this statement for the year ending December 31, 1998. This statement extends the previous requirements to disclose certain information about an entity's capital structure found in APB Opinion No. 10, "Omnibus Opinion-1996, No. 15, "Earnings per Share, and FASB Statement No. 47, "Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

In June, 1997 the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statement for fiscal periods beginning after December 15, 1997. This statement may require the company to make additional disclosures.

In June 1997, the FASB issued No. 131, "Disclosures about Segments of an Enterprise and Related Information, which requires the Company to present certain information about operating segments and in condensed financial statements for interim periods. The Company is required to adopt the provisions of the statement for the year ending December 31, 1998. The statement may require the Company to make additional disclosures.

3.  NET INCOME (LOSS) PER SHARE
-------------------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and accordingly, has been adopted by the Company as of December 31, 1997. The Company has restated earnings per share for fiscal years 1995 and 1996. Options to purchase 53,050 shares of common stock at $2.81 were outstanding during 1997 but were not included in the computation of diluted net income per common share because the options' exercise price was greater than the average market price of the common shares. The options were still outstanding at December 31, 1997. Options to purchase 200,000, 56,290 and 25,000 shares of common stock at $1.50, $1.81 and $2.00, respectively were outstanding during 1996 but were not included in the computation of diluted net income per common share because the options' exercise prices were greater than the average market price of the common shares. Preferred stock convertible to 1,260,460 shares of common stock was not included in the computation of diluted net income per share in 1995 because such shares would have been anti-dilutive.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:
                                                           Per Share
                                         Income    Shares     Amount
                                         ------    ------     -------
                                                   ($ in thousands)
Basic net income per common share
 for the year ended December 31, 1997:
Income available to common stockholders $   696     3,004,974  $  .23
                                                                -----
Effect of dilutive preferred stock                  1,102,902
Effect of dilutive stock options              -       256,325
                                         ------     ---------
Diluted net income per common share
 for the year ended December 31, 1997   $   696     4,364,201  $  .16
                                         ------     ---------   -----
Basic net income per common share
 for the year ended December 31, 1996:
Income available to common
 stockholders                           $   331      2,293,602 $  .14
                                                                -----
Effect of dilutive preferred stock                   1,260,460
Effect of dilutive stock options              -        207,980
                                         ------      ---------
Diluted net income per common share
 for the year ended December 31, 1996   $   331      3,762,042 $  .08
                                         ------      ---------  -----

Basic net income per common share
 for the year ended December 31, 1995:
Income available to common
 stockholders                           $   663      1,657,000 $ (.40)
                                                                -----
Effect of dilutive stock options              -              -
                                         ------      ---------
Diluted net income per common share
 for the year ended December 31, 1995   $   663      1,657,000 $ (.40)
                                         ------      ---------  -----

4.  ACQUISITIONS AND DISPOSAL OF BUSINESSES
-------------------------------------------
Acquisition of Shorrock Electronic Systems, Inc. - On July 11, 1996, CompuDyne Corporation entered into and consummated a Stock Purchase Agreement by and between SES Corporation USA ( the seller ) and CompuDyne to purchase all of the capital stock of Shorrock Electronic Systems, Incorporated ("SES ) from the seller. The seller is an indirect subsidiary of BET Public Limited Company. SES, located in Hanover, Maryland, is engaged in the sale, installation and maintenance of physical security systems for correctional and other facilities. The consideration paid to the seller for the stock of SES was approximately $613 thousand. CompuDyne has accounted for the acquisition of SES using the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair value at the date of acquisition which resulted in an excess of net assets acquired over cost (negative goodwill) of approximately $336 thousand. As a result, the assigned values of the non-current assets of $231 thousand were written down to zero and negative goodwill of $105 thousand was recorded. The resulting purchase price allocation was based on the fair values as follows:

  Cash                                     $     47
  Accounts receivable                         1,028
  Inventory                                     109
  Prepaid expenses                               12
  Contract billings in excess of costs         (150)
  Accounts payable and accrued expenses        (328)
  Negative goodwill                            (105)
                                            -------
                                          $     613
                                           ========

The accompanying financial statements include the operations for SES for the period from July 11, 1996, the date of acquisition.

Acquisition of MicroAssembly Systems, Inc. - On August 21, 1995, CompuDyne entered into and consummated a Stock Purchase Agreement by and among the Company, Martin A. Roenigk and Alan Markowitz (Messrs. Roenigk and Markowitz are, collectively, the "Sellers ) and MicroAssembly, pursuant to which CompuDyne issued to the Sellers 1,260,460 shares of its Convertible Preference Stock, Series D ("Series D Preference Stock ) in exchange for all of the outstanding shares of capital stock of MicroAssembly. This transaction represented a non-cash investing activity and, therefore, was not been included in the Statement of Cash Flows. The issuance by CompuDyne of the Series D Preference Stock, together with the issuance of certain Notes, as defined below, and certain options to purchase Common Stock, all as described below and in accordance with the terms of the Stock Purchase Agreement, are referred to as the "Transaction in which MicroAssembly became a wholly-owned subsidiary of CompuDyne. Of the 1,260,460 Shares of Series D Preference Stock issued to the Sellers, 945,345 shares were issued to Mr. Roenigk, and 315,115 shares were issued to Mr. Markowitz. In November 1997 the Series D Preference Stock was converted on a share for share basis to Common Stock with full voting rights. No dividends had been paid on the Series D Preference Stock. When converted a $0.246 per share Early Conversion Adjustment was paid to Mr. Roenigk and Mr. Markowitz. The adjustment totalled approximately $310 thousand and was recorded as a reduction to accumulated deficit.The Series D Preference Stock had rights to vote on a share for share basis with the Company's Common Stock. Each share of Series D Preference Stock carried an annual aggregate dividend equal to the lower of: (a) sixty percent (60%) of MicroAssembly's after-tax net income in the previous calendar year, divided by 1,260,460, or (b) eight percent (8%) of the Redemption Value of $1.50 per share of the Series D Preference Stock. Dividends could have been paid on the Series D Preference Stock, at the Company's option, in cash, CompuDyne Common Stock, or a combination thereof, based upon the average closing price of CompuDyne's Common Stock for the prior thirty (30) trading days. There were no dividends accrued or paid in 1997, 1996 or 1995. Beginning on August 21 in the year 2000, the Company could have, at its option, redeem all or any part of the Series D Preference Stock for a price of $1.80 per share, that being one hundred twenty percent (120%) of the redemption value, plus accrued and unpaid dividends.

CompuDyne has accounted for the acquisition of MicroAssembly using the purchase method of accounting. The purchase price, as restated, was allocated to the net assets acquired based on their estimated fair values at the date of acquisition.

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

As part of the Transaction, in return for $400 thousand paid to CompuDyne at the closing, CompuDyne issued to the Sellers Senior Convertible Promissory Notes (the "Notes") in the aggregate principal amount of $400 thousand, which Notes were convertible, prior to redemption by CompuDyne, into CompuDyne Common Stock at a conversion rate of $1.50 per share of common stock, or 266,667 shares of common stock if the entire principal amount of the Notes was converted. Of the $400 thousand principal amount of Notes issued, $300 thousand principal amount of the Notes were issued to Mr. Roenigk, and $100 thousand principal amount of the Notes were issued to Mr. Markowitz. As described in a report filed by the Sellers with the Securities and Exchange Commission and with the Company pursuant to Section 13(d) of the Securities Exchange Act of 1934, the source of the Sellers' $400 thousand investment in the Company was personal funds. All of the notes were converted into common stock the third quarter of 1996.

As a further part of the Transaction, Norman Silberdick, the Company's then Chairman, President, Chief Executive Officer and Director, resigned as such. The Company's Board of Directors elected Mr. Roenigk to fill Mr. Silberdick's seat on the Board of Directors, and to become its Chairman, President and Chief Executive Officer. Mr. Markowitz was also elected to the Company's six member Board of Directors. In recognition of Mr. Roenigk's position as Chairman, President and CEO, the Company has issued to him options to purchase up to 200,000 shares of the Company's Common Stock for $1.50 per share. The options were to expire in ten (10) years. Mr. Silberdick, as part of a related transaction described below, turned in to the Company 60,000 shares of the Company's Common Stock issued pursuant to a Stock Purchase Agreement, dated August 1, 1993, between the Company and Mr. Silberdick, and he relinquished his rights to purchase an additional 50,000 shares pursuant to such Agreement.

Divestiture of Suntec Division - On August 21, 1995, Quanta Systems transferred all of the assets and liabilities of Quanta Systems's Suntec division to Suntec Service Corporation, a newly-formed corporation ("Suntec"), in return for (i) all of Suntec's issued and outstanding common stock and (ii) Suntec's agreement to pay to Quanta Systems a royalty of 2% of Suntec's net sales and other revenues for thirty (30) years from the date of the closing. Quanta Systems then sold all of Suntec's Common Stock to Norman Silberdick, who resigned on that date as CompuDyne's Chairman, President, CEO and Director.

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

Loss from Discontinued Operations includes a provision of $85 thousand in 1995 for the loss on disposal. Revenues included in loss from discontinued operations were $656 thousand in 1995.

Pro-Forma Financial Information - The following unaudited pro-forma financial information of CompuDyne Corporation reflects the acquisition of MicroAssembly and the disposition of Suntec Service Corporation as if these transactions had occurred on January 1, 1995, and the acquisition of Shorrock (now SecurSystems, Inc.) as if this transaction had occurred on January 1, 1996 and January 1, 1995:

(In Thousands)                                      1996       1995
                                                   --------   --------
Revenues                                           $ 23,818   $ 15,833
Income (loss) before Extraordinary Items             (1,226)    (7,151)
Net Income (Loss)                                      (145)    (3,667)
Earnings (Loss) Per Share                              (.04)     (2.21)

5.  ACCOUNTS RECEIVABLE
-----------------------
Accounts Receivable consist of the following:
(In thousands)                                  December 31, December 31,
                                                   1997          1996
U.S. Government Contracts:                      -----------  -----------
  Billed                                        $    1,712   $  2,420
  Unbilled                                           1,054      1,031
                                                 ---------    -------
                                                     2,766      3,451
Commercial
  Billed                                        $    2,084   $  2,360
  Unbilled                                             207          -
                                                 ---------    -------
                                                     2,291      2,360
Total Accounts Receivable                            5,057      5,811
Less Allowance for Doubtful Accounts                  (300)      (538)
                                                 ---------    -------
Net Accounts Receivable                         $    4,757   $  5,273
                                                 =========    =======
Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Unbilled receivables include retainages of approximately $185 thousand and $301 thousand at December 31, 1997 and 1996, respectively.

Direct sales to the U.S. Government for the years ended December 31, 1997, 1996 and 1995 were approximately $9.3 million, $15.5 million and $8.9 million, respectively, or 47%, 70% and 86% of the Company's total net sales for the same years. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency, ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. Quanta Systems received final approval on their indirect rates for 1989 through 1994 from DCAA which resulted in billings and collections of $350 thousand in 1997.

Included in unbilled receivables at December 31, 1997 is approximately $457 thousand of costs relating to a certified claim on the Fort Bragg contract performed by Quanta Systems. The contract was terminated by the
U. S. Government in September, 1997 after Quanta Systems submitted a claim in May, 1997. Quanta Systems was unable to bill approximately $181 thousand of costs from the available funding of the contract. Of the remaining $276 thousand of costs included in the unbilled receivables, management believes that there are sufficient reserves established for any amounts not recovered, and the outcome of the claim will not have a material effect on the financial statements.

6.  NOTES PAYABLE RELATED PARTIES
---------------------------------
In July, 1996, the holders of CompuDyne's $400 thousand Senior Convertible Notes (which includes the Chairman and a Director) agreed to convert the notes into 400,000 common shares. The same investors also agreed to purchase 600,000 additional common shares for $600 thousand. This financing, which was completed on July 12, 1996, added $1.0 million to the Company's equity, reduced interest charges, and provided the cash required to acquire SES and also provided working capital for SES operations.

At the time the Senior Convertible Notes were issued in August 1995, they had a conversion price of $1.50 per share. On May 23, 1996, the CompuDyne Board approved an amendment to the Senior Convertible Notes that reduced the conversion price to $1.00 per share based upon the price of CompuDyne common stock at the time, the restricted nature of the stock issued upon conversion, the limited liquidity for CompuDyne common stock existing at the time, an evaluation of CompuDyne's balance sheet and the need to strengthen CompuDyne's balance sheet in view of the proposed acquisition of SES. The notes were converted into common shares in July, 1996.

CompuDyne entered into a subordinated note agreement on April 29, 1995 with Alan Markowitz, a Director, for $100 thousand. The agreement calls for CompuDyne to pay $5,000 quarterly plus accrued interest for the quarter at a rate of Prime plus 1%. Amounts outstanding at December 31, 1997 and December 31, 1996 were $50 and $70 thousand respectively. Interest expense pertaining to the notes for 1997 and 1996 were $6 and $8 thousand respectively.

7.  BANK NOTES PAYABLE
----------------------
The Company has a secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts which allows borrowings of up to 75% of eligible accounts receivable. At December 31, 1996, the maximum available under the line was $850 thousand which has been increased to $1.75 million at December 31, 1997. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, and a debt service ratio of at least 1.0 to 1 with which the Company was in compliance. During 1996, the interest rate was 2% above the prime; the rate was reduced to .5% above prime in June, 1997 (10% at December 31, 1997.) At December 31, 1997 and 1996, the Company had outstanding borrowings of $1.3 million and $121 thousand respectively. The current line is due to expire on July 1, 1998.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand with no expiration date. The line of credit is guaranteed by Mr. Roenigk. The rate is prime plus 2% (11.5% at December 31, 1997) and there was $27 and $41 thousand outstanding as of December 31, 1997 and 1996, respectively.

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




9. INCOME TAXES
---------------
The components of the income tax provision (benefit) from continuing operations for the years ended December 31, 1997, 1996, and 1995 are as follows:

$ thousands          1997   1996      1995
                     ----------------------
Current             $    31  $   84  $  (29)
Deferred               (189)    (14)    (26)
                     ------   -----   -----
                    $  (158) $   70  $  (55)
                     ======   =====   =====

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 1997 and 1996 are summarized as follows:

                                                     December 31,
                                                 1997          1996
                                                 ------------------
Assets:
Accrued expenses and deferred compensation       $     142 $      25
Tax operating loss carryforward                     10,341     9,416
Tax credit carryforward                                459       408
Book reserves in excess of tax                         315       122
Book depreciation in excess of tax                       -        28
Accrued pension liability                              184       164
                                                  --------  --------
Total deferred assets                               11,441    10,163
Valuation allowance                                (11,254)  (10,163)
                                                    ------    ------
  Net deferred assets                                  187         -
Liabilities:
Tax depreciation in excess of book depreciation        (64)        -
Investment in subsidiary                                 -       (66)
                                                    ------    ------
Total deferred liabilities                             (64)      (66)
                                                    ------    ------
Net deferred liabilities                          $    (64) $    (66)
                                                   =======   =======

A valuation allowance is provided to offset fully the recorded current deferred tax assets as management cannot conclude that such deferred tax assets are more likely of realization than not. The non-current deferred tax assets are more likely of realization than not and accordingly, no valuation allowance is provided.

The difference between the statutory tax rate and CompuDyne's effective tax rate from continuing operations are summarized as follows:

                                             1997    1996    1995
                                           ------  ------   ------
Statutory federal income tax rates          35.0%   34.0%    34.0%
State income taxes, net of
 Federal benefit                             2.9     4.6        -
Change in valuation allowance              (51.2)      -    (34.0)
Tax effect of NOL utilization              (18.6)  (27.0)       -
Reversal of prior year taxes                   -       -    (10.9)
Tax effect of non-deductible items           2.5     3.6     (9.9)
                                           -----   -----    -----
Tax                                        (29.4)% (15.2)%  (20.8)%

At December 31, 1997, the Company and its subsidiaries have net operating loss carryforwards available to offset future taxable income of approximately $29 million, subject to certain severe limitations. These carryforwards expire between 2000 and 2009. The utilization of substantially all of these tax loss carryforwards is limited to approximately $200 thousand each year as a result of the ownership change which occurred in 1995. The Company also has carryforwards available for alternative minimum tax purposes which do not differ significantly from
regular net operating loss carryforwards.   The Company also has research
and development tax credits of approximately $459 thousand expiring between 1999 and 2003.

10.  COMMON STOCK AND COMMON STOCK OPTIONS
------------------------------------------
On November 12, 1992, the CompuDyne Board authorized the issuance of 300,000 shares of Common Stock to key employees of CompuDyne and Quanta Systems at a price of $.40 per share, the fair market value at such time. In January 1993, the Board subsequently authorized the issuance of an additional 200,000 shares of Common Stock to a key employee at the same price and on the same terms as those authorized on November 12, 1992. These authorizations were formalized in Stock Purchase Agreements, dated August 1, 1993, under which the employees may purchase an aggregate of 125,000 shares on August 1, of each of the years 1993 through 1996 provided certain conditions are met including continued employment by CompuDyne, by paying cash for such shares or by giving the Company a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First National Bank of Maryland as its prime commercial rate. As of December 31, 1996, 302,500 shares of CompuDyne Common Stock had been issued to five members of senior management, (the "Management Shares") in exchange for promissory notes pursuant to the Stock Purchase Agreements. Due to the resignation of two of the employees who were parties to the Stock Purchase Agreements, 225,000 shares of CompuDyne Common Stock have been issued under the Stock Purchase Agreements with no further shares remaining.

In August 1995, the Company issued Martin A. Roenigk options, vested immediately, to purchase up to 200,000 shares of the Company's Common Stock for $1.50 per share, 100% of the fair market value of such shares at the date of grant. The options expire in ten (10) years.

On February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 16,290 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Stock Incentive Compensation Plan. In May, 1996 the number of shares granted was reduced to 12,040 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the plan. In addition, on February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 21,710 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1996 Stock Incentive Plan for Employees (the "Plan"). These options vest over a five
(5) year term. The Plan was subsequently approved by the Shareholders at its Annual Meeting on June 5, 1996. In May, 1996 the number of shares granted was reduced to 15,960 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the Plan. On July 11, 1996 the Committee granted options, which vest over five years, to purchase 121,000 shares, of CompuDyne Common Stock to key employees of the newly acquired company, SecurSystems, and a key employee of Data Control Systems, in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for Employees at a price of $1.625 per share (the fair market value of such shares at the date of grant).

On September 18, 1996 the Company issued options to purchase 1,050 shares of common stock for $1.625 per share to directors of the Company. On May 21, 1997 the Company issued options to purchase 1,050 shares of common stock for $2.81 per share to directors of the Company. On November 17, 1997 the Company issued options to purchase 1,050 shares of common stock for $1.69 per share to directors of the Company. Of the above shares to the directors, 50% become vested after the second year and the remaining 50% after the third year.

On November 17, 1997 the Company also issued options, which vest over five years, to purchase 52,000 shares of common stock at $2.81 per share to selected employees of Quanta Systems and SecurSystems.



The transactions for shares under options were:

                Year         Weighted    Year         Year
               ended         Average     ended        ended
             December 31,   Excercise  December 31, December 31,
                 1997         Price        1996        1995
             -------------  ---------  ------------ -----------
Outstanding,
Beginning
of Period
   Shares       375,050        $1.60      225,500     92,167
   Prices     $1.50-2.00               $1.50-14.125 $.75-14.125
  Granted
   Shares        54,100        $2.79      160,050    283,210
   Prices     $1.69-2.81                  $1.81     $1.375-2.00
  Exercised
   Shares          -             -           -        58,210
   Prices          -             -           -        $1.375
  Expired or
   Canceled       25,000       $2.00       10,500     91,667
Outstanding,
End of Period
   Shares        404,150       $1.73      375,050    225,500
   Prices     $1.50-$2.81               $1.50-2.00  $1.50-14.125
  Options
  Exercisable    253,775                  375,050    225,500

Information with respect to stock options outstanding and stock options excercisable at December 31, 1997 is as follows:


                        OPTIONS OUTSTANDING
                        -------------------

       Range of                               Weighted    Weighted
       Exercise        Number Outstanding    Average     Aver. Remaining
        Price        at December 31, 1997   Exer. Price  Contractual Life
    -------------    --------------------   -----------  ----------------
    $1.50 - $2.00         351,100              $1.57          1.21
        $2.81              53,050              $2.81          4.88
                          -------
                          404,150
                          =======
                       OPTIONS EXCERCISABLE

       Range of                               Weighted    Weighted
       Exercise        Number Outstanding    Average     Aver. Remaining
        Price        at December 31, 1997   Exer. Price  Contractual Life
    -------------    --------------------   -----------  ----------------
    $1.50 - $2.00         253,512             $1.94         1.24
        $2.81                 263             $2.81         4.92
                          -------
                          253,775
                          =======

As permitted under SFAS No. 123, the Company continues to account for its employee stock-based compensation plans and options granted under APB No.
25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to fair value of the Company s common stock on the date of grant. Accordingly, the Company has provided below the additional disclosures specified in SFAS No. 123 for 1996 and 1995. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.00%, expected life of 7 years, dividend rate of zero percent and expected volatility of 60%. Using these assumptions, the fair value of the stock options granted in 1997, 1996 and 1995 is $0, $165,000 and $231,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company s net income (loss) and earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the following pro forma amounts:

(In thousands)                                   1997     1996     1995
                                                ------   ------   ------
Net Income (loss):
As Reported                                    $    696  $    331  $(663)
Pro Forma                                      $    696  $    294  $(836)
Net Income (Loss) per share:
As Reported                                    $   0.23  $   0.09  $(.40)
Pro Forma                                      $   0.23  $   0.08  $(.50)

The resulting pro forma compensation cost may not be representative of that expected in future years.

11.  EMPLOYEE BENEFIT PLANS
---------------------------
The Company has a 401(k) retirement savings plan covering substantially all employees. All employees are eligible to participate in the plan after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation subject to Internal Revenue Service limitations. CompuDyne currently matches employee contributions up to the first 2.5% contributed. Expense for matching contributions to the Plan was $114 thousand, $76 thousand and $46 thousand for 1997, 1996, and 1995, respectively.

12.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------
The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution, manufacturing and storage facilities.

The minimum rent payments include space which is sub-leased to Orion Corporation. As of December 31, 1997, future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows (in thousands):

Year Ended December 31,
                       Sub-Lease     Net
                       ---------    ------
1998   $  462          $   (85)     $   377
1999      476              (87)         389
2000      164              (15)         149
2001       45                -           45
2002        5                -            5
        -----           ------       ------
       $1,152          $  (187)     $   965

Rental expense was $452 thousand, $468 thousand and $399 thousand in 1997, 1996, and 1995, respectively.

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability will not have a material effect on its financial position or results of future operations.

13.RELATED PARTIES

Corcap, Inc. ("Corcap"), entered into a Settlement Agreement, dated March 25, 1996 (the "Settlement Agreement"), with Lydall, Inc. ("Lydall") pursuant to which Corcap transferred 120,000 shares (the "Transferred Shares ) of CompuDyne Common Stock to Lydall in settlement of certain claims.

As part of the Settlement Agreement, Lydall required as a condition to signing, that CompuDyne enter into a registration rights agreement with Lydall obligating CompuDyne to register the Transferred Shares upon demand of Lydall two years following the date of the Agreement or in a "piggyback registration at any time upon the proposed registration by CompuDyne of its stock. In order to induce CompuDyne to enter into such agreement, Corcap agreed to issue an option (the "Corcap Option") to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at a price of $.01 per share exercisable immediately for a period of five years under a Stock Option Agreement, dated March 25, 1996, between Corcap and CompuDyne. In addition, Corcap agreed to limit CompuDyne's support of its legal services to $1 thousand per month for 24 months. On December 31, 1996 CompuDyne exercised its option to purchase 16,666 shares of CompuDyne Stock pursuant to the Option Agreement, which has been recorded as treasury stock.

14. KOLUX PENSION PLAN
----------------------
In March 1987, the Company ceased its Kolux plant operations resulting in a curtailment of the defined benefit pension plan covering certain plant employees. As of December 31, 1997, the actuarial present value of accumulated plan benefits was estimated to be $801 thousand, based upon an 7.0% interest rate assumption; the 1984 Unisex Mortality table with a five year age setback for females; and the March 1, 1997 (latest actuarial valuation) employee database projected forward to December 31, 1997. All benefits under the plan are fully vested. The market value of plan assets as of December 31, 1997 was $314 thousand. Accordingly, the plan's unfunded accrued liability as of December 31, 1997 of $489 thousand has been reflected in the balance sheet as accrued pension costs.

15.  INDUSTRY SEGMENT INFORMATION
-----------------------------------
The Company currently operates in five business segments: government engineering services, physical security services, the manufacture of telemetry and telecommunications equipment, the manufacturing and marketing of the Stick-Screw (TM) System and distribution of physical security products. During the years ended December 31, 1997, 1996, and 1995 sales to the United States Federal Government amounted to 47%, 70% and 86%, respectively, of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

The following segment information includes revenues and related costs for Quanta Systems, government engineering services, DCS's telemetry and telecommunications products and Corporate activities for the three years ended December 31, 1997, 1996 and 1995. Also included are revenues and related costs from SecurSystems physical security services for the year ended December 31, 1997 and from its July 11, 1996 acquisition through December 31, 1996, SYSCO's product sales operations from it's inception, October 11, 1997 through December 31, 1997 and MicroAssembly's Stick-Screw product sales during the year ended December 31, 1997, December, 1996 and from its August 21, 1995 acquisition through December 31, 1995.

                                 Revenues              Gross Profit
                       ---------------------     ----------------------
                      1997    1996      1995     1997     1996     1995
                    -------------------------- -------------------------
Quanta Systems     $ 10,714 $ 15,644  $  8,878 $ 1,694 $  1,453 $  1,169
Data Control
  Systems             1,317    1,480       863     364      462      269
SecurSystems          6,217    3,530         -   1,084      677        -
SYSCO                     -        -         -       -        -        -
MicroAssembly         1,768    1,488       567     336      211       78
CompuDyne Corporate       -        -         -       -        -        -
                    -------   ------   -------  ------   ------  -------
                   $ 20,016 $ 22,142  $ 10,308 $ 3,478 $  2,803 $  1,516

                    Total Assets, at Year End  Operating Income/(Loss)
                    -------------------------  -------------------------
                      1997    1996       1995     1997     1996   1995
                    -------------------------  -------------------------
Quanta Systems     $  2,234 $  3,157  $  1,251 $   764 $    538 $    546
Data Control
 Systems              1,375      812       758      18       13     (311)
SecurSystems          2,060    1,961         -      82      245        -
SYSCO                     -        -         -    (147)       -        -
MicroAssembly         1,286    2,300     2,392     208        3      (46)
CompuDyne Corporate     474     (655)     (454)   (385)    (332)    (246)
                    -------  -------   -------  ------  -------  -------
                    $ 7,429  $ 7,575  $  3,947  $  540  $   467  $   (57)

                           Capital Expenditures     Depreciation
                           --------------------     ------------
                       1997    1996      1995     1997    1996    1995
                       -----------------------  -------------------------
Quanta Systems      $    78  $     9  $      4  $   13  $     3  $     -
Data Control Systems     55        4         -      26       13        -
SecurSystems             55        8         -      11       30        -
SYSCO                     -        -         -       -        -        -
MicroAssembly            63       12        74      80       79       28
CompuDyne Corporate       -        -         -       -        -        -
                     ------   ------   -------   -----   ------   ------
                    $    51  $    33  $     78  $  130  $   125  $    28

16.  SONOMA SETTLEMENT COSTS
----------------------------
On February 20, 1998, SecurSystems settled its claim against and from the County of Sonoma, California. The Company has accrued $270 thousand of settlement costs and legal fees related to this claim at December 31, 1997. With the settlement management believes there will be no additional liabilities to the Company from this matter.



                                 SCHEDULE II

                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996, and 1995
                                ($ Thousands)

                               Balance at  Charged to            Balance
                               Beginning   Costs and             at End
Description                    of Period   Expenses   Deduction of Period
-------------                  ---------   --------   --------- ---------
Year Ended December 31, 1997
  Reserve and allowances
  deducted from asset
  accounts:
    Obsolescence reserve
     for inventory             $ 299       $  14      $   -     $ 313
    Reserve for accounts
     receivable                  538          60       (298)      300

Year Ended December 31, 1996
  Reserve and allowances
    deducted from asset
    accounts:
    Obsolescence reserve
     for inventory             $ 216       $  83      $   -     $ 299
    Reserve for accounts
     receivable                  205         333          -       538

Year Ended December 31, 1995
  Reserve and allowances
   deducted from asset
   accounts:
    Obsolescence reserve
     for inventory            $  201       $  15      $   -     $ 216
    Reserve for accounts
     receivable                  207           3         (5)      205



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMPUDYNE CORPORATION
                                  ---------------------
                                      (Registrant)


                                  By:/s/  William C. Rock
                                  -----------------------
                                  William C. Rock
Dated: March 30, 1998             Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March ??, 1998.


/s/ Martin A. Roenigk Director, Chairman, President
--------------------- and Chief Executive Officer
Martin A. Roenigk

/s/ David W. Clark, Jr.    Director
----------------------
David W. Clark, Jr.


/s/ Millard H. Pryor, Jr.  Director     /s/ Alan Markowitz  Director
------------------------                ------------------
Millard H. Pryor, Jr.                   Alan Markowitz

/s/ Miles P. Jennings  Director   /s/ Philip M. Blackmon  Director and
---------------------             ----------------------  Executive Vice-
Miles P. Jennings                 Philip M. Blackmon       President


/s/ William C. Rock       Chief Financial Officer
------------------        and Principle Accounting
William C. Rock           Officer