Form 10-Q
period 1998-03-31
COMPUDYNE CORP
filed 1998-05-15
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                            Washington,D.C. 20549

                                 FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended        March 31, 1998
                               -----------------------------------------

                                    OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                      to
                                -------------------    ------------------

Commission File Number                            1-4245
                       --------------------------------------------------

                              CompuDyne Corporation
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Nevada                             23-1408659
       -------------------------------            -----------------
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

                                        Yes   X   NO
                                           -----    -----
As of May 14 1998, a total of 4,124,542 shares of Common Stock, $.75 par value, were outstanding.




                        COMPUDYNE CORPORATION AND SUBSIDIARIES

                                         INDEX



                                                                Page No.
                                                                --------

Part I.  Financial Information

  Item 1. Financial Statements

    Consolidated Balance Sheets - March 31, 1998 (unaudited)
    and December 31, 1997                                           3

    Consolidated Statements of Operations - Three Months
    Ended March 31, 1998 and 1997 (unaudited)                       4

    Consolidated Statements of Cash Flows
    Three Months Ended March 31, 1998 and 1997 (unaudited)          5

    Notes to Consolidated Financial Statements                      6-8

  Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition             9-10

Part II.  Other Information                                         11

  Signature                                                         12

  Index to Exhibits                                                 13

  Computation of Net Income Per Share                               14



























                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                              (In Thousands)

                                              March 31,   December 31,
                                                1998        1997
                                              --------    --------
                                             (Unaudited)
ASSETS
Current Assets:

Cash                                         $      -    $      -
Accounts receivable, net                        4,135       4,757
Inventories:
  Finished Goods                                  102          72
  Work in process                                 831         888
  Raw materials and supplies                      660         612
                                              -------     -------
       Total inventories                        1,593       1,572
                                              -------     -------

Prepaid expenses and other current assets          37          95
                                              -------     -------
       Total Current Assets                     5,765       6,424
                                              -------     -------

Non-current receivables, related parties           72          60

Property, plant and equipment, at cost          1,746       1,702
Less:  accumulated depreciation and
  amortization                                  1,010         990
                                              -------     -------
Net property, plant and equipment                 736         712
                                              -------     -------

Deferred tax asset                                129         124
Intangible assets, net of accumulated
  amortization                                     65          66
Other assets, net                                  31          43
                                              -------     -------
       Total Assets                          $  6,798    $  7,429
                                              =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable                             $  1,730    $  2,104
Bank line payable                               1,319       1,339
Income taxes payable                               40          35
Other accrued expenses                            805       1,015
Current portion of deferred compensation           18          26
Current portion of notes payable,
  related parties                                  20          20
                                              -------     -------
       Total Current Liabilities             $  3,932    $  4,539
                                              --------    -------

Notes payable, related parties               $     30    $     30
Long term pension liability                       489         489
Deferred taxes and other liabilities              204         209
                                              -------     -------
        Total Liabilities                    $  4,655    $  5,267
                                              -------     -------

SHAREHOLDERS' EQUITY:

Common stock, par value $.75 per share          3,093       3,093
 10,000,000 shares authorized; 4,124,542
 shares issued and outstanding as of
 March 31, 1998 and December 31, 1997
Paid in capital                                 8,203       8,203
Receivable from management                        (90)        (90)
Treasury shares, at cost; 78,636 shares
 as of March 31, 1998; 16,666 shares as
 of December 31, 1997                            (120)          -
Deficit                                        (8,943)     (9,044)
                                              -------     -------
       Total Shareholders' Equity               2,143       2,162
                                              -------     -------

Total Liabilities and Shareholders' Equity   $  6,798    $  7,429
                                              =======     =======







        See Notes to Consolidated Financial Statements (unaudited).






























                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)



                                                 Three Months Ended
                                                     March, 31,
                                                 1998         1997
                                              --------    ---------
Net sales                                    $   5,083    $   4,753
Cost of sales                                    4,128        3,918
                                              --------     --------
     Gross margin                                  955          835

Selling, general and administrative
  expenses                                         803          632
Research and Development                             8           53
                                              --------     --------
     Operating income                              144          150
                                              --------     --------

Other (income) expense
  Interest expense                                  28           10
  Other (income)                                     5           (5)
                                              --------     --------
 Total other (income) expense, net                  33            5
                                              --------     --------

Income from continuing operations
  before income tax provision or benefit           111          145

Income tax provision (benefit)                      10           25
                                              --------     --------
  Net income                                 $     101    $     120
                                              ========     ========

Basic EPS:
  Net income (loss)                          $     .02    $     .03
                                              ========     ========
Weighted average number of common
  shares outstanding                             4,046        4,108
                                              ========     ========

Diluted EPS:
  Net income (loss)                          $     .02    $     .03
                                              ========     ========

Weighted average number of common
  shares and equivalents                         4,450        4,458
                                              ========     ========



            See Notes to Consolidated Financial Statements (unaudited).

                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)


                                              Three Months Ended
                                                    March 31,
                                              -------------------
                                                1998         1997
                                             ---------    ---------

Cash flows from operating activities:

Income from continuing operations            $    101     $    120

Adjustments to reconcile net income
 to net cash provided by (used in)
 continuing operations:
   Depreciation and amortization                   33           37
   Deferred income taxes                          (16)          (4)
   Decrease in accounts receivable                622        1,188
   (Increase) in accounts receivable,
     related parties                                -          (12)
   Decrease in prepaid expenses                    48           22
   (Increase) decrease in inventories             (21)         190
   (Decrease) in accounts payable                (366)      (1,594)
   (Decrease) in accrued liabilities             (243)        (306)
   (Decrease) in accrued income taxes             (14)         (46)
   Increase in other, net                          40            7
                                              -------     --------

Cash flows provided by (used in)
 continuing operations                            184         (398)
                                              -------     --------

Net cash flows provided by (used in)
 operations                                       184         (398)
                                              -------     --------
Cash flows from investing activities:
Additions to property, plant and
equipment                                         (44)         (12)
                                              -------     --------
Net cash flows used in investing
activities                                        (44)         (12)
                                              -------     --------

Cash flows from financing activities:

  (Decrease) increase in short term debt          (20)         431
  Payments on long term debt, related
   parties                                          -           (5)
  Repurchase of common stock                     (120)           -
                                              -------     --------

Net cash provided by financing activities        (140)         426

Net increase (decrease) in cash                     -           16
Cash and cash equivalents at beginning
 of period                                          -          186
                                              -------     --------
Cash and cash equivalents at end of
 period                                      $      -    $     202
                                              =======     ========


Supplemental Schedule of Cash Flow
 Information:

  Cash paid during the period for:
  Interest                                   $     28    $      7
  Income taxes                               $     14    $     91





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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.


2.  ACCOUNTS RECEIVABLE
-----------------------

Accounts receivable consist of the following:



($ in thousands)                         March 31,        December 31,
                                           1998                1997

                                        ----------        ------------
U.S. Government Contracts:
  Billed                                $      920        $     1,712
  Unbilled                                   1,372              1,054
                                         ---------         ----------
                                             2,292              2,766
Commercial
  Billed                                     1,988              2,084
  Unbilled                                     132                207
                                         ---------         ----------
                                             2,120              2,291

     Total Accounts Receivable               4,412              5,057

Less Allowance for Doubtful Accounts          (277)              (300)
                                         ---------         ----------
   Net Accounts Receivable              $    4,135        $     4,757
                                         =========         ==========

------------------------------------------------------------------------

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------
In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this statement for the year ending December 31, 1998. This statement extends the previous requirements to disclose certain information about an entity's capital structure found in APB Opinion No. 10, "Omnibus Opinion-1996," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of SFAS No. 129 will have no impact on the Company's financial statements.

In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the statement for fiscal periods beginning after December 15, 1997. The Company had no comprehensive income for the quarters ended March 31, 1998 or 1997.

In June 1997, the FASB issued No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to present certain information about operating segments and in condensed financial statements for interim periods. The Company is required to adopt the provisions of the statement for the year ending December 31, 1998. The statement may require the Company to make additional disclosures.

4. STOCK BUYBACK
----------------
On January 21, 1998 the Company bought 61,970 shares of common stock for $1.9375 per share for a total cost of $120 thousand. The common stock was transferred to treasury stock and the cost was reflected in retained earnings in the month of January 1998.

5. SONOMA SETTLEMENT COSTS
--------------------------
On February 20, 1998, SecurSystems settled its claim against and from the County of Sonoma, California. The Company accrued $270 thousand of settlement costs and legal fees related to this claim at December 31, 1997.

6. NET INCOME (LOSS) PER SHARE
------------------------------
In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and accordingly, has been adopted by the Company as of December 31, 1997.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:

                                                                Per Share
                                             Income    Shares    Amount
                                       --------------  -------- ---------
                                      ($ in thousands)
Basic net income per common share
 for the year ended March 31, 1998:
Income available to common
  stockholders                         $        101   4,045,906   $   .02
                                                                   ------
Effect of dilutive stock options                  -     404,150
                                         ----------   ---------
 Diluted net income per common share
 for the year ended March 31, 1998     $        101   4,450,056   $   .02
                                        -----------   ---------    ------

Basic net income per common share
 for the year ended March 31, 1997:
Income available to common
 stockholders                          $        120   2,847,416   $   .03
                                                                   ------
Effect of dilutive preferred stock                    1,260,460
Effect of dilutive stock options                  -     350,050
                                        -----------   ---------
Diluted net income per common share
 for the year ended March 31, 1997     $        120   4,457,926   $   .03
                                        -----------   ---------    ------













                 COMPUDYNE CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------
Net sales for CompuDyne Corporation, ("CompuDyne" or the "Company") for the first quarter of 1998 increased $330 thousand, or 7%, to $5.1 million from $4.8 million for the first quarter of 1997. Net sales for Quanta Systems Corporation, ("Quanta Systems") decreased $271 thousand to $2.6 million in the first quarter of 1998. Net sales for Data Control Systems, Inc., ("DCS") increased $205 thousand in the first quarter of 1998 to $402 thousand compared to $197 thousand in 1997. Sales for Quanta SecurSystems, Inc., ("SecurSystems") increased $337 thousand to $1.6 million in the first quarter of 1998 compared to $ 1.3 million in the first quarter of 1997. Sales for MicroAssembly Systems, Inc., ("MicroAssembly") were up $49 thousand to $454 thousand in the first quarter of 1998. SYSCO Security Systems, Inc., ("SYSCO") had virtually no sales during the first quarter of 1998.

CompuDyne's gross margin for the first quarter of 1998 increased $122 thousand to $955 thousand from $833 thousand in the first quarter of 1997. Quanta Systems' margin increased $79 thousand to $461 thousand from $382 thousand in the first quarter of 1997. A large part of this increase was due to a $53 thousand award fee determination booked in the first quarter of 1998. DCS' margin increased $94 thousand to $123 thousand in the first quarter of 1998 due to increased sales for the quarter. Margins for SecurSystems decreased $87 thousand in the first quarter of 1998 to $244 thousand from $331 thousand in the first quarter of 1997. MicroAssembly's margin was up $36 thousand from $90 thousand in the first quarter of 1997 due to increased sales.

Selling, general, and administration expenses were up $172 thousand to $803 thousand, in the first quarter of 1998, from $631 thousand in the first quarter of 1997. Quanta Systems' selling, general, and administrative expenses increased $83 thousand to $292 thousand. This increase included $21 thousand for the settlement of old claims for Suntec (a discontinued subsidiary) and $23 thousand for legal fees related to Fort Bragg. DCS's selling, general, and administrative expenses were $35 thousand in the first quarter of 1998, down by $12 thousand from $47 thousand in 1997. This was due to the reduction of an employee at DCS. SecurSystems' selling, general, and administrative expenses were $237 thousand for the first quarter of 1998, down from $273 thousand in 1997. MicroAssembly's first quarter selling, general, and administrative expenses increased $50 thousand to $97 thousand in the first quarter of 1998 from $47 thousand in the first quarter of 1997. SYSCO's selling, general and administrative expenses were $57 thousand for the first quarter of 1998, up $34 thousand from $23 thousand in the first quarter of 1997.

First quarter 1998 research and development expenditures of $8 thousand, down $46 thousand from the first quarter of 1997, were spent entirely at DCS and were related to new telecommunications products.

CompuDyne generated net income of $101 thousand for the first quarter of 1998 compared with a net income of $120 thousand in the first quarter of 1997. Quanta Systems had a profit of $120 thousand. DCS had a profit of $58 thousand after $8 thousand in research and development costs. SecurSystems had a loss of $19 thousand, MicroAssembly had a profit of $12 thousand and SYSCO had a loss of $62 thousand.

The Company's backlog at the end of the first quarter of 1998 was $18.6 million. This included $3.5 million at Quanta Systems, $448 thousand at DCS, $14.6 million at SecurSystems (including multi-year maintenance contracts) and $513 thousand at MicroAssembly.

CompuDyne's interest expense for the first quarter of 1998 increased $20 thousand to $28 thousand from the first quarter of 1997.

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

The Company has secured working capital line of credit agreement with the Asian American Bank and Trust Company of Boston, Massachusetts which allows borrowings of up to 75% of eligible accounts receivable. The credit agreement requires the Company to maintain a working capital ratio of 1.1 to 1, and a debt to service ration of at least 1.0 to 1 with which the Company was in compliance. At March 31, 1998 the Company had outstanding borrowings of $1.3 million. The current line is due to expire on July 1, 1998.

Net cash provided by operations was $184 thousand for the quarter ended March 31, 1998 compared to $398 thousand used in operations for the quarter ended March 31, 1997. Cash from net income decreased slightly from $120 thousand in the first quarter of 1997 to $101 thousand in the first quarter of 1998 due to slower than projected profits in the first quarter of 1998.

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

On June 18, 1997 after being denied equitable adjustment consideration for a series of change order costs, Quanta Systems filed a claim for $853 thousand with the contracts office at Aberdeen Proving Grounds for work being performed at Fort Bragg. After failing to receive a response from the Government within the allotted time frame Quanta filed a deemed denied appeal on November 10, 1997 with the Armed Services Board of Contract Appeals, ("ASBCA"). Subsequent to Quanta's appeal filing, the Government unilaterally established a September 22, 1997 completion date for the contract. Quanta forwarded two written responses to this unilateral action, apprising the Government that overall contract completion was contingent upon the Vicon Corporation's completion of a Protech software package (specified in the contract), which was still being debugged by Vicon. On September 22, 1997, without further discussion, the Government terminated the contract for default. During the week preceding the termination, Quanta's representatives had walked the Contracting Officer's Representative, ("COR") through the job to demonstrate that the job was effectively 99% complete. Quanta Systems filed an official Notice of Appeal from the termination with the ASBCA on September 23, 1997. Quanta Systems and U.S. Army counsel are currently engaged in discovery in both appeals, (Claim and Termination). Legal costs recorded for the first quarter ended March 31, 1998 were $23 thousand and were absorbed in reserves.

Item 2 - Changes in Securities

   None

Item 3 - Defaults Upon Senior Securities

   None

Item 4 - Submission of Matters to a Vote of Security Holders

   None

Item 5 - Other Information

   None

Item 6 - Exhibits and Reports on Form 8-K

   None


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

                                            COMPUDYNE CORPORATION
                                            ---------------------


Date: May 15, 1998                          /s/ William C. Rock
                                            -----------------------
                                                William C. Rock
                                                Chief Financial Officer