Form 10-Q
period 1998-06-30
COMPUDYNE CORP
filed 1998-08-05
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                               Washington,D.C. 20549

                                      FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly period ended        June 30, 1998
                                   _____________________________________

                                        OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from _________________  to ___________________

Commission File Number  _____________________ 1-4245  __________________


                                CompuDyne Corporation
              ______________________________________________________
              (Exact name of registrant as specified in its charter)


                          Nevada                 23-1408659
            ______________________________     _________________
           (State or other jurisdiction of     (I.R.S. Employer
             Incorporation or Organization)    Identification No.)


                 120 Union Street, Willimantic, Connecticut 06226
                 ________________________________________________
                       (Address of principal executive offices)

                                     (860) 456-4187
                 ________________________________________________
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X        NO
                                  _____          _____

As of August 6, 1998 a total of 4,124,542 shares of Common Stock, $.75 par value, were outstanding.






                       COMPUDYNE CORPORATION AND SUBSIDIARIES

                                        INDEX



                                                          Page No.
                                                          --------

Part I.  Financial Information


 Item 1. Financial Statements

   Consolidated Balance Sheets - June 30, 1998
    (unaudited) and December 31, 1997                         3

   Consolidated Statements of Operations - Three Months
   and Six Months Ended June 30, 1998 and 1997 (unaudited)    4

   Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1998 and 1997 (unaudited)        5

   Notes to Consolidated Financial Statements                 6-7

 Item 2. Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                             8-11

Part II.  Other Information                                   12

 Signature                                                     13


------------------------------------------------------------------------

                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                   June 30,  December 31,
                                                     1998        1997
                                                   --------  --------
                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                       $       -   $       -
  Accounts receivable                                 4,601       4,757
  Inventories:
    Finished Goods                                      116          72
    Work in process                                     774         888
    Raw materials and supplies                          705         612
                                                    -------    --------
       Total inventories                              1,595       1,572
                                                    -------    --------

  Prepaid expenses and other current assets              68          95
                                                    -------    --------
      Total Current Assets                            6,264       6,424
                                                    -------    --------
Non-current receivables, related parties                 60          60

Property, plant and equipment, at cost
  Land and improvements                                  26          26
  Buildings and leasehold improvements                  256         250
  Machinery and equipment                               812       1,055
  Furniture and fixtures                                356         287
  Automobiles                                            69          84
                                                    -------     -------
    Total property, plant and equipment               1,519       1,702
                                                    -------     -------
  Less:  accumulated depreciation and amortization      738         990
                                                    -------     -------
    Net property, plant and equipment                   781         712
                                                    -------     -------

Deferred tax asset                                      128         124
Intangible assets, net of accumulated amortization       63          66
Other assets                                             44          43
                                                    -------     -------
    Total other assets                                  235         233
                                                    -------     -------
Total Assets                                      $   7,340    $  7,429
                                                   ========     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                $   2,084    $  2,104
  Bank notes payable                                  1,106       1,339
  Other accrued expenses                                924       1,015
  Accrued income taxes                                  161          35
  Current portion of deferred compensation                -          26
  Current portion of notes payable related parties        -          20
                                                   --------     -------
    Total Current Liabilities                     $   4,275    $  4,539
                                                   --------     -------
  Notes payable, related parties                  $      45    $     30
  Long term pension liability                           479         489
  Other liabilities                                     197         209
                                                   --------     -------
    Total Liabilities                             $   4,996    $  5,267
                                                   --------     -------
SHAREHOLDERS' EQUITY:
  Common stock, par value $.75 per share:
    10,000,000 shares authorized; 4,124,542 shares
    issued at June 30, 1998 and December 31, 1997,    3,093       3,093
  Other capital                                       8,203       8,203
  Treasury shares, at cost; 78,636 shares
         as of June 30, 1998;
    16,666 shares as of December 31, 1997              (120)          -
  Receivable from management                            (90)        (90)
Accumulated Deficit                                  (8,742)     (9,044)
                                                    -------     -------
    Total Shareholders' Equity                        2,344       2,162
                                                    -------     -------
  Total Liabilities and Shareholders' Equity      $   7,340    $  7,429
                                                   ========     =======

                        See notes to consolidated financial statements


                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)
                                      (Unaudited)

                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                      1998     1997       1998    1997
                                   --------  --------   -------- --------
Net sales                         $  6,184  $  5,301   $ 11,267 $ 10,054
Cost of sales                        4,978     4,333      9,090    8,219
                                   -------   -------    -------  -------
  Gross margin                       1,206       968      2,177    1,835

Selling, general and administra-
 tive expenses                         811       756      1,631    1,422
Research and Development                61        37         68       90
                                   -------   -------    -------  -------
  Operating income                     334       175        478      323
                                   -------   -------    -------  -------

Other (income) expense
  Interest expense                      16        17         44       25
  Other income                          (8)      (27)        (3)     (32)
                                   -------   -------    -------   ------
   Total other (income) expense,
    net                                  8       (10)        41       (7)
                                   -------   -------    -------   ------

Income from continuing operations
  before income tax provision
  or benefit                           326       185        437      330
Income tax provision (benefit)         125        25        135       50
                                   -------   -------    -------   ------
Income from continuing operations $    201   $   160    $   302  $   280
                                   =======   =======    =======  =======

Basic EPS:
   Net income (loss)              $    .05   $   .06    $   .07  $   .10
                                   =======    ======     ======   ======
Weighted average number of
   common shares outstanding         4,125     2,847      4,125    2,847
                                   =======    ======     ======   ======

Diluted EPS:
   Net income (loss)              $    .04   $   .04    $   .07  $   .07
                                   =======    ======     ======   ======

Weighted average number of
   common shares and equivalents     4,525     4,108      4,525    4,108
                                   =======    ======     ======   ======

              See Notes to Consolidated Financial Statements (unaudited).
                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                     Six  Months Ended
                                                          June 30,
                                                     -----------------
                                                       1998        1997
Cash flows provided by operating activities:

Net Income                                           $    302   $    280

Adjustments to reconcile net income to net
 cash provided by (used in) continuing operations:
   Depreciation                                            90         55
   Amortization                                             -         (8)
   Decrease in accounts receivable                        156      1,005
   Decrease in accounts receivable, related parties         -        (12)
   Decrease in prepaid expenses                            27          7
   (Increase) in inventories                              (23)        (9)
   Increase in accounts payable                           (20)      (511)
   (Decrease) in accrued liabilities                     (137)      (373)
   Increase in accrued income taxes                       126        (49)
   (Decrease) in billings in excess of costs                -       (503)
   (Increase) in other, net                               (24)         -
                                                       ------     ------
Net cash flows provided by (used in) operations           497       (118)
                                                       ------     ------

Cash flows used for investing activities:
  Additions to property, plant and equipment             (159)       (88)
                                                       ------     ------
Net cash flows used for investing activities             (159)       (88)
                                                       ------     ------

Cash flows (used for) provided by financing activities:

  Purchase of treasury stock                             (120)         -
  Purchase of goodwill & tangible assets                    -         (8)
  Increase (decrease) in short term debt                 (233)       171
  Proceeds from long term debt, related parties            15        (10)
                                                       ------     ------

Net cash (used for) provided by financing activities     (338)       153
                                                       ------     ------

Net increase (decrease) in cash                             -        (53)
Cash and cash equivalents at beginning of period            -        186
                                                       ------     ------
Cash and cash equivalents at end of period           $      -    $   133
                                                      =======     ======

Supplemental Schedule of Cash Flow Information:
  Cash paid during the period for:
     Interest                                        $     44    $    25

        See Notes to Consolidated Financial Statements (unaudited).

                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.BASIS OF PRESENTATION
-----------------------
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries ( CompuDyne or the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair representation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

2.ACCOUNTS RECEIVABLE
---------------------

Accounts receivable consist of the following:

($ in thousands)                        June 30,     December 31,
                                         1998            1997
                                        --------     -----------
U.S. Government Contracts:
  Billed                               $   1,068     $    1,712
  Unbilled                                 1,122          1,054
                                        --------      ---------
                                           2,190          2,766
Commercial
  Billed                                   2,301          2,084
  Unbilled                                   233            207
                                        --------      ---------
                                           2,534          2,291

Total Accounts Receivable             $    4,724     $    5,057
  Less Allowance for Doubtful
   Accounts                                 (123)          (300)
                                       ---------      ---------

  Net Accounts Receivable             $    4,601     $    4,757
                                       =========      =========


3.COMMON STOCK AND COMMON STOCK OPTIONS
---------------------------------------
On April 1, 1998, the Compensation and Stock Options Committee
("Committee") granted options to purchase up to 75,000 shares of CompuDyne stock to a key employee of SecurSystems at a price of $2.56 per share (the fair market value of such shares at the date of grant). This grant is dependent upon the achievement of specific goals in European markets over a three year period.

On April 1, 1998, the Committee granted options to purchase up to 25,000 shares of CompuDyne stock to a key consultant of Quanta Systems at a price of $2.56 per share (the fair market value of such shares at the date of grant). This grant is dependent upon the achievement of specific sales and distribution channel goals over a two year period.

On April 1, 1998, in a unanimous consent of the Board of Directors it was resolved to amend the Stock Purchase Agreement, dated August 1, 1993 between the Corporation and each of Phillip M. Blackmon, Diane W. Burns and George Manz. The maturity date was changed from five years from the date of the note to seven years from the date of the note and allows for the obligor to make payment in cash or an equivalent amount of stock.

On July 7, 1998 Phillip Blackmon elected this option to use stock to repay the principle and interest on his four notes dated August 1 1993, 1994, 1995, and 1996.

On May 1, 1998, the Committee granted options to purchase 46,000 shares of CompuDyne stock to key employees of Quanta Systems and Quanta
SecurSystems at a price of $2.56 per share (the fair market value of such shares at the date of grant).

4.LEGAL PROCEEDINGS
-------------------
Quanta Systems settled its claim against the Army for change orders at the Fort Bragg installation. While the claim was ready to go to arbitration on July 7th, the decision was made to settle for a lesser amount than was due in order to avoid the uncertainty, legal cost and distraction of a lengthy arbitration hearing. Quanta Systems will receive $400,000 which is about $55,000 less than remained on the books as an unbilled receivable. This shortfall, plus legal fees recorded to date, have been be charged to existing contract reserves. Any additional legal fees incurred will be charged to existing contract reserves.

5. REVOLVING CREDIT AGREEMENT
-----------------------------
The Company signed a secured working capital line of credit agreement with Chevy Chase Bank, Chevy Chase, Maryland which allows borrowings of an average of 80% of eligible accounts receivable. The new agreement was signed on June 25, 1998 and allows for a maximum available loan of $2.5 million which is a $750 thousand increase over the line of credit previously with Asian American Bank and Trust Company of Boston, Massachusetts. The interest rate for the new line of credit is at LIBOR plus 2.75%, compared with the old Asian American line of credit which was at a rate of prime plus 0.5%. The new line has a two year term which expires June 25, 2000.






                        COMPUDYNE CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
Second Quarter 1998 and 1997 Comparison
---------------------------------------
CompuDyne s net sales increased $882 thousand from $5.3 million in the second quarter of 1997 to $6.2 million in the second quarter of 1998. Quanta SecurSystems, Inc. ( SecurSystems ) net sales were $2.7 million in the second quarter of 1998 compared with $1.4 million in the second quarter of 1997, an increase of $1.3 million. This increase is attributed to the low volumes in the second quarter of 1997 compared with increased sales in the second quarter of 1998. CompuDyne s backlog is currently $20.7 million as of June 30, 1998. This is an increase of $1.0 million over December 31, 1997. Quanta Systems Corporation ( Quanta Systems ) net sales decreased $520 thousand to $2.6 million in the second quarter of 1998 compared with $3.1 million in the same period for 1997. This decrease was due to low volumes experienced in the second quarter of 1998. MicroAssembly Systems, Inc. ( MicroAssembly ) had a slight increase of $30 thousand in net sales for the second quarter of 1998 to $470 thousand compared with $440 thousand in the second quarter of 1997. Data Control Systems ( DCS ) had net sales of $378 thousand in the second quarter of 1998, up $51 thousand from $327 thousand in the first quarter of 1997. Sysco Security Systems ( Sysco ) had $55 thousand in net sales for the second quarter of 1998. This was totally incremental since Sysco was in a start-up status in the second quarter of 1997.

Gross margin for CompuDyne increased $237 thousand from $968 thousand in the second quarter of 1997 to $1.2 million in the second quarter of 1998. SecurSystems showed an increase of $277 thousand from $221 thousand in the second quarter of 1997 to $498 thousand in the second quarter of 1998. This was due mainly to the increase in net sales. Quanta Systems had a slight decrease in gross margin of $26 thousand, down from $507 thousand in the second quarter of 1997 to $481 thousand in the second quarter of 1998. DCS had a slight increase of $11 thousand in gross margin to $87 thousand in the second quarter of 1998, up from $76 thousand in the same period of 1997. MicroAssembly s gross margin decreased $33 thousand from $164 thousand in the second quarter of 1997 to $130 thousand in the second quarter of 1998. This primarily was due to start-up costs associated with a new customer. Sysco had an incremental margin addition of $9 thousand in the second quarter of 1998.

Selling, general and administrative expenses increased $54 thousand for CompuDyne in the second quarter of 1998, increasing from $757 thousand in 1997 to $811 thousand in 1998. SecurSystems had a slight decrease in selling, general and administrative costs of $11 thousand, decreasing from $236 thousand in the second quarter of 1997 to $225 thousand in 1998. Quanta Systems selling, general and administrative costs decreased slightly from $290 thousand in the second quarter of 1997 to $285 thousand in 1998, a $5 thousand increase. Selling, general and administrative expenses for DCS decreased $45 thousand to $(11) thousand in the second quarter of 1998 from $34 thousand in 1997. This reflects a year-to-date adjustment to the G & A allocation between Quanta Systems and DCS. Year-to-date variances are discussed in the half year comparisons. MicroAssembly s selling, general and administrative expenses increased $3 thousand to $90 thousand in the second quarter of 1998 up from $87 thousand in the same period for 1997. Sysco s selling, general and administrative expenses increased to $81 thousand in the second quarter of 1998, up $58 thousand from $23 thousand in the second quarter of 1997. This is due to increased payrolls and staffing in the current quarter for this start-up operation. CompuDyne s corporate selling, general and administrative expenses increased $55 thousand in the second quarter of 1998 to $141 thousand, up from $86 thousand in 1997. This increase is due to increased payrolls, payroll allocations and insurance costs.

Research and development costs, which are related only to Quanta Systems DCS product division increased $24 thousand to $61 thousand in the second quarter of 1998 from $37 thousand in 1997. The costs in 1998 were spent primarily on the redesign of the model 7500 satellite test modem.

CompuDyne s second quarter 1998 profit before taxes was $326 thousand, increasing $141 thousand from the second quarter of 1997 which was $185 thousand. This was a 76% increase. SecurSystems increased $265 thousand from a loss of $27 thousand in the second quarter of 1997 to a profit of $238 thousand in 1998. Quanta Systems net profit was $121 thousand in the second quarter of 1998, down $42 thousand from a profit of $163 thousand in the second quarter of 1997. This is a result of lower sales for the quarter than expected. DCS had a net profit of $29 thousand for the second quarter of 1998, an increase of $28 thousand over the $1 thousand profit for the second quarter of 1997. This is attributed to increased sales at DCS. MicroAssembly had a profit of $29 thousand for the second quarter of 1998 down $42 thousand from $71 thousand in the second quarter of 1997. Sysco had a loss of $79 thousand in the second quarter of 1998 as its start-up phase was accelerated with additional management resources. This compared with a loss of $24 thousand during the same period in 1997.

Interest expense for the second quarter of 1998 was $16 thousand compared to $17 thousand in 1997.

Year-to-Date Comparison
-----------------------
CompuDyne s net sales increased $1.2 million or 12% in the first half of 1998. Net sales were $11.3 million in the first half of 1998 compared with $10.1 million in the first half of 1997. SecurSystems had $4.3 million in net sales in the first half of 1998 compared with $2.7 million for the same period in 1997, an increase of $1.6 million. Quanta Systems net sales for the first half of 1998 totalled $5.2 million. This was a decrease of $791 thousand from the first half of 1997 net sales of $6.0 million. This was due to lower volumes from the NSA and Fort Bragg contracts, partially offset by an increase in the TETON contract sales. DCS had $780 thousand in net sales for the first half of 1998, up $255 thousand from $524 thousand in the first half of 1997. This increase was primarily due to the unexpected purchase of a replacement base band unit
by an existing customer.   MicroAssembly s net sales increased $91
thousand from $834 thousand in the first half of 1997 to $924 thousand in the first half of 1998. Sysco had $55 thousand in net sales for the first half of 1998. This was totally incremental since Sysco had no sales in the first half of 1997.

CompuDyne s gross margins increased $342 thousand in the first half of 1998 to $2.2 million, up from $1.8 million during the same period in 1997. SecurSystem s gross margins increased $190 thousand to $742 thousand in the first half of 1998. Gross margins were $552 thousand in 1997. This increase is attributed to higher sales. Quanta Systems gross margins were $943 thousand in the first half of 1998, up $53 thousand from 1997 first half gross margins of $890 thousand. Although sales were reduced for the period, the reduction in sales relates to low margin sales. Therefore gross margins were up due to higher margin sales during the period. Gross margins at DCS increased $105 thousand to $210 thousand in the first half of 1998. This compares with $105 thousand in the same period for 1997. This is due to higher sales. MicroAssembly gross margins decreased $14 thousand from $287 thousand in the first half of 1997 to $273 thousand during the same period for 1998 due to start-up costs for a new customer incurred in the first and second quarter of 1998. Sysco had a modest $10 thousand gross margin for the first half of 1998.

CompuDyne s selling, general and administrative costs increased $210 thousand to $1.6 million in the first half of 1998 up from $1.4 million in the same period in 1997. SecurSystems had a slight decrease of $25 thousand in the first half of 1998, with $462 thousand in 1998 compared with $487 thousand for 1997. Quanta Systems selling, general and administrative expenses increased by $78 thousand to $577 in the first half of 1998, up from $499 thousand in the same period for 1997. This increase was due to the treatment of legal costs for the Fort Bragg claim and increased marketing costs. This is partially offset by a $57 decrease in DCS s costs due to a reduction in staff and consolidation of some facilities. DCS s costs were $24 thousand in the first half of 1998 compared with $81 thousand for the same period in 1997. MicroAssembly s selling, general and administrative costs were $205 thousand in the first half of 1998 increasing $36 thousand from $168 thousand in the first half of 1997. This is due to increased marketing efforts including a staff addition and additional advertising and promotional expenses. Selling, general and administrative costs for Sysco increased $92 thousand in the first half of 1998, up from $46 thousand for the same period in 1997. This is due to increased payrolls.

Research and development costs, which are related only to Quanta Systems DCS product division were $68 thousand in the first half of 1998 down $22 thousand from $90 thousand for the same period in 1997. The costs in 1998 were spent primarily on the redesign of the model 7500 satellite test modem.

Net profit for CompuDyne increased $107 thousand to $437 thousand in the first half of 1998 from $330 thousand in the same period for 1997. SecurSystems net profit increased $182 thousand to $219 thousand in the first half of 1998 from $37 thousand in the first half of 1997. This increase was due to increased net sales for the period. Quanta Systems net profit was $222 thousand in the first half of 1998. This was a decrease of $87 thousand from $309 thousand in the first half of 1997. This was due to the decrease in sales for the first half of 1998 compared with the same period in 1997. DCS had a net loss of $73 thousand in the first half of 1997. The first half of 1998 had an increase of $160 thousand to $87 thousand. Increased sales, a reduction in staff and facility consolidations account for this increase. MicroAssembly s net profit for the first half of 1998 was $49 thousand, decreasing $56
thousand from $105 thousand in the same period of 1997.   Sysco had a net
loss of $141 thousand in the first half of 1998 compared with a $46 thousand loss in the first half of 1997, an increased loss of $95 thousand. This is due to additional resources required for this start-up operation.




LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company s principle source of cash is from operating activities and bank borrowings. The Company s primary requirement for working capital is to carry billed and unbilled receivables. The majority of Quanta Systems receivables are due under prime contracts with the United States Government, or subcontracts thereunder. The majority of SecurSystems receivables are due under contracts, subcontracts, or maintenance agreements with state and local governments.

The Company has a secured working capital line of credit agreement with Chevy Chase Bank, Chevy Chase, Maryland which allows borrowings of an average of 80% of eligible accounts receivable. The new agreement was signed on June 25, 1998 and allows for a maximum available loan of $2.5 million which is a $750 thousand increase over the line of credit previously with Asian American Bank and Trust Company of Boston, Massachusetts. The interest rate for the new line of credit is at LIBOR plus 2.75%, compared with the old Asian American line of credit which was at a rate of prime plus 0.5%. The new line has a two year term and expires June 25, 2000.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand with no expiration date. The line of credit is guaranteed by Mr. Roenigk. The rate is prime plus 2% and there was $58 thousand outstanding as of June 30, 1998.

Net cash flows provided by operations was $497 thousand in 1998, an increase of $615 thousand from the 1997 cash flow used in operations of $118 thousand. Net income increased from $280 thousand in the first half of 1997 to $302 thousand during the same period in 1998. There was a $233 thousand reduction in short term debt. During the first half of 1998 CompuDyne purchased 62 thousand shares of treasury stock at a cost of $120 thousand. Capital additions totalled $159 thousand in the first half of 1998. This was $71 thousand more than in the same period of 1997.


PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position or results of future operations.

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

                                                 COMPUDYNE CORPORATION



Date: August  5, 1998                            /s/ William C. Rock
                                                     --------------------
                                                     William C. Rock
                                                     Chief Financial
                                                      Officer