Form 10-Q
period 1998-09-30
COMPUDYNE CORP
filed 1998-11-12
CIK 22912

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington,D.C. 20549

                            FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

       For the Quarterly period ended        September 30, 1998

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                              -------------  -----------------------

Commission File Number                   1-4245
                       ---------------------------------------------

                            CompuDyne Corporation
           -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


                     Nevada                     23-1408659
           -------------------------       ---------------------
          (State or other jurisdiction of     (I.R.S. Employer
           Incorporation or Organization)    Identification No.)


               120 Union Street, Willimantic, Connecticut 06226
           -------------------------------------------------------
                  (Address of principal executive offices)


                              (860) 456-4187
           -------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     NO
                                  -----
    As of November 11, 1998 a total of 4,124,542 shares of Common Stock, $.75 par value, were outstanding.





                   COMPUDYNE CORPORATION AND SUBSIDIARIES

                                INDEX



                                                           Page No.
                                                           --------

Part I.  Financial Information


  Item 1. Financial Statements

   Consolidated Balance Sheets - September 30, 1998
   (unaudited) and December 31, 1997                           3

   Consolidated Statements of Operations -
   Three Months and Nine Months Ended September 30, 1998
   and 1997 (unaudited)                                        4

   Consolidated Statements of Cash Flows
   Nine Months Ended September 30, 1998 and 1997(unaudited)    5

   Notes to Consolidated Financial Statements                  6-7

Item 2. Management's Discussion and Analysis of

   Results of Operations and Financial Condition               8-11


Part II.  Other Information

   Item 6. Exhibits and Reports on Form 8-K                    12

   Signature                                                   13

























                COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                          September 30,   December 31,
                                              1998            1997
                                          ------------    ------------
                                           (Unaudited)
ASSETS
------

Current Assets:

  Cash                                    $      -        $      -
  Accounts receivable, net                   5,919           4,757
  Inventories:
    Finished Goods                              89              72
    Work in process                            291             888
    Raw materials and supplies                 742             612
                                           -------         -------
      Total inventories                      1,122           1,572
                                           -------         -------
  Prepaid expenses and other current
   assets                                       97              95
                                           -------         -------

      Total Current Assets                $  7,138        $  6,424
                                           -------         -------

Non-current receivables, related parties        60              60

Property, plant and equipment, at cost
  Land and improvements                         26              26
  Buildings and leasehold improvements         263             250
  Machinery and equipment                      957           1,055
  Furniture and fixtures                       297             287
  Automobiles                                   69              84
                                           -------         -------
    Total property, plant and equipment      1,612           1,702
                                           -------         -------
  Less:  accumulated depreciation and
         amortization                          781             990
                                           -------         -------
  Net property, plant and equipment            831             712
                                           -------         -------

Deferred tax asset                             144             124
Intangible assets, net of accumulated
  amortization                                  62              66
Other assets, net                               78              43
                                           -------         -------
   Total other assets                          284             233
                                           -------         -------
     Total Assets                         $  8,313        $  7,429
                                           =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                        $  2,170        $  2,104
  Bank notes payable                         1,702           1,339
  Other accrued expenses                       923           1,015
  Accrued income taxes                         246              35
  Current portion of deferred compensation       -              26
  Current portion of notes payable
   related parties                              20              20
                                           -------         -------
    Total Current Liabilities             $  5,061        $  4,539

Notes payable, related parties            $     20        $     30
Long term pension liability                    494             489
Other liabilities                              191             209
                                           -------         -------
    Total Liabilities                     $  5,766        $  5,267
                                           -------         -------

SHAREHOLDERS' EQUITY:

Common stock, par value $.75 per share
 10,000,000 shares authorized; 4,124,542
 shares issued                               3,093           3,093

Other capital                                8,203           8,203
Treasury shares, at cost; 78,636 shares
  as of September 30, 1998; 16,666
  shares as of December 31, 1997              (120)              -
Receivable from management                     (90)            (90)
Accumulated Deficit                         (8,539)         (9,044)
                                           -------         -------
    Total Shareholders' Equity               2,547           2,162
                                           -------         -------

Total Liabilities and Shareholders'
 Equity                                   $  8,313        $  7,429
                                           =======         =======


           See Notes to Consolidated Financial Statements (unaudited).

------------------------------------------------------------------------


                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Per Share Data)
                                      (Unaudited)



                                    Three Months Ended  Nine Months Ended
                                      September, 30,      September 30
                                    ------------------  -----------------
                                      1998      1997     1998     1997

Net sales                           $  6,916  $ 4,690   $18,183 $ 14,585
Cost of sales                          5,673    3,810    14,907   12,139
                                     -------   -------   ------  -------
  Gross margin                         1,243      880     3,276    2,446

Selling, general and administra-
  tive expenses                          801      631     2,298    1,784
Research and Development                 113       10       181      100
                                     -------   ------    ------  -------
  Operating income                       329      239       797      562
                                     -------   ------    ------  -------
Other (income) expense
  Interest expense                        38       16        82       41
  Other income                           (14)     (16)      (18)     (48)
                                     -------   ------    ------  -------
    Total other (income) expense,
      net                                 24        -        64       (7)

Income before income tax provision       305      239       733      569

Income tax provision                      93       48       228       97
                                     -------  -------    ------  ------

  Net income                        $    212 $    191   $   505  $   472
                                     =======  =======    ======   ======


Basic EPS:
  Net income                        $   .06  $    .07   $   .13  $   .18
                                     ======   =======    ======   ======
Weighted average number of
  common shares outstanding           3,845     2,678     3,845    2,678
                                     ======   =======    ======   ======
Diluted EPS:
  Net income                        $   .05  $    .04   $   .11  $   .11
                                     ======   =======    ======   ======
Weighted average number of
  common shares and equivalents       4,447     4,446     4,447    4,446
                                     ======   =======    ======   ======



          See Notes to Consolidated Financial Statements (unaudited).

------------------------------------------------------------------------

                 COMPUDYNE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)


                                                        Nine Months Ended
                                                          September 30,
                                                        -----------------
                                                           1998     1997


Cash flows provided by (used for) operating activities:


Income from continuing operations                      $   505   $   472

Adjustments to reconcile net income to
net cash provided by (used in)
continuing operations:
  Depreciation and amortization                            137        70
  Deferred income taxes                                     20      (119)
  (Increase) decrease in accounts receivable            (1,162)    1,718
  Increase in accounts receivable, related parties           -       (12)
  Increase in prepaid expenses                              (2)      (48)
  Decrease (increase) in inventories                       450       (23)
  Increase (decrease) in accounts payable                   66    (1,780)
  (Decrease) in accrued liabilities                       (118)     (175)
  Increase in accrued income taxes                         211        98
  Decrease in billings in excess of costs                    -      (562)
  Increase (decrease) in other assets                       35       (14)
  Decrease in other liabilities                            (13)        -
                                                       -------   -------
Cash flows provided by (used in) operations                 19      (375)
                                                       -------   -------

Cash flows used for investing activities:
  Additions to property, plant and equipment              (252)      (99)
                                                       -------   -------
Net cash flows used for investing activities              (252)      (99)
                                                       -------   -------

Cash flows (used for) provided by financing
activities:
  Purchase of treasury stock                              (120)        -
  Increase in short term debt                              363       303
  Proceeds from long term debt, related parties              -         5
  Repayment on long term debt, related parties             (10)      (20)
                                                       -------   -------
Net cash provided by financing activities                  233       288

Net decrease in cash                                         -      (186)
Cash and cash equivalents at beginning of period             -       186
                                                       -------   -------
Cash and cash equivalents at end of period            $      -  $      -
                                                       =======   =======

Supplemental Schedule of Cash Flow Information:

  Cash paid during the period for:
    Interest                                          $     82  $     17
    Income taxes                                      $     29  $     92

           See Notes to Consolidated Financial Statements (unaudited).







                         COMPUDYNE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

2. ACCOUNTS RECEIVABLE
----------------------
Accounts receivable consist of the following:

                                                 ($ in thousands)
                                          September 30,      December 31,
                                              1998               1997
                                          -------------      ------------
U.S. Government Contracts:
  Billed                                  $    1,277         $     1,712
  Unbilled                                       837               1,054
                                           ---------          ----------
                                               2,114               2,766
Commercial Contracts:
  Billed                                       3,729               2,084
  Unbilled                                       159                 207
                                           ---------          ----------
                                               3,888               2,291

      Total Accounts Receivable           $    6,002        $      5,057
                                           ---------         -----------
Less Allowance for Doubtful Accounts             (83)               (300)
                                           ---------         -----------
Net Accounts Receivable                   $    5,919        $      4,757
                                           =========         ===========


3. COMMON STOCK AND COMMON STOCK OPTIONS
----------------------------------------
On September 23, 1998, the Compensation and Stock Options Committee
("Committee") granted options to purchase 45,000 shares of CompuDyne stock to key employees of Quanta SecurSystems at a price of $2.50 per share (the fair market value of such shares at the date of grant).

4. SUBSEQUENT EVENTS
--------------------
On November 10, 1998 CompuDyne signed a definitive agreement to acquire all of the capital stock of Norment Industries, Inc. ("Norment") and
Norshield Corporation ("Norshield"), each of which is a wholly-owned subsidiary of Apogee Enterprises, Inc. ("Apogee") a Minnesota based corporation.  CompuDyne will pay Apogee approximately twenty two million five hundred thousand dollars ($22,500,000) with a combination of cash and CompuDyne common stock subject to adjustments for working capital levels at closing.  CompuDyne expects to close on this purchase in late
November, 1998.

Norment Industries - The leading systems integrator and manufacturer of physical and electronic security systems for the corrections market which includes the following divisions:

     SESCO - The largest detention system contractor in the United
     States.

     Trentech - One of the leading electronic security systems manufacturer and integrator serving the corrections industry.

     Airteq - Manufactures the most technologically advanced lock product line in the corrections industry.

     Engineered Maximum Security Systems ("EMSS") - A leading detention system contractor located on the West Coast.

Norshield - The world's largest manufacturer and supplier of ballistic, attack and blast resistant products.

Norment combined with Norshield had net sales in their fiscal year ended
February 28, 1998 of approximately $72 million.

CompuDyne is currently finalizing the following agreements to finance this purchase:

1. $9 million in Senior subordinated notes with warrants for 297,924 shares of CompuDyne common stock with an exercise price of $3.25 per share.

2. 1,075,507 shares of the corporation's common stock for a purchase price of $3 million

3. A senior secured credit facility of $18 million, to include a three year revolving credit facility of up to $6.5 million and a five year term loan of $11.5 million.

5. RECLASSIFICATIONS
--------------------
Quanta Systems has been involved in discussions with the Defense Contract
Audit Agency ("DCAA") during the past quarter regarding the indirect pooling arrangements and the consequent indirect rate structure.  Quanta
Systems revised the indirect rate structure to accommodate a single general and administrative approach which is favored by DCAA.  The reclassification of certain costs from general and administrative to costs of goods sold resulted in a reclassification in the 1997 income statement for comparison purposes only, with no change in net profit.
The net effect on the 1998 income statement from this change is not considered material.



                      COMPUDYNE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
---------------------
Third Quarter 1998 and 1997 comparison

Net sales from continuing operations for the third quarter of 1998 were $6.9 million. This was an increase of $2.2 million from $4.7 million in the third quarter of 1997. SecurSystems net sales increased $1.4 million to $3.1 million in the third quarter of 1998, up from $1.7 million in the same quarter in 1997. This was due to the success of winning work and significantly increasing the backlog throughout 1997. Quanta Systems sales increased $878 thousand to $3.0 million in the third quarter of 1998 from $2.1 million during the same period in 1997 primarily due to increased volume with SPAWAR. DCS had a slight decrease in net sales of $28 thousand, down to $400 thousand in the third quarter of 1998 compared with $428 thousand in the third quarter of 1997. Micro Assembly also had a slight decrease in net sales of $33 thousand for the third quarter of 1998, down to $438 thousand from $471 thousand in net sales in the third quarter of 1997. SYSCO had $39 thousand in net sales in the third quarter of 1998. These were incremental sales since SYSCO had no sales in the third quarter of 1997.

CompuDyne's gross margin increased $362 thousand from $880 thousand in the third quarter of 1997 to $1.2 million in the third quarter of 1998.
SecurSystems gross margin increased $200 thousand in the third quarter of 1998 to $521 thousand, up from $321 thousand in the third quarter of 1997. This increase is directly related to increased sales. Gross margin at Quanta Systems increased $124 thousand from $326 thousand in the third quarter of 1997 to $460 thousand in the same period of 1998 due to the increased sales volume as well as renegotiated higher fees on the new SPAWAR work. Gross margin at DCS increased $75 thousand to $167 thousand in the third quarter of 1998, up from $92 thousand in the same period of 1997 due to sales during the quarter at higher margins.
MicroAssembly's gross margin decreased $63 thousand to $79 thousand in the third quarter of 1998, down from $142 thousand in the same period of 1997. SYSCO's gross margin of $16 thousand was incremental in the third quarter of 1998. SYSCO had no sales in the third quarter of 1997.

CompuDyne's selling, general and administrative expenses increased $172 thousand from $632 thousand in the third quarter of 1997 to $804 thousand in the third quarter of 1998. SecurSystems selling, general and administrative expenses decreased $5 thousand to $228 thousand in the third quarter of 1998, from $233 thousand in the third quarter of 1997.
Quanta Systems selling, general and administrative expenses increased $94 thousand from $139 thousand in the third quarter of 1997 to $233 thousand in the third quarter of 1998. DCS's selling, general and administrative decreased $27 thousand from $43 thousand in the third quarter of 1997 to $16 thousand in the third quarter of 1998. Selling, general and administrative expenses at MicroAssembly increased $23 thousand to $104 thousand in the third quarter of 1998 from $81 thousand in the same period of 1997. SYSCO spent $125 thousand in the third quarter of 1998 compared to $39 thousand in the third quarter of 1997, an increase of $86 thousand. This was due to a change in management at SYSCO and increased marketing efforts in the current year.

CompuDyne's net profit increased $65 thousand from $239 thousand in the third quarter of 1997 to $304 thousand in the third quarter of 1998.
SecurSystems had a net profit of $259 thousand in the third quarter of 1998 compared to $64 thousand during the same period of 1997, an increase of $195 thousand, again due to increased sales. Quanta Systems net profit was $154 thousand in the third quarter of 1998 increasing $46 thousand from $108 thousand in the third quarter of 1997. DCS's net profit of $33 thousand in the Third quarter of 1998 was down $2 thousand from $35 thousand in the same quarter of 1997. MicroAssembly had a net loss of $36 thousand in the third quarter of 1998, down $91 thousand from a profit of $55 thousand in the third quarter of 1997. This loss was due to a combination of a restructuring for improved quality control and a slow down of orders due to the overall economic problems in the Asian market. SYSCO had a loss of $116 thousand in the third quarter of 1998 compared with a loss of $39 thousand in the third quarter of 1997, down
$76 thousand.

RESULTS OF OPERATIONS - year-to-date comparison
-----------------------------------------------
CompuDyne's net sales increased $3.6 million from $14.6 million in the nine months ended September 30, 1997 to $18.2 million in the nine months ended September 30, 1998.  SecurSystems net sales were $7.3 million in the nine months ended September 30, 1998, up $3.1 million from $4.2 million in the nine months ended September 30, 1997, a direct result of the success in increasing backlog during 1997.  Quanta Systems net sales were $8.2 million for the nine months ended September 30, 1998, increasing $87 thousand from $8.1 million during the same period in 1997.
DCS net sales increased $227 thousand from $953 thousand in the nine months ended September 30, 1997 to $1.2 million in the same period of
1998. This increase was due to the sale of a replacement base band unit by an existing customer.  MicroAssembly had a modest increase from $1.3 million in the nine months ended September 30, 1997 to $1.4 million in the same period of 1998.  SYSCO had incremental sales of $94 thousand in the third quarter of 1998 and had no sales in 1997.

Gross margins for CompuDyne increased $830 thousand from $2.5 million in the nine months ended September 30, 1997 to $3.3 million in the same period of 1998. SecurSystems gross margins were $1.3 million in the nine months ended September 30, 1998, an increase of $412 thousand from $873 thousand for the same period of 1997 due to increased sales. Quanta
Systems had an increase of $290 thousand in gross margin due to the increased sales volume as well as renegotiated higher fees on the new
SPAWAR contract. Gross margin went from $946 thousand in the nine months ended September 30, 1997 to $1.2 million for the same period in 1998.
Gross margins at DCS increased $179 thousand from $197 thousand in the nine months ended September 30, 1997 to $376 thousand in the nine months ended September 30, 1998. MicroAssembly's gross margins decreased $77 thousand in the nine months ended september 30, 1998 to $352 thousand from $429 thousand in the same period of 1997. This was primarily due to a combination of a restructuring for improved quality and a slow down of orders due to overall economic problems in the Asian market. SYSCO had an incremental gross margin of $26 thousand in the nine months ended
September 30,1998.  SYSCO had no sales or margin in 1997.

CompuDyne's selling, general and administrative expenses were $2.3 million in the nine months ended September 30, 1998, an increase of $508 thousand from $1.8 million in the nine months ended September 30, 1997.
SecurSystems selling, general and administrative expenses decreased $22 thousand to $698 thousand in the nine months ended September 30, 1998 from $720 thousand during the same period in 1997. Quanta Systems selling, general and administrative expenses were $653 thousand in the nine months ended September 30, 1998, an increase of $286 thousand from $368 thousand in the same period of 1997. This increase is due to the treatment of legal costs for the Fort Bragg claim ($158 thousand) and increased marketing costs. These costs are offset by an $83 thousand decrease at DCS due to a reduction in staff and consolidation of some facilities. DCS had a decrease in selling, general and administrative expenses of $83 thousand to $41 thousand in the nine months ended
September 30, 1998 from $124 thousand in the same period of 1997.
MicroAssembly's selling, general and administrative expenses increased
$61 thousand from $250 thousand in the nine months ended September 30, 1997 to $311 thousand in the same period of 1998. SYSCO increased it's selling, general and administrative expenses $180 thousand from $85 thousand in the nine months ended September 30, 1997 to $265 thousand in the nine months ended September 30, 1998. This was due to a change in management at SYSCO and increased staff for additional marketing efforts.
CompuDyne corporate increased selling, general and administrative expenses by $86 thousand to $323 thousand in the nine months ended
September 30, 1998 from $237 thousand in the same period of 1997.

CompuDyne's net profit increased $164 thousand in the nine months ended
September 30, 1998 to $733 thousand, from $569 thousand during the same period in 1997. SecurSystems' net profit increased $386 thousand to $479 thousand in the nine months ended September 30, 1998 from $93 thousand in the same period of 1997. Net profit at Quanta Systems was $376 thousand in the nine months ended September 30, 1998, down $24 thousand from $400 thousand in the nine months ended September 30, 1997. This decrease is primarily due to the increased interest costs which are unallowable expense. Net profit at DCS increased $159 thousand in the nine months ended September 30, 1998 to $119 thousand as a result of increased sales volume as well as the decreased costs associated with the staff reductions and facility consolidations. DCS had a loss of $40 thousand during the same period in 1997. MicroAssembly's net profit decreased
$145 thousand to $13 thousand in the nine months ended September 30, 1998, from $158 thousand in the same period of 1997. This decrease was primarily due to a combination of a restructuring for improved quality control and a slow down of orders due to the overall economic problems occurring in the Asian market. SYSCO had a loss of $255 thousand in the nine months ended September 30, 1998 compared with a loss of $85 thousand in the same period of 1997, an additional loss of $170 thousand. This was due to a change in management at SYSCO and increased staff for additional marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has a secured working capital line of credit agreement with
Chevy Chase Bank, Chevy Chase, Maryland which allows borrowings of an average of 80% of eligible accounts receivable plus 40% of eligible inventory.  The new agreement was signed on June 25, 1998 and allows for a maximum available loan of $2.5 million which is a $750 thousand increase over the line of credit previously with Asian American Bank and
Trust Company of Boston, Massachusetts.  The interest rate for the new line of credit is at LIBOR plus 2.75%, compared with the old Asian
American line of credit which was at a rate of prime plus 0.5%.  The new line has a two year term and expires June 25, 2000.

This line of credit is expected to be replaced with the new revolving line of credit of up to $6.5 million secured as part of the financing arrangements for the acquisition of Norment.

MicroAssembly has an unsecured line of credit with Fleet Bank for $100 thousand with no expiration date. The line is guaranteed by Mr. Roenigk.
The rate is prime plus 2% and there was $57 thousand outstanding as of September 30, 1998.

The Company's primary source of cash is from operations and bank borrowings. The majority of Quanta Systems' receivables are due under prime contracts with the U.S. Government or sub-contracts thereunder.
The majority of SecurSystems receivables are due under sub-contracts or maintenance contracts with state and local governments. Net cash flows provided by operations was $19 thousand in 1998, an increase of $394 thousand from cash flow used in operations of $375 in 1997. Net income increased $33 thousand from $472 thousand in the nine months ended
September 30, 1997 to $505 thousand in the same period of 1998. During the first nine months of 1998 CompuDyne purchased 62 thousand shares of treasury stock at a cost of $120 thousand. Capital additions totalled
$252 thousand in the nine months ended September 30, 1998, an increase of $153 thousand from $99 thousand in the same period of 1997. Accounts receivable has increased $1.2 million as of September 31, 1998. This increase is attributable to the increased revenues at SecurSystems.

YEAR 2000 COMPLIANCE
--------------------
The Company has identified all significant software and hardware applications that will require modification to ensure Year 2000 compliance.  Internal and external resources are being used to make the required modifications and test Year 2000 compliance.  The modification process of all significant applications and operational applications is substantially complete.  The Company plans on completing the process of modifying all significant applications by December 31, 1998.  The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.


------------------------------------------------------------------------

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

   (a) Exhibit (27) - Financial Data Schedule


SIGNATURE
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUDYNE CORPORATION



Date: November  11, 1998             /s/ William C. Rock
                                         William C. Rock

