Form 10-K
period 1998-12-31
COMPUDYNE CORP
filed 1999-03-31
CIK 22912

FORM 10-K

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                          THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended        December 31, 1998
                          -------------------------------------------------
                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                                EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     --------------------

Commission File Number                     0-29798
                      -----------------------------------------------------

                               CompuDyne Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Nevada                            23-1408659
          ------------------------------           ----------------
          State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization            Identification No.)


        7249 National Drive, Hanover, Maryland             21076
        --------------------------------------       ---------------
           (Address of principal executive offices)         (Zip Code)


Registrant's telephone number, including area code      (410)712-0275
                                                   ----------------------
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class         Name of each exchange on which registered

    Common Stock $.75 par value            Over-The-Counter
      ---------------------------   ----------------------------

Securities registered pursuant to section 12(g) of the Act:

                                    None
---------------------------------------------------------------------------
                               (Title of class)

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $20.7 million as of March 23, 1999 (based upon the average of the bid and asked prices on the over-the-counter market for CompuDyne common stock on March 23, 1999 which was $8.312 per share, as quoted on the OTC Bulletin Board(see ITEM 5.).

As of March 22, 1999, a total of 5,121,413 shares of Common Stock, $.75 par value, were outstanding.

Documents incorporated by reference: Portions of the Proxy Statement relating to the 1998 Annual Meeting of Shareholders are incorporated in Part III.

---------------------------------------------------------------------------
                                     PART I

ITEM 1.  BUSINESS
-----------------
Description of Business

CompuDyne Corporation ( CompuDyne or the Company ), a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996. CompuDyne operates in five business segments through its six wholly owned subsidiaries Norment Industries, Inc. ("Norment"), Norshield Corporation, ("Norshield"), Quanta Systems Corporation, ( Quanta Systems ), Quanta SecurSystems Inc., ( SecurSystems ), MicroAssembly Systems, Inc., ( MicroAssembly ), and SYSCO Security Systems, Inc. ( SYSCO ).

Current Developments
--------------------
As a result of the November 28, 1998 acquisition of Norment and Norshield ("Norment/Norshield"), CompuDyne intends to consolidate its existing SecurSystems regional based operations and most of the newly acquired operations under the new name "The Norment Security Group", ("NSG"). It is intended that within the next six months all of those operations, other than Norshield, will be renamed and consolidated into this highly focused group representing the premier name in the industry.

Norment,
-------
headquartered in Montgomery, Alabama, is a comprehensive security and detention systems manufacturer, integrator and contractor with national and international experience serving the corrections and judicial markets primarily in the United States and includes the following divisions:

        SESCO is a detention system contractor in the United States.

        Trentech is an electronic security systems manufacturer and integrator serving the corrections industry.

        Airteq manufactures pneumatic locks and markets sliding devices made by Norshield primarily to the corrections industry.

     Engineered Maximum Security Systems, ("EMSS") is a leading detention system and electronic security contractor located on the West Coast.

Norshield
---------
is a manufacturer and supplier of high-end U/L rated ballistic, attack and blast resistant products, and offers the broadest range of these security products and services available from one source in the United States.

As discussed above, CompuDyne has decided to rename certain operations. Going forward, most of CompuDyne's non-military security business will be conducted under the NSG name. The SecurSystems regional offices will be designated as NSG regional offices and maintenance operations. The SESCO and EMSS names previously used by Norment will operate under the NSG name. The Trentech name will continue to be used for branding security electronic products and will also operate under the NSG name.

Quanta Systems
--------------
is an engineering services firm providing turn-key design, fabrication, installation, training, maintenance, documentation, and systems integration of closed circuit television, access control and intrusion detection
services to government and industry.   Quanta Systems also provides original
equipment manufacturing and worldwide quick reaction capability to respond to the urgent, emergent and unique requirements of customers with critical missions. Quanta Systems includes the Data Control Systems, Inc., ("DCS") division.

      DCS manufactures telemetry, satellite command and control systems and radio frequency products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications.


SecurSystems
------------
primarily focuses on the installation, maintenance and systems integration of highly technical security systems. Although the majority of SecurSystems work is related to detention facilities, SecurSystems also performs work in areas such as colleges, court houses, private residences, public buildings and in the transportation market. SecurSystems has offices strategically located within the United States. The home office and the Northeast regional office are located in Hanover, Maryland. Other offices are located in Tucson and Chandler, Arizona and Garner, North Carolina. These offices act as regional hubs to perform maintenance and installation contracts on security systems throughout the United States. SecurSystems currently has approximately $1.9 million in annual recurring maintenance work and the balance of the Company's revenue is made up of new installation and refit work.

MicroAssembly,
-------------
located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the Stick-Screw(TM)System . The Stick-Screw(TM) System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes.
SYSCO
-----
is a distributor of high technology security systems formed by CompuDyne in October 1997 to contract with security product manufacturers and to become the exclusive distributor of these products in North America. Security products distributed by SYSCO include the Shorrock line of control and detection equipment, the SYSCO (Germany) digital microphonic cable systems, the DETEC video motion detection system manufactured by Helgesen Corporation and the FOSS fiber optic perimeter security system manufactured by Imatran Voima OY. SYSCO has dealers and manufacturing representatives throughout North America.

See Note 16 Operating Segment Information to the Consolidated Financial Statements of CompuDyne for more information about the results of operations from the seven operating segments.

General Information
-------------------
The Company purchases most of the parts and raw materials used in its products from various suppliers. The primary raw materials used in the manufacturing of Norment's, Quanta Systems and DCS' products are electronic components and steel or aluminum sheets, stampings and castings. These materials are generally available from a number of different suppliers. MicroAssembly's products are purchased from either distributors or manufacturers of metal products. While the bulk of such raw material is purchased from relatively few sources of supply, the Company believes that alternative sources are readily available.

There is no significant seasonality in CompuDyne's business.

The Company s backlog of orders as of December 31, 1998 was $80.4 million compared to $19.7 million as of December 31, 1997. Quanta Systems backlog of $3.9 million, SecurSystems' backlog of $13.5 million (includes $3.0 million of multi year maintenance contracts), DCS backlog of $65 thousand, and MicroAssembly s backlog of $483 thousand as of December 31, 1998 compared to $4.7 million, $13.8 million, $625 thousand and $551 thousand respectively as of December 31, 1997. Norment's backlog of $53.9 million and Norshield's backlog of $8.0 million as of December 31, 1998 were additions this year due to the acquisition in on November 28, 1998.

For the year ended December 31, 1998, direct sales to the U.S. Government amounted to $7.8 million or 24% of the Company's total net sales from continuing operations, compared with $9.3 million and $15.5 million in fiscal years 1997 and 1996, respectively, or 47% and 70% of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

The Company is currently undertaking research and development activities at DCS to expand and improve its product lines. Research and development expenditures were $169 thousand during the fiscal year ended December 31, 1998 compared with $172 thousand and $234 thousand during 1997 and 1996, respectively. In 1998 expenditures were made by DCS to develop three new products, a configurable communications modem (the 2200), a high data rate modem (the 2250E) and a highly complex signal analysis modem (the 7500E).

At December 31, 1998, the Company had 508 employees. None of the permanent employees are subject to collective bargaining agreements. Norment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 1998 there were 78 of these employees covered under collective bargaining agreements.

Year 2000 Compliance
--------------------
State of readiness - The Company has developed and is well into implementing a company wide Year 2000 Plan (the "Plan") with the intent to ensure that it's computer equipment and software will be able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates, whether in the twentieth or the twenty-first centuries (such functionality is referred to below as being "Year 2000 compliant").

The Company's plan initially focused on the accounting systems of the operating divisions. Norment/Norshield are currently implementing a new financial and accounting software system called PENTA. This implementation includes Year 2000 compliant hardware as well as software. Implementation is planned to be completed by June 1999. Quanta Systems implemented a Year 2000 compliant Deltek system in 1998. This was implemented with Year 2000 compliant hardware as well as software. Additional computers were identified and replaced in 1998. SecurSystems has installed a new network which has Year 2000 compliant hardware and software. The accounting package used by SecurSystems is Timberline. Timberline is currently working on a Year 2000 compliant version and we have been advised this new version will be available in 1999. MicroAssembly is currently installing a new accounting system including Year 2000 compliant software and hardware, in addition it has periodically upgraded computers within the organization during 1998. MicroAssembly's new system is expected to be implemented by June 1999.

The Company presently believes that it's planned replacements and modifications of certain existing computer equipment and software will be completed by January 1, 2000 so as to avoid any of the Year 2000 related disruptions or malfunctions of its computer equipment and software that it has identified.

                                               (in thousands)
The costs to address the Company's Year
  2000 Issues:                             Costs Prior    Estimate to
                                             to 1999        Complete
                                           -----------    ------------
Norment/Norshield  Hardware/Software       $       975    $       425

Quanta Systems/DCS Hardware/Software                85             18

SecurSystems       Hardware/Software
                   /Phone Equipment                 64             50

MicroAssembly      Hardware/Software
                   /Office Equipment                 6             30
                                            ----------     ----------
                                           $     1,130    $       523
                                            ==========     ==========

The Company will use both internal and external resources to reprogram or replace its IT systems and non-IT systems for the Year 2000 modifications.

Costs - The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal personnel. The total cost of the Year 2000 project, excluding these internal costs is estimated at $1.7 million and is being funded through operating cash flows. Over $1.1 million, which includes costs expended by Norment/Norshield prior to the Company's acquisition on November 28, 1998, was spent in 1998 and the balance will be expended in 1999.

The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which are derived using numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

Risks - Management believes that based on the information currently available to the Company, that the most likely worst case scenario that could be caused by failures relating to Year 2000 could pose a significant threat not only to CompuDyne, its customers and suppliers, but to all businesses. Risks include:

       -Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safely issues.

       -Loss of sales due to failure to meet customer quality expectations or inability to ship products.

       -Increased operational costs due to manual processing, data corruption or disaster recovery.

       -Inability to bill or invoice.

Contingency plans - As part of its continuous assessment process, the Company will develop contingency plans as necessary. These plans could include, but are not limited to, material stockpiling, use of alternate suppliers and development of alternate means to process orders. The Company currently plans to complete such planning by December 1999.

CompuDyne is using its best efforts to ensure that the Year 2000 impact on its critical systems and processes will not affect its supply of product, quality or service. However, in the event that the Company is unable to complete its remedial actions described above and is unable to implement adequate contingency plans in the event problems arise, there could be a material adverse effect on the Company's business, financial position, results of operations, or cash flows.

Financial Information About Foreign and Domestic Operations
-----------------------------------------------------------
Export sales for the Company were $2.5 million, $257 thousand and $576 thousand, for the years ended December 31, 1998, 1997 and 1996, respectively.

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

ITEM 2.  PROPERTIES
-------------------
The following table sets forth the main facilities of the Company's operations:

                                                                 Approximate
                             Primary                   Owned or  Square Feet
Location                     Purpose                   Leased (1)   of Space
----------------------     ----------------------      ---------- ----------

Corporate Office
----------------
Hanover Maryland           Administrative                 Leased      3,200

Quanta Systems
--------------
Gaithersburg, Maryland     Engineering                    Leased     14,690
Gaithersburg, Maryland     Manufacturing                  Leased      8,400
Gaithersburg, Maryland     Sub-Leased                     Leased      7,300

MicroAssembly
-------------
Willimantic, Connecticut    Manufacturing                 Owned       7,000
Willimantic, Connecticut    Administrative                Owned       2,900

SecurSystems
------------
Hanover, Maryland           Engineering                   Leased      9,500
Garner, North Carolina      Engineering                   Leased      2,000
Tucson, Arizona             Engineering                   Leased      1,500
Chandler, Arizona           Engineering                   Leased      2,500

Norment
-------
Montgomery, Alabama        Administrative/Manufacturing   Owned      64,703
Montgomery, Alabama        Accounting Office              Leased      2,850
Montgomery, Alabama        Apartment                      Leased        875
Montgomery, Alabama        Assembly                       Leased     12,400
Montgomery, Alabama        Storage                        Leased     10,000

Airteq
------
Lake Oswego, Oregon        Administrative/Manufacturing   Leased     10,515
Lake Oswego, Oregon        Storage                        Leased        300

Trentech/Norshield
------------------
Montgomery, Alabama        Office/Assembly                Leased     30,000
Montgomery, Alabama        Office/Modular                 Leased      3,000
Montgomery, Alabama        Office/Modular                 Leased      3,000

EMSS
----
Livermoore, California     Office/Assembly                Leased     15,795


(1) See Note 13 to the Consolidated Financial Statements for additional information relating to lease expense and commitments.

CompuDyne's corporate headquarters operated out of a building owned by MicroAssembly in Willimantic, Connecticut. The Company has leased space in Hanover, Maryland and is in the process of relocating the corporate office from Willimantic, Connecticut to Hanover, Maryland. The new office in Hanover, Maryland will also be used to accommodate administrative functions of SecurSystems and give more room to the expanding Northeast region by moving out of the building currently used by the Northeast regional office.

Norment is headquartered in Montgomery, Alabama in a building owned by the Company. Norment also leases four additional spaces in the Montgomery, Alabama area to house its assembly/fabrication operations, storage, administrative functions and its Trentech operation.

Norshield leases two buildings and is headquartered in Montgomery, Alabama. The two leased locations are used for assembly/fabrication and engineering operations.

Airteq has its headquarters in Lake Oswego, Oregon in a leased building used for administration and manufacturing. Airteq also leases a small space in Lake Oswego, Oregon used for storage.

EMSS operates out of a leased building in Livermoore, California with combined office and assembly space.

Quanta Systems leases three buildings in Gaithersburg, Maryland. One building is used by its services group, which provides engineering services and administrative staff and was consolidated with the DCS products group which manufactures telemetry and communications equipment. The second building which had been used by DCS is currently being vacated and will be sub-leased when a new tenant can be located. Quanta Systems leases a third building in Gaithersburg which it subleases to Orion Network Systems Corporation.

SecurSystems leases four spaces. The Northeast regional office is located in Hanover, Maryland and provides office, engineering and storage space. The Southeast regional office is located in Garner, North Carolina and provides office, engineering and storage space. Two offices are located in Arizona, one in Tucson and the other outside of Phoenix in Chandler. These two locations provide bases to service the Arizona maintenance operations and also to service any projects in the Midwestern and Western United States. The Company is currently looking at establishing offices in other areas of the United States in order to take advantage of contract security maintenance work available in other areas.

MicroAssembly operates out of owned facilities in Willimantic, Connecticut that currently houses the corporate headquarters. The corporate headquarters is currently being moved to Hanover, Maryland.

The Company leases only those properties necessary to conduct its business and does not invest in real estate or interests in real estate on a speculative basis. The Company believes that its current properties are suitable and adequate for its current operations, however; as its operations grow, additional space may be required to service contracts in other areas.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability should not have a material effect on its financial position, results of future operations or cash flows.

Quanta Systems settled its claim against the Army for change orders at the Fort Bragg installation. Quanta received $400 thousand in fiscal 1998 in settlement of this claim.

SecurSystems settled a dispute with a subcontractor resulting from the Sonoma settlement made in 1997. SecurSystems paid $100 thousand in 1998 as final settlement to end the dispute. An additional $31 thousand for a subcontractor's claim related to the Sonoma contract was reserved for in 1998 and paid in 1999.

The Company has been served over the past several years with a number of New York, New Jersey and Pennsylvania lawsuits involving asbestosis related personal injury and death claims in which York-Shipley, Inc. and/or CompuDyne Corporation and/or CompuDyne, Inc. is a defendant. The complaints against CompuDyne, Inc. have been referred to the trustee in bankruptcy for CompuDyne, Inc. The Company itself has been named as a defendant more frequently in 1998 and 1999 in New York state litigation and has advised its insurers of each of these cases for which the insurers are providing a defense pursuant to agreement with the Company, subject to reservation of rights by the insurer. The insurers have advised that claims in such litigation for punitive damages and intentional conduct are not covered.
The Company cannot ascertain the total amount of potential liability with respect to these matters, but does not believe that any such liability should have a material effect on its financial position, future operations or future cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
None


---------------------------------------------------------------------------

                                      PART II


ITEM 5.  MARKET FOR COMPUDYNE COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS
----------------------------------------
CompuDyne Common Stock is traded in the over-the-counter market, and in January 1993 began being quoted on the OTC Bulletin Board, an inter-dealer quotation medium maintained by the National Association of Securities Dealers, Inc., under the symbol CDCY . There were 1,929 common shareholders of record as of March 22, 1999.

The following table sets forth the high and low bids for CompuDyne Common Stock from January 1, 1997 to December 31, 1998 on the over-the-counter market, as quoted on the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.



Quarter Ended                         High               Low
-------------------                 -------            -------
March 31, 1997                      $ 1 3/4            $   7/8
June 30, 1997                         3 1/2               1
September 30, 1997                    3                   1 3/4
December 31, 1997                     3                   1

Quarter Ended                         High                Low
-------------------                 --------           ---------
March 31, 1998                      $ 3 3/4            $ 1 57/64
June 30, 1998                         3 7/8              2  1/4
September 30, 1998                    3 7/16             2  3/8
December 31, 1998                     5 1/2              2  1/32

The Company has not paid any dividends on its Common Stock during the years ended December 31, 1998 and 1997, and its Board of Directors has no intention of declaring a dividend in the foreseeable future. Under the terms of the financing agreement for the purchase of Norment/Norshield, any intended declaration of common stock dividends must first be approved by LaSalle National Bank and William Blair Mezzanine Capital Partners II, L.L.C., and cash dividends are not allowed to be paid.

Recent Sales of Unregistered Securities
---------------------------------------
On December 3, 1998 (effective November 28, 1998), CompuDyne acquired Norment Industries and Norshield Corporation. In connection with this purchase CompuDyne issued 1,075,507 unregistered shares of common stock at $2.79 per share, a warrant to purchase 297,924 shares of common stock exercisable at $3.25 per share and secured $9.0 million of subordinated debt to William Blair Mezzanine Capital Partners II L.L.C.. See Note 8 to Consolidated Financial Statements of CompuDyne for further details.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report and in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

(In thousands except per
 share data):                         For the years ended December 31,
                            ------------------------------------------------
                            1998 (c)   1997     1996      1995        1994
                            --------  --------  --------  --------  -------
Net sales                   $ 31,916  $ 20,016  $ 22,142  $ 10,308  $ 9,699
                             =======   =======   =======   =======   ======
Gross profit                $  6,052  $  3,279  $  2,132  $  1,516  $ 1,586
Sonoma settlement costs            -       270         -         -        -
Selling, general and
  administrative               4,415     2,257     1,431     1,214    1,095
Research and development         169       172       234       359       66
                             -------   -------   -------   -------   ------
Operating income            $  1,468  $    580  $    467  $    (57) $   425
                             =======   =======   =======   =======   ======

Interest expense, net
 of interest income         $    295  $     62  $     39  $     22  $    (7)
                             =======   =======   =======   =======   ======
Income (loss) from con-
 tinuing operations before
 extraordinary items        $    847  $    696  $    391  $   (210) $ 2,065
Loss from discontinued
 operations                        -         -       (60)     (453)    (860)
Extraordinary items (a)            -         -         -         -      523
                             -------   -------   -------   -------   -------
Net income (loss)           $    847  $    696  $    331  $   (663) $ 1,728
                             =======   =======   =======   =======   ======
Earnings (loss) per
 share (b):
Basic
-----
  Continuing operations     $    .20  $    .23  $    .17  $   (.13) $  1.18
  Discontinued operations          -         -      (.03)     (.27)    (.49)
  Extraordinary items              -         -         -         -      .30
                             -------   -------   -------   -------   ------
  Net income (loss)         $    .20  $    .23  $    .14  $   (.40) $   .99
                             =======   =======   =======   =======   ======

Weighted average number
 of common shares out-
 standing                      4,166     3,005     2,294     1,657    1,748
                             =======   =======   =======   =======   ======
Diluted
-------
  Continuing operations     $    .20  $    .16  $    .10   $  (.13)  $ 1.18
  Discontinued operations          -         -      (.02)     (.27)    (.49)
  Extraordinary items              -         -         -         -      .30
                             -------   -------   -------    -------   ------
  Net income (loss)         $    .20  $    .16  $    .08   $  (.40)  $   .99
                             =======   =======   =======    =======   ======
Weighted average number
  of common shares and
  equivalents                  4,343     4,364     3,762     1,657     1,748
                             =======   =======   =======    =======

Total assets                $ 43,570  $  7,598  $  7,575   $  3,947  $ 2,114
                             =======   =======   =======    =======   ======
Long-term debt              $ 20,515  $     30  $     50   $    470  $     -
                             =======   =======   =======    =======   ======
Total shareholders equity   $  5,890  $  2,162  $  1,776   $    421  $     -
                             =======   =======   =======    =======   ======


Notes:
(a) The extraordinary item in 1994 is a debt forgiveness.
(b) No dividends have been paid on Common Stock during the above periods.
(c) Includes the operations of Norment/Norshield from November 28, 1998, the date of acquisition.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
Financial Condition
-------------------

Long-term debt was $19.4 million and the current portion of long-term debt was $1.1 million at December 31, 1998 compared with no long-term debt and short term debt of $1.4 million at December 31, 1997. The increased debt is attributable to the borrowings made for the acquisition of Norment/Norshield. Working capital also increased as a result of the acquisition from $1.9 million at December 31, 1997 to $18.8 million at December 31, 1998.

During 1998 CompuDyne had net income of $847 thousand compared with $696 thousand in 1997. The results for 1998 included one month of operating results for the newly acquired Norment and Norshield.

Results of Operations 1998 compared with 1997
---------------------------------------------
CompuDyne's net sales increased from $20.0 million in 1997 to $32.0 million in 1998. Sales at Norment/Norshield were $6.9 million in 1998. This was incremental since Norment and Norshield were acquired by CompuDyne effective November 28, 1998. Sales at SecurSystems increased 71% in 1998, up $4.4 million to $10.6 million compared with $6.2 million in 1997. SecurSystems has been completing work from the backlog it has been building since their acquisition in July 1996. Quanta Systems' sales increased from $10.7 million in 1997 to $11.1 million in 1998 due to work done on a non-recurring fixed price contract in 1998 for Montgomery County, Maryland. Sales at DCS increased to $1.5 million in 1998 from $1.3 million in 1997. This increase was attributable to the sale of a replacement base band unit to an existing customer in 1998. MicroAssembly's sales were flat at $1.8 million in 1998, the same as 1997. SYSCO had sales of $170 thousand in 1998. These sales are incremental since SYSCO had no sales in 1997.

CompuDyne's gross margin increased $2.8 million to $6.1 million in 1998 up from $3.3 million in 1997. Norment/Norshield contributed $1.7 million of this increase and is incremental due to its acquisition on November 28, 1998. SecurSystems added another $865 thousand to the increase, up from $1.1 million in 1997 to $1.9 million in 1998. This increased margin is directly related to the increase in sales from 1997 to 1998. Gross margins at Quanta Systems increased $200 thousand in 1998 to $1.5 million, up from $1.3 million in 1997. At $373 thousand in 1998, DCS showed a slight increase of $9 thousand over the $364 thousand reported in 1997. MicroAssembly's margin decreased by $97 thousand in 1998 to $462 thousand in 1998 from $559 thousand in 1997. SYSCO contributed $62 thousand to the 1998 margin increase which was incremental having its first sales in 1998.

CompuDyne's selling, general and administrative costs increased $1.9 million, up from $2.5 million in 1997 to $4.4 million in 1998. Norment/Norshield incrementally added $1.1 million to selling, general and administrative expense, again due to its acquisition on November 28, 1998. Selling, general and administrative expenses at SecurSystems were $1.0 million in 1998, the same as 1997. Quanta Systems' selling, general and administrative expenses were $767 thousand in 1998, up $258 thousand from $509 thousand in 1997. DCS' selling, general and administrative expenses were down $138 thousand to $36 thousand in 1998 compared with $174 thousand in 1997. Selling, general and administrative costs at MicroAssembly were $412 thousand in 1998, up $61 thousand from $351 thousand in 1997 due to increased staffing and advertising costs. SYSCO's selling, general and administrative expenses increased $227 thousand to $374 thousand in 1998 compared with $147 thousand in 1997, reflecting a continuing acceleration of activities.

Research and development costs, which related to Quanta Systems' DCS product division were $169 thousand in 1998 compared with $172 thousand in 1997.
The costs in 1998 were expended to develop three new products.

Interest expense in 1998 totalled $295 thousand, an increase of $233 thousand over the 1997 total of $62 thousand. This increase was due to the expanded borrowings to finance the acquisition of Norment/Norshield. See "Liquidity".

CompuDyne's 1998 income from continuing operations increased $151 thousand or 21.7% in 1998 to $847 thousand, up from $696 thousand in 1997. Net income for 1997 benefitted from a tax credit resulting in a negative tax rate, while 1998 net income was taxed at an overall rate of 30.0%.

Norment/Norshield incrementally added $237 thousand to the net income in 1998. SecurSystems increased net income by $384 thousand to $434 thousand in 1998 from $50 thousand in 1997. This is attributed to increased sales while holding the increase in overhead costs to a minimum. Quanta Systems net income decreased in 1998 to $322 thousand, down $198 thousand from $520 thousand in 1997. DCS's net income increased $79 thousand in 1998 from a break even in 1997. MicroAssembly's net income decreased to approximately break even in 1998, down from a net profit of $106 thousand in 1997. SYSCO had a net loss of $221 thousand in 1998, an additional loss of $74 thousand over the $147 thousand lost in 1997. SYSCO is still in its start up period (operations started in October 1997) and has just begun booking orders and posting sales.

Results of Operations - 1997 compared with 1996
-----------------------------------------------
CompuDyne's net sales decreased $2.1 million in 1997 to $20 million, down from $22.1 million in 1996. Sales at Quanta Systems decreased to $10.7 million in 1997, down $4.9 million from $15.6 million in 1996. This decrease was primarily due to the nonrecurring low margin orders completed during the first nine months of 1996. The balance is due to slower than normal bookings for the first two quarters of 1997 resulting in lower output for the year ended December 31, 1997. DCS' sales decreased $163 thousand to $1.3 million in 1997 from $1.5 million in 1996. MicroAssembly increased sales $281 thousand to $1.8 million in 1997, up from $1.5 million in 1996. This is due to increased sales to current customers and new customers gained through increased sales efforts. SecurSystems' sales were $6.2 million for twelve months in 1997 compared to $3.5 million for six months of 1996. SecurSystems was acquired in July 1996. SecurSystems' sales reflect lower billings due to low order intake in the fourth quarter of 1996 and the first half of 1997; however, the backlog at the end of 1997 was $13.8 million (including a $5 million multi-year maintenance contract).

CompuDyne's gross margins increased $1.2 million to $3.3 million, up from $2.1 million in 1996 even though net sales for 1997 decreased. Quanta Systems contributed $491 thousand to this increase. Although Quanta Systems' sales decreased in 1997, Quanta Systems' sales were at higher profit margins in 1997 than in 1996. This was primarily due to nonrecurring low margin orders completed in 1996 and $117 thousand additional profit booked due to contract closeouts during the year. Quanta Systems absorbed a $197 thousand loss on the Fort Bragg contract in 1997. DCS' gross margin went down $98 thousand in 1997 generating a gross margin of $364 thousand compared to $462 thousand in 1996. This decrease in gross margin was due to a decrease in sales and a related decrease in cost of goods sold. Quanta SecurSystems contributed $1.1 million to 1997 gross margins. This was up from $677 thousand in 1996. Quanta SecurSystems was acquired in July, 1996 and the margin was 17.4% in 1997 compared to 19.2% in 1996. This was due to lower margin installation contracts performed in 1997. MicroAssembly contributed $348 thousand to the increase in gross margin. This was due to increasing sales by 18.9 % and only increasing cost of goods sold by 5.3%.

Selling, general and administrative expenses increased $1.1 million in 1997 to $2.5 million from $1.4 million in 1996. Quanta Systems' expenses increased $264 thousand in 1997 to $508 thousand from $244 thousand in 1996. This is due to the treatment of legal costs related to the Fort Bragg claim as unallowable costs. DCS spent $174 thousand in 1997, $41 thousand less than the $215 thousand spent in 1996. This savings was due to the consolidation of some facilities and operations with Quanta Systems. SecurSystems spent $1.0 million in 1997, up by $569 thousand from the $432 thousand spent in 1996. The 1997 spending, by SecurSystems included twelve months of operations while the 1996 spending only covered six months since SecurSystems was acquired in July 1996. Included in the 1997 spending was $270 thousand for Sonoma settlement costs. SYSCO spent $147 thousand in start-up costs in 1997.

Research and development costs, which are related only to Quanta Systems' DCS product division totalled $172 thousand for 1997. This was a decrease of $62 thousand compared to the $234 thousand spent in 1996. The 1997 expenses were spent on expanding the Company's demodulator/demultiplexor product line.

CompuDyne's 1997 income from continuing operations before extraordinary items of $696 thousand compares with a profit of $391 thousand in 1996.
This $305 thousand increase is due to the tax effect of net operating loss carryforwards ("NOLs") and the establishment of a deferred tax asset. In addition Quanta Systems' increased margins on contracts which included a more favorable labor mix contributed to the increase and $117 thousand additional profit was realized from contract closeouts. MicroAssembly's increased sales also contributed to this increase. Quanta Systems income increased $297 thousand to $520 thousand in 1997 from $223 thousand in 1996. This increase was primarily due to increased margins of 11.9% in 1997 compared to 5.0% in 1996. SecurSystems had a decrease of $63 thousand to $50 thousand in 1997 compared with a profit of $113 thousand in 1996. SecurSystems absorbed $270 thousand in settlement and legal costs to finalize the Sonoma claim in fiscal 1997. SYSCO reported a $147 thousand loss in 1997 for start-up costs with no offsetting revenues. Corporate activities realized a profit of $169 thousand due to tax issues, including the use of NOLs and the establishment of a deferred tax asset.

Interest paid in 1997 totalled $62 thousand, an increase of $7 thousand over the 1996 total of $55 thousand. This increase was due to the expanded use of credit to finance operations and expansion during 1997. See "Liquidity".

There were no losses from discontinued operations in 1997. In 1996, Quanta Systems spent $60 thousand related to a discontinued subsidiary.

Liquidity
---------
The Company's principle source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, the majority of which are due under prime contracts with the United States Government, state and local governments or subcontracts thereunder.

To finance the acquisition of Norment/Norshield the Company secured a term loan from LaSalle National Bank in the amount of $11.5 million. The term loan was borrowed at a rate of LIBOR (variable) plus a fixed credit spread of 2.5%. In an agreement dated December 11, 1998 between LaSalle National Bank and CompuDyne, $6.75 million of this term loan was swapped to a fixed rate of 5.08% plus the 2.5% fixed credit spread. The term loan principal payments are to be made according to the following schedule:

                 1999      2000       2001       2002       2003      2004
               -------   --------   --------   --------   --------  --------
March 31     $       -  $ 375,000  $ 500,000  $ 625,000  $ 625,000 $ 750,000
June 30      $ 375,000  $ 500,000  $ 625,000  $ 625,000  $ 750,000 $       -
September 30 $ 375,000  $ 500,000  $ 625,000  $ 625,000  $ 750,000 $       -
December 31  $ 375,000  $ 500,000  $ 625,000  $ 625,000  $ 750,000 $       -


At the same time the Company secured the term loan, it secured a revolving loan with LaSalle National Bank of up to $6.5 million. This revolving loan was secured to pay off the old revolving credit line with Chevy Chase Bank and supply operating cash for the existing businesses as well as the new acquisition. The borrowing rate on the revolving credit line is contingent upon covenants relating to the senior debt, to EBITDA ratio and the submission of timely financial data. The current rate is Prime plus 1.0% or the Eurodollar rate plus 2.5%, whichever the Company chooses. On December 31, 1998 the Company had no balance borrowed on the revolving loan. Also in connection with the acquisition of Norment/Norshield, the Company secured a senior subordinated term note in the amount of $9.0 million due on December 31, 2005 with William Blair Mezzanine Capital Partners II, L.L.C. at a fixed rate of 13.15%. Repayment of the principal balance is to be made in accordance with the following schedule:

                         2004         2005
                     ----------  -----------
March 31             $  500,000  $   500,000
June 30              $  500,000  $   500,000
September 30         $  500,000  $   500,000
December 31          $  500,000  $ 5,500,000

The Company also issued 1,075,507 shares of common stock and a warrant to purchase an additional 297,924 shares of common stock at a price of $3.25 per share to William Blair Mezzanine Capital Partners II, L.L.C., for a purchase price of $3.0 million.

As required by the new financing agreements, MicroAssembly repaid and closed the unsecured line of credit with Fleet Bank and CompuDyne repaid the borrowings at Chevy Chase.

Net cash flows provided by operations was $3.8 million in 1998 compared with $838 thousand used in operations in 1997. Cash from net income increased from $696 thousand in 1997 to $847 thousand in 1998. Increases in accounts payable and accrued liabilities account for $2.3 million of the cash provided by operations. Another effect on cash from operations is $250 thousand in depreciation and amortization. A total of $432 thousand was used to purchase capital equipment in 1998. Cash paid for the acquisition of Norment/Norshield of $23.8 million was primarily financed by long-term debt of $20.5 million.

CompuDyne entered into an Automatic Investment Service Agreement dated December 23, 1998 with LaSalle National Bank. This agreement allows LaSalle National Bank to transfer funds over $100 thousand from the main CompuDyne account to an investment account on a daily basis. The investment account earns interest at a variable rate determined by the bank on a daily basis, based on the current days market rate for commercial paper, less a spread for providing the service. The experience to date has been an average of 4.15%.

Capital Resources
-----------------
Capital expenditures totalled $432 thousand in 1998 compared with $195 thousand in 1997. The Company has projected spending up to $3.1 million for capital expenditures in fiscal 1999. These projected expenditures includes $2.0 million for the expansion of the Norshield plant, $400 thousand for the implementation of the new IR system (PENTA) at Norment and $680 thousand for normal asset purchases and replacements.

Recently Issued Accounting Standards
------------------------------------
In July 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting definition of a derivative and specifies measurements, recognition, and disclosure of changes in the fair value of derivatives, ("hedges") held by a company. This standard will require derivatives designated as hedges to be recorded on the balance sheet at fair value with the change in fair value of the underlying hedged item. This standard will be adopted by the Company in the year 2000 and the Company has not determined what impact, if any, this standard will have when it is adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Interest Rate Risk
------------------
CompuDyne used fixed and variable rate notes payable to finance its acquisition of Norment/Norshield. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's loan from LaSalle National Bank.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of December 31, 1998. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 1998. Note 8 to the consolidated financial statements contain descriptions of the Company's notes payable and should be read in conjunction with the table below.








Financial Instruments by Expected Maturity Date

Year Ending December 31       1999        2000         2001        2002
                           ----------  ----------   ----------  ----------
Notes Payable:
   Variable rate ($)       $1,125,000  $ 1,875,000  $ 2,375,000  $2,500,000
   Average interest rate       7.74%        7.79%        7.85%       7.90%
   Fixed rate ($)          $        -  $         -  $        -   $        -
   Average interest rate      13.15%       13.15%       13.15%      13.15%

Year Ending December 31        2003      Thereafter     Total     Fair Value
                           ----------  ------------  ----------  ----------
Notes Payable:
   Variable rate ($)       $2,875,000  $   750,000  $11,500,000  $11,500,000
   Average Interest Rate       7.96%         8.0%
   Fixed rate ($)          $        -  $ 9,000,000  $ 9,000,000  $ 9,000,000
   Average Interest Rate      13.15%        13.15%       13.15%       13.15%

Year Ending December 31        1999          2000         2001        2002
                           -----------  -----------  -----------  ----------
Interest Rate Swaps:
   Variable to Fixed ($)   $6,750,000  $6,750,000   $ 6,750,000  $         -
     Average pay rate          7.55%       7.55%        7.55%              -
     Average receive rate      7.74%       8.0%         8.0%               -

Year Ending December 31        2003       Thereafter     Total    Fair Value
                            ----------  -----------  ----------  ----------
Interest Rate Swaps:
   Variable to Fixed ($)   $        -  $        -   $         -  $6,753,000
     Average pay rate               -           -             -           -
     Average receive rate           -           -             -           -


The Company uses a foreign exchange contract to partially hedge their exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and is matched to the underlying transaction and does not constitute speculative or leveraged positions independent of this exposure. The table below summarizes the transaction that is sensitive to foreign currency exchange rates, including foreign currency forward exchange agreements. The forward exchange, shown in South African Rand, is the amount of rands that are expected to be exchanged into U.S. dollars based on the expected month of conversion. These amounts represent the contract sales revenue in rand, less contract expenses paid in rand.

                                        Expected Date
                                          December 31,              Fair
(rand in thousands)                   1999      2000     Total      Value
                                     -------  -------  --------    ------

Forward exchange agreement (in South
 African rand)                        14,050    1,568    15,618     15,618
Average contractual exchange rate
(Receive U.S. dollars for South
 African rand)                    $ US 0.16  $ US 0.14  $ US 0.16  $ US 0.16


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
See Item 14 below.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------------------
     None.

----------------------------------------------------------------------------

                                  PART III
                                  --------

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of its fiscal year ended December 31, 1998, or April 30, 1999, relating to its 1998 Annual Meeting of Stockholders.


                                   PART IV
                                   -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS
         AND REPORTS ON FORM 8-K

(a) Financial Statements
    (1) The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.
    (2) Schedule II - Schedule of valuation and qualifying accounts
(b) Reports on Form 8-K
        A Current Report on Form 8-K regarding the acquisition of Norment/Norshield dated December 11, 1998 and filed
        February 12, 1999 and amended on 8-KA on February 18, 1999.
(c) Exhibits
        The Exhibits listed on the index below are filed as a part of this Annual Report.

                             COMPUDYNE CORPORATION
                               INDEX TO EXHIBITS
                                 (Item 10(c))

3 (A) Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996 herein incorporated by reference to Registrant's Proxy Statement dated May 15, 1996 for its 1996 Annual Meeting of Shareholders.

3 (B) Agreement and Plan of Merger dated May 8, 1996 is incorporated by reference as Exhibit 3(B) to registrant's 10-K filed March 31, 1997.

3 (C). By-Laws, as amended through January 28, 1997 and as presently in effect, is incorporated by reference as Exhibit 3(C) to registrant's 10-K filed March 31, 1997.

10 (A). 1996 Stock Incentive Compensation Plan incorporated herein by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1996 Annual Meeting of Shareholders.

10 (B) Credit Agreement dated November 30, 1998 among CompuDyne Corporation and LaSalle National Bank is incorporated by reference to Exhibit (99.2) to Registrant's Form 8-K filed February 12, 1999.

10 (C) Subordinated Loan and Investment Agreement dated November 30, 1998 among CompuDyne Corporation and William Blair Mezzanine Capital Fund II, L.P. is incorporated by reference to Exhibit (99.3) to Registrant's Form 8-K filed February 12, 1999.

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

21.  Subsidiaries of the Registrant is filed herewith.

27.  Financial Data Schedule

---------------------------------------------------------------------------

                    COMPUDYNE CORPORATION AND SUBSIDIARIES

                               -------------------

                          INDEX TO FINANCIAL STATEMENTS


                                  (Item 14(a)(1))


                                                          Page(s)

    Independent Auditors' Report                            18
    Consolidated Balance Sheets at December 31, 1998
      and 1997                                              19

    Consolidated Statements of Operations for the
      years ended December 31, 1998, 1997 and 1996          20

    Consolidated Statements of Cash Flows for the
      years ended December 31, 1998, 1997 and 1996          21

   Consolidated Statements of Changes in Shareholders'
      Equity for the years ended
      December 31, 1998, 1997 and 1996                      22

    Notes to Consolidated Financial Statements              23-36



                                (Item 14(a)(2))



Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December
  31, 1998, 1997 and 1996                                   37

                                 (Item 14(a)(3)

Financial  Statement Schedule





                            INDEPENDENT AUDITORS' REPORT
                            ----------------------------






Board of Directors and Shareholders of CompuDyne Corporation:

We have audited the accompanying consolidated balance sheets of CompuDyne Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/Deloitte & Touche LLP

Washington D.C.
March 11, 1999










                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS

                                                  December 31,
                                                 1998     1997
                                                ------   ------
                                                 (In Thousands)
Current Assets
  Cash and cash equivalents                     $  1,528   $      -
  Accounts receivable                             27,451      4,757
  Costs in excess of billings                      2,610        521
  Inventories
   Finished goods                                    112         72
   Work in progress                                  499        536
   Raw materials and supplies                      3,611        612
                                                 -------    -------
      Total Inventories                            4,222      1,220
                                                 -------    -------
  Prepaid expenses and other current assets          127         95
                                                 -------    -------
      Total Current Assets                        35,938      6,593
                                                 -------    -------
Non-current receivable related parties                72         60

Property, plant and equipment, at cost
  Land and improvements                            1,081         26
  Buildings and leasehold improvements               383        250
  Machinery and equipment                          2,334      1,055
  Furniture and fixtures                             182        287
  Automobiles                                        299         84
  Construction in progress                           939          -
                                                 -------    -------
                                                   5,218      1,702
  Less accumulated depreciation and amortization     295        990
                                                 -------    -------
    Net property, plant and equipment              4,923        712
                                                 -------    -------
Deferred tax asset                                    88        124
Intangible assets, net of accumulated
  amortization                                     2,474          -
Goodwill, net of accumulated amortization             62         66
Other assets                                          13         43
                                                 -------    -------
  Total other assets                               2,637        233
                                                 -------    -------
Total Assets                                     $43,570    $ 7,598
                                                 =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 5,707    $ 2,104
  Bank notes payable                                   -      1,339
  Accrued payroll expenses                         1,240          -
  Other accrued expenses                           2,222      1,015
  Billings in excess of contract
    costs incurred                                 6,492        169
  Accrued income taxes                               346         35
  Current portion of term loan                     1,125          -
  Current portion of deferred compensation             -         26
  Current portion of notes payable-related
    parties                                           20         20
                                                  ------    -------
      Total Current Liabilities                   17,152      4,708

Term loan                                         10,375          -
Subordinated note                                  9,000          -
Notes payable-related parties                         15         30
Warranty reserves                                    463          -
Long term pension liability                          484        489
Other liabilities                                    191        209
                                                  ------     ------
      Total Liabilities                           37,680      5,436
                                                  ------     ------
Shareholders' Equity
  Common stock, par value $.75 per share:
    10,000,000 shares authorized; 5,200,049
    and 4,124,542 shares issued at December 31,
    1998 and 1997, respectively                    3,900      3,093
  Other capital                                   10,397      8,203
  Treasury shares, at cost; 78,636 shares at
  December 31, 1998 and 16,666 shares at
  December 31, 1997                                 (120)         -
  Receivable from management                         (90)       (90)
  Accumulated Deficit                             (8,197)    (9,044)
                                                  ------     ------
      Total Shareholders' Equity                   5,890      2,162
                                                  ------     ------
Total Liabilities and Shareholders' Equity       $43,570    $ 7,598
                                                  ======     ======

                  See notes to consolidated financial statements


---------------------------------------------------------------------------


                       COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                         Years Ended December 31,
                                          1998       1997     1996
                                        --------  -------- --------
                                     (thousands except per share data)
Net sales                               $ 31,916  $ 20,016 $  22,142
Cost of goods sold                        25,864    16,737    20,010
                                         -------   -------  --------
Gross margin                               6,052     3,279     2,132

Sonoma settlement costs                        -       270         -
Selling, general and administrative
 expenses                                  4,415     2,257     1,431
Research and development                     169       172       234
                                         --------  -------  --------

Operating income                           1,468       580       467
                                         --------  -------  --------
Other (income) expense
 Interest expense                            295        62        55
 Interest income                               -         -       (16)
 Other income                                (37)      (20)      (33)
                                         -------   -------  --------
   Total other (income) expense              258        42         6
                                         -------   -------  --------


Income from continuing operations
 before income taxes                       1,210       538       461
Income tax provision (benefit)               363      (158)       70
                                         -------   -------   -------
Income from continuing operations            847       696       391

Discontinued Operations:
Loss from discontinued operations              -         -       (60)
                                         -------   -------   -------

Net income                              $    847  $    696  $    331
                                         =======   =======   =======
Earnings per share
Basic:
  Continuing operations                 $    .20  $    .23  $    .17
  Discontinued operations                      -         -      (.03)
                                         -------   -------   -------
  Net income                            $    .20  $    .23  $    .14
                                         =======   =======   =======

Weighted average number of common
  shares outstanding                       4,166     3,005     2,294
                                         =======   =======   =======

Diluted:
  Continuing operations                 $    .20  $    .16  $    .10
  Discontinued operations                      -         -      (.02)
                                         -------   -------   -------
  Net income                            $    .20  $    .16  $    .08
                                         =======   ========  =======

Weighted average number of common
  shares and equivalents                   4,343     4,364     3,762
                                         =======   ========  =======



                     See notes to consolidated financial statements










                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Years Ended December 31,

                                             1998       1997       1996
                                            ------------------------------
                                                    (In Thousands)
Cash flows from operating activities:
  Net income from continuing operations     $    847   $    696   $    391
Adjustments to reconcile net income to
 net cash from operations:
  Depreciation and amortization                  250        114        104
  Deferred income tax (benefit)                    -       (189)       (25)
Changes in assets and liabilities:
  Accounts receivable                         (3,004)       516     (2,123)
  Costs in excess of billings                    608          -          -
  Inventory                                       11       (285)      (423)
  Prepaid expenses                               (14)       (38)        52
  Other assets                                    54        (28)         -
  Accounts payable                               634       (913)     1,240
  Accrued expenses                             1,701       (104)       553
  Accrued income taxes                           311        (35)         -
  Billings in excess of costs incurred           414       (562)       562
  Other liabilities                            2,001        (10)        27
                                             -------    -------    -------
Net cash flows provided by (used in)
 continuing operations                         3,813       (838)       358
                                             -------    -------    -------

  Loss on discontinued operations                  -          -        (60)
  Decrease in net assets of discontinued
   operations                                      -          -          3
                                             -------    -------    -------
  Net cash flows used in discontinued
   operations                                      -          -        (57)
                                             -------    -------    -------


Net cash flows provided by (used in)
 operations                                    3,813       (838)       301
                                             -------    -------    -------
Cash flows from investing activities:
  Net cash used for acquisitions             (23,880)         -       (566)
  Additions to property, plant and
   equipment                                    (432)      (195)       (33)
                                             -------    -------    -------
Net cash flows used in investing
 activities                                  (24,312)      (195)      (599)
                                             -------    -------    -------
Cash flows from financing activities:
  Conversion of series D preference stock          -       (310)         -
  Issuance of common stock                     3,001          -        600
  Payment of receivable from management            -          -          1
  Increase/(decrease) in short term debt      (1,339)     1,177        (97)
  Proceeds from long term debt                20,500          -          -
  Purchase of treasury stock                    (120)         -          -
  Repayment of note payable related parties      (15)       (20)       (20)
                                             -------    -------    -------
Net cash flows provided by financing
 activities                                   22,027        847        484
                                             -------    -------    -------
Net increase (decrease) in cash and cash
 equivalents                                   1,528       (186)       186
Cash and cash equivalents at the
 beginning of the year                             -        186          -
                                             -------    -------    -------
Cash and cash equivalents at the end
 of the year                                $  1,528   $      -    $   186
                                             =======    =======     ======
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
   Interest                                 $    308   $     62    $    55
  Income taxes, net of refunds              $     25   $     70    $     -




                     See notes to consolidated financial statements.


---------------------------------------------------------------------------

                        COMPUDYNE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                          Receivable
(In Thousands)  Preferred Common  Other   From    Accumulated Treasury
                 Stock    Stock  Capital Management  Deficit  Shares  Total
                 -------  -----  ------- ---------- --------- ------  -----
Balance at
January 1, 1996,     945  1,355   7,973     (91)     (9,761)       -    421

Net Income             -      -       -       -         331        -    331
Shares issued-
 Common shares         -    793     230       -           -        -  1,023
Purchase of
 treasury stock        -      -       -       -           -        -      -
Payments from
 management            -      -       -       1           -        -      1
                    ----  -----   -----   -----       -----    -----
Balance at December
 31, 1996          $ 945 $ 2,148 $ 8,203  $ (90)    $(9,430)   $   - $1,776

Net Income             -       -       -      -         696        -    696
Preferred shares
 converted
 to Common shares    (945)    945      -      -        (310)       -   (310)
                    -----   -----  -----   -----     ------     -----  -----
Balance at December
 31, 1997          $    - $ 3,093 $ 8,203 $ (90)    $(9,044) $    - $ 2,162

Net Income              -       -       -     -         847       -     847
Shares issued-
 Common shares          -     807   2,194     -           -       -   3,001
Purchase of
 treasury stock         -       -       -     -           -    (120)   (120)
                    -----  ------  ------  -----     ------    ----- ------
Balance at December
 31, 1998          $    - $ 3,900 $10,397  $ (90)   $(8,197) $ (120) $ 5,890
                    =====  ======  ======   =====    ======   =====   ======



                   See notes to consolidated financial statements.

---------------------------------------------------------------------------

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS
---------------------------

Description of Business - CompuDyne Corporation ( CompuDyne  or the
 Company ) a Nevada corporation, was incorporated in Pennsylvania on December 8, 1952. On May 8, 1996, CompuDyne changed its state of incorporation to Nevada after receiving shareholder approval at the 1996 Annual Meeting of Shareholders. CompuDyne operates in five business segments through its six wholly owned subsidiaries: Norment Industries, Inc. (Norment"), Norshield Corporation, ("Norshield"), Quanta Systems Corporation ( Quanta Systems ), Quanta SecurSystems, Inc., ( SecurSystems ), MicroAssembly Systems, Inc. ( MicroAssembly ) and SYSCO Security Systems, Inc. ( SYSCO ).

Norment Industries, headquartered in Montgomery, Alabama, is a comprehensive security and detention systems manufacturer, integrator and contractor with national and international experience serving the corrections industry primarily in the United States and includes the following divisions:

    SESCO a detention system contractor in the United States.

    Trentech is an electronic security systems manufacturer and integrator serving the corrections industry.

    Airteq manufactures pneumatic locks and markets sliding devices made by Norshield primarily to the corrections industry.

    Engineered Maximum Security Systems, ("EMSS") is a leading detention system and electronic security contractor located on the West Coast.

Norshield is a manufacturer and supplier of high-end U/L rated ballistic, attack and blast resistant products, and offers the broadest range of these security products and services available from one source in the United States.

As a result of the November 28, 1998 acquisition of Norment and Norshield, CompuDyne has decided to rename certain operations. Norment and SecurSystems will be consolidated under the new name "The Norment Security Group", ("NSG"). Going forward, most of CompuDyne's non-military security business will be conducted under the NSG name. The SecurSystems regional offices will be designated as NSG regional offices and maintenance operations. The SESCO and EMSS names previously used by Norment will operate under the NSG name. The Trentech name will continue to be used for branding security electronic products and will also operate under the NSG name.

SecurSystems primarily focuses on the installation, maintenance and systems integration of highly technical security systems. Although the majority of SecurSystems work is related to detention facilities, SecurSystems also performs work in areas such as colleges, court houses, private residences, public buildings and in the transportation market. SecurSystems has offices strategically located within the United States. The home office and the Northeast regional office are located in Hanover, Maryland. Other offices are located in, Tucson and Chandler, Arizona and Garner, North Carolina. These offices act as regional hubs to perform maintenance and installation contracts on security systems throughout the United States. SecurSystems currently has approximately $1.9 million in annual recurring maintenance work and the balance of the Company's revenue is made up of new installation and refit work.

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

    Data Control Systems ( DCS ), a division of Quanta Systems, manufactures telemetry, satellite command and control systems and radio frequency products. These products and systems are used for data acquisition, control, test programs and laboratory environments having a variety of military, intelligence and commercial applications.

MicroAssembly, located in Willimantic, Connecticut, is a manufacturer of a proprietary automated process called the Stick-Screw(TM) System . The Stick-Screw(TM) System uses custom designed screws in a stick format for the insertion of fasteners in electronic and other assembly environments. The Stick-Screw(TM) System provides insertion of the fasteners at a faster speed than can be accomplished by comparably priced competing systems or processes.

SYSCO is a distributor of high technology security systems formed by CompuDyne in October 1997 to contract with security product manufacturers and to become the exclusive distributor of these products in North America. Security products distributed by SYSCO include the Shorrock line of control and detection equipment, the SYSCO (Germany) digital microphonic cable systems, the DETEC video motion detection system manufactured by Helgesen Corporation and the FOSS fiber optic perimeter security system manufactured by Imatran Voima OY.

2.  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

Principles of Consolidation -
---------------------------
The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries, all of which are wholly-owned. All material intercompany transactions have been eliminated.

Inventories -
-----------
Raw material inventories are valued at the lower of cost (first-in, first-out) or market. Work-in-process represents direct labor, materials and overhead incurred on products not yet delivered. Finished goods are valued at the lower of cost or market.

Use of Estimates -
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain estimates used by management are susceptible to significant changes in the economic environment. These include estimates of percentage-completion on long term contracts and valuation allowances for contracts accounts receivable. Actual results could differ from those estimates.

Revenue Recognition -
-------------------
Revenue under cost reimbursement contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts are recognized to the extent of billable rates times hours delivered plus materials expenses incurred. Revenue from fixed price contracts is recognized under the percentage of completion method. Revenue from the sale of manufactured products is recognized based on shipment date. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenues recognized to date over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date on certain contracts.

Property, Plant and Equipment -
-----------------------------
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed using principally the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives are as follows:

     Buildings and improvements      7-39 years
     Machinery and equipment         3-10 years
     Furniture and fixtures          3-10 years

Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized.

Other Intangible Assets -
-----------------------
Intangible assets consist of a trademark amortized on a straight-line basis over 15 years and a deferred credit for negative goodwill recorded due to the acquisition of SecurSystems amortized on a straight-line basis over 5 years. Accumulated amortization was $14 thousand and ($51) thousand respectively at December 31, 1998. In conjunction with the acquisition of Norment and Norshield, additional intangible assets have been recorded on the balance sheet, including trade names, trademarks, Department of State Certifications, UL listings, patents and ASTM standards. These are amortized on a straight-line basis over periods ranging from 20 to 25 years. Accumulated amortization was $9 thousand as of December 31, 1998.

Cash and Cash Equivalents -
-------------------------
For purposes of the statements of cash flows, the company considers temporary investments with original maturities of three months or less to be cash equivalents.

Income Taxes -
------------
The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 109, Accounting for Income Taxes . Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock Based Compensation -
------------------------
The Company continues to account for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees", ("APB No. 25") for the recognition and measurement of employees stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123, "Accounting For Stock Based Compensation", ("SFAS No. 123").

New Accounting Pronouncements -
-------------------------------
In July 1998, the Financial Accounting Standard Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"), which establishes the accounting definition of a derivative and specifies measurements, recognition, and disclosure of changes in the fair value of derivatives (hedges) held by a company. This standard will require derivatives designated as hedges to be recorded on the balance sheet at fair value with the change in fair value of the underlying hedged item. SFAS No. 133 will be adopted by the Company in the year 2000 and the Company has not determined what impact, if any, this standard will have when it is adopted.

Reclassifications -
-------------------
Certain prior period amounts have been reclassified to conform to the current year presentation.

3.  EARNINGS PER SHARE
----------------------
Earnings per share are presented in accordance with SFAS No. 128,  Earnings
Per Share.   This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 303,000 shares of common stock at $4.31 and warrants to purchase 297,924 shares of common stock at $3.25 were outstanding during 1998 but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. Options to purchase 53,050 shares of common stock at $2.81 were outstanding during 1997 but were not included in the computation of diluted earnings per common share for 1997 because the options' exercise price was greater than the average market price of the common shares. Options to purchase 200,000, 56,290 and 25,000 shares of common stock at $1.50, $1.81 and $2.00, respectively were outstanding during 1996 but were not included in the computation of diluted earnings per common share for 1996 because the options' exercise prices were greater than the average market price of the common shares.

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:

                                                                  Per Share
                                               Income      Shares   Amount
                                           ($ in thousands)
                                              --------    --------    ------
Basic earnings per common share for the year
  ended December 31, 1998:
Income available to common stockholders       $   847     4,166,250   $  .20
Effect of dilutive stock options                            177,024    ----
                                                          ---------
Diluted earnings per common share for the
  year ended December 31, 1998                $   847     4,343,274   $  .20
                                               ------     ---------    -----

Basic earnings per common share for the year
  ended December 31, 1997:
Income available to common stockholders       $   696     3,004,974   $  .23
Effect of dilutive preferred stock                        1,102,902    -----
Effect of dilutive stock options                            256,325
                                                          ---------
Diluted earnings per common share for the
  year ended December 31, 1997                $   696     4,364,201   $  .16
                                               ------     ---------    -----

Basic earnings per common share for the year
     ended December 31, 1996:
Income available to common stockholders       $   331     2,293,602   $  .14
Effect of dilutive preferred stock                        1,260,460
Effect of dilutive stock options                            207,980
                                                          ---------
Diluted net income per common share for the
  year ended December 31, 1996                $   331     3,762,042   $  .08
                                               ------     ---------    -----

5.  ACQUISITIONS OF BUSINESSES
-------------------------------------------

Acquisition of Norment Industries, Inc. and Norshield Corporation -
-------------------------------------------------------------------
On December 3, 1998, (effective November 28, 1998, CompuDyne entered into and consummated a Stock Purchase Agreement by and between Apogee Enterprises, Inc., ("the seller") and CompuDyne, ("the purchaser") to purchase all of the capital stock of Norment Industries, Inc., ("Norment") and Norshield Corporation, ("Norshield") from the seller, effective November 28, 1998. Norment and Norshield, headquartered in Montgomery, Alabama operate a number of separate businesses which collectively are engaged in the design, manufacture, installation and distribution of locks, bullet resistant glass, metal window surrounds, electronic control systems and similar products that are integrated into detention security systems under the names Norment Industries, Norshield, SESCO, EMSS, Airteq and Trentech. The consideration paid to the seller for the stock of Norment and Norshield was $22.5 million. CompuDyne has accounted for the acquisition of Norment and Norshield using the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The financial statements reflect the preliminary allocation of the purchase price. The allocation has not been finalized due to certain valuations in process, therefore in 1999, the allocation may change. The accompanying financial statements include the operations of Norment and Norshield for the period from November 28, 1998, the effective date of acquisition.

Following are the Company's unaudited pro forma results for 1998 and 1997 assuming the acquisition occurred on January 1, 1997.

(in thousands except for per share data)             1998        1997
                                                  ----------  -----------
     Revenue                                     $   104,077  $    99,363
     Net Income                                  $     1,421  $     1,403

     Earnings Per Share
     ------------------
     Basic                                       $     .27    $     .27
     Diluted                                     $     .25    $     .24


These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on January 1, 1997, or of future results of operations.

In conjunction with the acquisition, liabilities were
  assumed as follows:                                       (in thousands)
                              Fair value of assets acquired  $  32,283
                              Cash paid for capital stock       23,880
                                                              --------
                              Liabilities assumed            $   8,403
                                                              ========

Acquisition of Shorrock Electronic Systems, Inc. -
--------------------------------------------------
On July 11, 1996, CompuDyne Corporation entered into and consummated a Stock Purchase Agreement by and between SES Corporation USA ( the seller ) and CompuDyne to purchase all of the capital stock of Shorrock Electronic Systems, Incorporated ( SES ) from the seller. The seller is an indirect subsidiary of BET Public Limited Company. SES, located in Hanover, Maryland, is engaged in the sale, installation and maintenance of physical security systems for correctional and other facilities. The consideration paid to the seller for the stock of SES was approximately $613 thousand. CompuDyne has accounted for the acquisition of SES using the purchase method of accounting. The accompanying financial statements include the operations for SES for the period from July 11, 1996, the date of acquisition.

5.  ACCOUNTS RECEIVABLE
-----------------------
Accounts Receivable consist of the following:

(In thousands)                            December 31,   December 31,
                                              1998           1997
                                          ------------   ------------
U.S. Government Contracts:
     Billed                               $    1,622     $   1,712
     Unbilled                                    818         1,054
                                           ---------      --------
                                               2,440         2,766
Commercial
     Billed                                   19,756         2,084
     Unbilled                                  5,695           207
                                           ---------      --------
                                              25,451         2,291
                                           ---------      --------
Total Accounts Receivable                     27,891         5,057
Less Allowance for Doubtful Accounts            (440)         (300)
                                           ---------      --------
Net Accounts Receivable                   $   27,451    $    4,757
                                           =========     =========

Unbilled receivables include retainages of approximately $5.2 million and $185 thousand at December 31, 1998 and 1997, respectively.

Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 1998, 1997 and 1996 were approximately $7.8 million, $9.3 million and $15.5 million, respectively, or 24%, 47% and 70% of the Company's total net sales for the same years. The sales to the U.S. Government were in the following segments: Norment, Norshield, Quanta Systems, SecurSystems and MicroAssembly. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency, ( DCAA ). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. Quanta Systems received final approval on their indirect rates for 1995 from DCAA on September 30, 1998. No significant payments or billings were made as a result of the approval of the 1995 rates.

6.  CONTRACTS IN PROCESS
------------------------
Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:


                                                December 31,
                                               (in thousands)
                                              1998       1997
                                              --------  ----------
Costs incurred on uncompleted contracts    $   108,543  $    2,292
Accrued profits                                 27,904         684
                                            ----------   ---------
                                           $   136,447   $   2,976
Less customer progress payments                140,329       2,624
                                            ----------   ---------
                                           $    (3,882)  $     352
                                            ==========   ========
Included in the statements of
 financial position:
Recoverable costs and accrued
 profits not yet billed                    $      2,610  $     521
Billings on uncompleted contracts in
 excess of incurred costs                        (6,492)      (169)
                                            -----------   --------
                                           $     (3,882) $     352
                                            ===========   ========


7.  NOTES PAYABLE RELATED PARTIES
---------------------------------

In July, 1996 the holders of CompuDyne's $400 thousand Senior Convertible Notes (which includes the Chairman and a Director) agreed to convert the notes into 400,000 common shares. The same investors also agreed to purchase 600,000 additional common shares for $600 thousand. This financing, which was completed on July 12, 1996, added $1.0 million to the Company's equity, reduced interest charges, and provided the cash required to acquire SES and also provided working capital for SES operations.

At the time the Senior Convertible Notes were issued in August 1995, they had a conversion price of $1.50 per share. On May 23, 1996, the CompuDyne Board approved an amendment to the Senior Convertible Notes that reduced the conversion price to $1.00 per share based upon the price of CompuDyne common stock at the time, the restricted nature of the stock issued upon conversion, the limited liquidity for CompuDyne common stock existing at the time, an evaluation of CompuDyne's balance sheet and the need to strengthen CompuDyne's balance sheet in view of the proposed acquisition of SES. The notes were converted into common shares in July 1996.

CompuDyne entered into a subordinated note agreement on April 29, 1995 with Alan Markowitz, a Director, for $100 thousand. The agreement calls for CompuDyne to pay $5,000 quarterly plus accrued interest for the quarter at a rate of Prime plus 1%. Amounts outstanding at December 31, 1998 and December 31, 1997 were $35 and $50 thousand respectively. Interest expense pertaining to the notes for 1998, 1997 and 1996 were $5, $6 and $8 thousand respectively.

8.  LONG-TERM DEBT
----------------------                            December 31, 1998
Term note, interest at LIBOR                       ----------------
 (5.2% at December 31, 1998)                         (in thousands)
 plus a fixed credit spread of 2.5%,
 collateralized by virtually
 all of the Company's assets due in
 quarterly installments
 beginning June 30, 1999. (see the rate
 swap agreement in Note 9)                             $    11,500

Subordinated note, interest at a fixed rate
 of 13.15% collateralized by virtually all
 of the Company's assets, subordinated to the term
 note, due in quarterly installments beginning
 March 31, 2004.                                             9,000
                                                         ---------
      Total long-term debt                                  20,500
      Less amount due within one year                        1,125
                                                         ---------
                                                        $   19,375
                                                         =========
Maturities of long-term debt

      Year Ending December 31,
      ------------------------
              1999                 $   1,125
              2000                     1,875
              2001                     2,375
              2002                     2,500
              2003                     2,875
              Thereafter               9,750
                                   ---------
                                   $  20,500
                                    ========

The term note and subordinated note agreements contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, and maximum permitted capital expenditures, certain minimum quarterly and annual EBITDA for 1999 and a restriction against paying dividends.

At December 31, 1997, the Company had $1.3 million outstanding from a secured working capital line of credit which allowed borrowings of up to 75% of eligible accounts receivable.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximates fair value.
      Long-Term Debt - The carrying amounts reported in the balance sheet approximate fair value as the amounts were obtained close to December 31, 1998.
      Rate Swap Agreement - The Company entered into an interest rate swap agreement on December 15, 1998 to limit the effect of increases in the interest rates on the floating rate of the term note. The differential is accrued as interest rates change and is recorded in interest expense. The effect of this agreement is to limit the interest rate exposure to 7.55% on $6.75 million of the Company's term loan. The fair value as of December 31, 1998 as estimated by dealers was a favorable $3.0 thousand.

      Foreign Exchange Contract - The Company entered into a foreign exchange contract in December 1998 and estimates its fair value to approximate its cost.

10. INCOME TAXES
----------------

The components of the income tax provision (benefit) from continuing operations for the years ended December 31, 1998, 1997, and 1996 are as follows:

    (in thousands)       1998    1997    1996
                       -------  ------  ------
    Current            $   333  $   31  $   84
    Deferred                30    (189)    (14)
                        ------   -----   -----
                       $   363  $ (158) $   70
                        ======   =====   =====

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 1998 and 1997 are summarized as follows:

                                                    December 31,
                                                -------------------
                                                1998        1997
                                                -------     -------
Assets:
   Accrued expenses and deferred compensation   $    116    $    142
   Tax operating loss carryforward                10,151      10,341
   Tax credit carryforward                           459         459
   Book reserves in excess of tax                    304         315
   Accrued pension liability                         186         184
                                                 -------     -------
   Total deferred assets                          11,216      11,441
 Valuation allowance                             (11,063)    (11,254)
                                                 -------     -------
   Net deferred assets                          $    153    $    187
                                                 =======     =======
 Net deferred liabilities:
   Tax depreciation in excess of book
    depreciation                                $    (65)   $    (64)
                                                 =======     =======

A valuation allowance is provided to offset fully the recorded current deferred tax assets as management cannot conclude that such deferred tax assets are more likely of realization than not. The non-current deferred tax assets are more likely of realization than not and accordingly, no valuation allowance is provided.

The difference between the statutory tax rate and CompuDyne's effective tax rate from continuing operations are summarized as follows:

                                            1998    1997    1996
                                           ------  -----   ------
       Statutory federal income tax rates   34.0%  35.0%    34.0%
       State income taxes, net of
         Federal benefit                     7.0    2.9      4.6
       Change in valuation allowance       (14.5) (51.2)       -
       Tax effect of NOL utilization           -  (18.6)   (27.0)
       Tax effect of non-deductible items    3.5    2.5      3.6
                                           -----  -----    -----
         Tax                                30.0% (29.4)%   15.2%
                                           =====  =====    =====

At December 31, 1998, the Company and its subsidiaries have net operating loss carryforwards available to offset future taxable income of approximately $28 million, subject to certain severe limitations. These carryforwards expire between 2000 and 2009. The utilization of substantially all of these tax loss carryforwards is limited to approximately $200 thousand each year as a result of the ownership change which occurred in 1995. The Company also has carryforwards available for alternative minimum tax purposes which do not differ significantly from
regular net operating loss carryforwards.   The Company also has research
and development tax credits of approximately $459 thousand expiring between 1999 and 2003.

11. COMMON STOCK AND COMMON STOCK OPTIONS
-----------------------------------------

On November 12, 1992, the CompuDyne Board authorized the issuance of 300,000 shares of Common Stock to key employees of CompuDyne and Quanta Systems at a price of $.40 per share, the fair market value at such time. In January 1993, the Board subsequently authorized the issuance of an additional 200,000 shares of Common Stock to a key employee at the same price and on the same terms as those authorized on November 12, 1992. These authorizations were formalized in Stock Purchase Agreements, dated August 1, 1993, under which the employees may purchase an aggregate of 125,000 shares on August 1, of each of the years 1993 through 1996 provided certain conditions are met including continued employment by CompuDyne, by paying cash for such shares or by giving the Company a five-year non-recourse promissory note, collateralized by the stock and bearing interest at 2% per annum over the rate designated by the First National Bank of Maryland as its prime commercial rate. As of December 31, 1996, 302,500 shares of CompuDyne Common Stock had been issued to five members of senior management, (the
 Management Shares ) in exchange for promissory notes pursuant to the Stock Purchase Agreements. Due to the resignation of two of the employees who were parties to the Stock Purchase Agreements, 225,000 shares of CompuDyne Common Stock have been issued under the Stock Purchase Agreements with no further shares remaining.

In August 1995, the Company issued Martin A. Roenigk options, vested immediately, to purchase up to 200,000 shares of the Company's Common Stock for $1.50 per share, 100% of the fair market value of such shares at the date of grant. The options expire in ten (10) years.

On February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 16,290 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1986 Stock Incentive Compensation Plan. In May, 1996 the number of shares granted was reduced to 12,040 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the plan. In addition, on February 2, 1996 the Compensation and Stock Option Committee granted options to purchase 21,710 shares of CompuDyne Common Stock to key employees of CompuDyne's subsidiary, MicroAssembly, at a price of $1.81 per share (100% of the fair market value of such shares at the date of grant) and in accordance with the terms and conditions of the 1996 Stock Incentive Plan for Employees (the Plan ). These options vest over a five (5) year term. The Plan was subsequently approved by the Shareholders at its Annual Meeting on June 5, 1996. In May, 1996 the number of shares granted was reduced to 15,960 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be an employee, as defined under the terms of the Plan. On July 11, 1996 the Committee granted options, which vest over five years, to purchase 121,000 shares, of CompuDyne Common Stock to key employees of the newly acquired company, SecurSystems, and a key employee of Data Control Systems, in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for Employees at a price of $1.625 per share (the fair market value of such shares at the date of grant).

On December 31, 1996, the Company purchased 16,666 shares of CompuDyne common stock (see note 14).

On May 21 1997, the Compensation and Stock Option Committee granted options for 52,000 shares of CompuDyne Common Stock to key employees of Quanta Systems and to a key employee of SecurSystems in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for employees at a price of $2.81 per share, the fair market value at such time. The number of shares granted was reduced to 40,000 shares when an optionee resigned and did not exercise his options within 30 days following the date on which he ceased to be am employee, as defined under the terms of the plan.

On January 1, 1998, the Company purchased 61,970 shares of its common stock for $1.9375 per share for a total cost of $120 thousand.

On May 1, 1998, the Compensation and Stock Option Committee granted options for 46,000 shares of CompuDyne Common Stock to key employees of Quanta Systems and a key employee of SecurSystems in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for employees at a price of $2.56 per share, the fair market value at such time.

On September 23, 1998, the Compensation and Stock Option Committee granted options for 45,000 shares of CompuDyne Common Stock to a key employee of CompuDyne and a key employee of SecurSystems in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for employees at a price of $2.50 per share, the fair market value at such time.

On November 30, 1998, the Compensation and Stock Option Committee granted options for 303,000 shares of CompuDyne Common Stock to key employees of the newly acquired companies Norment and Norshield, in accordance with the terms and conditions of the 1996 Stock Incentive Compensation Plan for employees at a price of $4.31 per share, the fair market value at such time. Such options grants are subject to shareholder approval at the 1999 Annual meeting of Shareholders of an amendment to increase the total number of shares of Common Stock which may be issued or transferred under this plan to 900,000 shares.

On September 18, 1996 the Company issued options to purchase 1,050 shares of common stock for $1.625 per share to non-employee directors of the Company.

On May 21, 1997 the Company issued options to purchase 1,050 shares of common stock for $2.81 per share to non-employee directors of the Company. On November 17, 1997 the Company issued options to purchase 1,050 shares of common stock for $1.69 per share to non-employee directors of the Company. On May 20, 1998 the Company issued options to purchase 2,500 shares of Common Stock for $2.63 per share to non-employee directors of the Company. On August 31, 1998, the Company issued options to purchase 1,000 shares of Common Stock for $2.875 per share to non-employee directors of the Company. On October 26, 1998, the Company issued options to purchase 2,000 shares of Common Stock for $2.50 per share to non-employee directors of the Company. Of the above shares to the directors, 50% become vested after the second year and the remaining 50% after the third year.

The transactions for shares under options were:

                           Year       Weighted    Year         Year
                           ended       Average    ended        ended
                         December 31,  Exercise  December 31, December 31,
                            1998         Price       1997         1996
                         ------------  --------  ------------ ------------
Outstanding, Beginning
 of Period
     Shares                 404,150      $1.73      375,050      225,500
     Prices                $1.50-2.81              $1.50-2.00  $1.50-14.125
   Granted
     Shares                 694,424      $3.62        54,100     160,050
     Prices                $2.63-4.31              $1.69-2.81      $1.81
   Exercised
     Shares                    -           -            -            -
     Prices                    -           -            -            -
   Expired or Canceled        13,000      $2.73       25,000       10,500

Outstanding, End of Period
     Shares                1,085,574      $2.93      404,150      375,050
     Prices               $1.50-$4.31               $1.50-2.81   $1.50-2.00
  Options Exercisable        573,448                 253,775      375,050


Information with respect to stock options outstanding and stock options exercisable at December 31, 1998 is as follows:


              OPTIONS OUTSTANDING
  Range           Number              Weighted      Weighted Average
of Exercise     Outstanding            Average           Remaining
  Price       at December 31, 1998   Exercise Price  Contractual Life
------------- --------------------   --------------  -----------------
$1.50 - $2.00       350,100             $1.57              4.52
$2.00 - $3.00       134,550             $2.62              6.64
    $3.25           297,924             $3.25              7.42
    $4.31           303,000             $4.31              7.42
                ----------------
                  1,085,574
                ===========

                OPTIONS EXERCISABLE
   Range              Number            Weighted           Weighted
of Exercise        Outstanding           Average        Average Remaining
   Price       at December 31, 1998   Exercise Price    Contractual Life
-------------  --------------------   --------------    -----------------
$1.50 - $2.00       267,524             $1.54              4.36
$2.00 - $3.00         8,000             $2.81              5.92
    $3.25           297,924             $3.25              7.42
                 ----------
                    573,448
                 ==========

As permitted under SFAS No. 123, the Company continues to account for its employee stock-based compensation plans and options granted under APB No.
25. No compensation expense has been recognized in connection with options, as all options have been granted with an exercise price equal to fair value of the Company s common stock on the date of grant. Accordingly, the Company has provided below the additional disclosures specified in SFAS No. 123 for 1996 and 1995. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.00%, expected life of 7 years, dividend rate of zero percent and expected volatility of 109%. Using these assumptions, the fair value of the stock options granted in 1998, 1997 and 1996 is $2,700,000, $0 and $165,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company s net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the following pro forma amounts:

(In thousands except per share data)   1998     1997     1996
Net Income (loss):                    ------   ------   ------
    As Reported                      $   847   $  696   $  331
    Pro Forma                        $   778   $  696   $  294
Earnings per share:
    As Reported                      $  0.20   $ 0.23   $ 0.09
    Pro Forma                        $  0.18   $ 0.23   $ 0.08

The resulting pro forma compensation cost may not be representative of that expected in future years.

12.  EMPLOYEE BENEFIT PLANS
---------------------------

The Company has a 401(k) retirement savings plan covering all employees.
All employees are eligible to participate in the plan after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. CompuDyne currently matches 30% of employee contributions up to a maximum of 6% of annual earnings for all Norment/Norshield employees enrolled in the plan. CompuDyne currently matches employee contributions up to the first 2.5% contributed for all other employees enrolled in the plan. Expense for matching contributions to the Plan was $128 thousand, $114 thousand and $76 thousand for 1998, 1997, and 1996, respectively.

The Company money purchase pension plan covering salaried Norment/Norshield employees. All salaried Norment/Norshield employees are eligible to participate in the plan after one year of service. The Company makes annual contributions of 3% of annual compensation for employees with less than 10 years of service, 4% for 10 to 20 years of service and 5% for 20 years or more of service. There were no contributions to this plan in 1998.

13.  COMMITMENTS AND CONTINGENT LIABILITIES
-------------------------------------------


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

The minimum rent payments include space which is sub-leased to Orion Corporation. As of December 31, 1997, future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows (in thousands):

  Year Ending December 31,
                            Total   Sub-Lease    Net
                            ------   --------  -------
      1999                  $  742   $   (87)   $   655
      2000                     267       (15)       252
      2001                      64         -         64
      2002                       5         -          5
      2003                       -         -          -
                             -----    ------     ------
                            $1,078   $  (102)   $   976
                            ======   =======    =======

Rental expense was $542 thousand, $452 thousand and $468 thousand in 1998, 1997, and 1996, respectively.

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability will not have a material effect on its financial position or results of future operations.

14.  RELATED PARTIES
--------------------

Corcap, Inc. ("Corcap"), entered into a Settlement Agreement, dated March 25, 1996 (the Settlement Agreement ), with Lydall, Inc. ( Lydall ) pursuant to which Corcap transferred 120,000 shares (the Transferred Shares ) of CompuDyne Common Stock to Lydall in settlement of certain claims.

As part of the Settlement Agreement, Lydall required as a condition to signing, that CompuDyne enter into a registration rights agreement with Lydall obligating CompuDyne to register the Transferred Shares upon demand of Lydall two years following the date of the Agreement or in a piggyback registration at any time upon the proposed registration by CompuDyne of its stock. LyDall sold all of the stock in 1998 thereby negating the requirement for CompuDyne to register the stock. In order to induce CompuDyne to enter into such agreement, Corcap agreed to issue an option (the Corcap Option ) to CompuDyne to purchase 16,666 shares of CompuDyne Common Stock at a price of $.01 per share exercisable immediately for a period of five years under a Stock Option Agreement, dated March 25, 1996, between Corcap and CompuDyne. In addition, Corcap agreed to limit CompuDyne's support of its legal services to $1 thousand per month for 24 months. On December 31, 1996 CompuDyne exercised its option to purchase 16,666 shares of CompuDyne Stock pursuant to the Option Agreement, which has been recorded as treasury stock.

15. KOLUX PENSION PLAN
----------------------

In March 1987, the Company ceased its Kolux plant operations resulting in a curtailment of the defined benefit pension plan covering certain plant employees.



                                                December 31,
                                              1998        1997
                                          ---------    --------
Reconciliation of Benefit Obligation          (in thousands)
------------------------------------
     Beginning balance                    $     801    $     785
       Interest cost                             53           52
       Change in assumptions
         December 31, 1998 (1)                   16            -
       Actuarial gain/loss                       16           41
       Benefits paid                            (78)         (77)
                                           --------     --------
     Ending balance                       $     808    $     801
                                           ========     ========

Reconciliation of Fair Value of Plan Assets
-------------------------------------------

     Beginning balance                    $     313    $     353
       Return on assets                          14           13
       Contributions By CompuDyne                92           25
       Benefits paid                            (91)         (77)
                                           --------     --------
     Ending balance                       $     328    $     314
                                           ========     ========

Funded Status of Plan                     $     484    $     489
---------------------                      ========     ========

Net Periodic Benefit Cost Recognized
------------------------------------

     Service cost                         $      13    $       -
     Interest cost                               53           52
     Expected return on assets                  (24)         (26)
     Recognized gains or losses                   -            -
     Amortization of unrecognized
       net transition (asset) or
       obligation                                29           29
                                           --------     --------
                                          $      71    $      55
                                           ========     ========

Assumptions on Weighted Average Basis
-------------------------------------

     Assumed discount rate                 7.0% - 6.5%     7.9%
     Expected long term rate of return
       on assets                               8.0%        8.0%

(1) Reflects a change in the discount rate from 7.00% to 6.75% due to a decrease in interest rates.


16. OPERATING SEGMENT INFORMATION
---------------------------------

Segment information has been prepared in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 defines "operating segments" to be those components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally desegregates financial information for the purpose of assisting in making internal operating decisions. The adoption by CompuDyne of SFAS No. 131 did not result in a change in the reportable segments.

The following segment information includes operating information for Quanta Systems, government engineering services, DCS's telemetry and telecommunications products and Corporate activities for the three years ended December 31, 1998, 1997 and 1996. Also included is operating information from SecurSystems' physical security services for the years ended December 31, 1998, 1997 and from its July 11, 1996 acquisition through December 31, 1996, SYSCO's product sales operations for the year ended December 31, 1998 and from it's inception, October 11, 1997 through December 31, 1997, MicroAssembly's Stick-Screw product sales during the years ended December 31, 1998, 1997 and 1996 and Norment and Norshield, manufacturers and installers of security and detention systems and ballistic and blast resistant products for December 31, 1998, since their acquisition on November 28, 1998.

                           Revenues               Gross Profit
(in thousands)       1998    1997    1996     1998    1997      1996
                    ------- ------  -------  ------- -------  ------
Norment/Norshield   $ 6,880 $    -  $     -  $ 1,686  $    -  $    -
Quanta Systems       11,082  10,714  15,644    1,520   1,273     782
Data Control
 Systems              1,453   1,317   1,480      373     364     462
SecurSystems         10,560   6,217   3,530    1,949   1,084     677
SYSCO                   170       -       -       62       -       -
MicroAssembly         1,771   1,768   1,488      462     558     211
CompuDyne Corporate       -       -       -        -       -       -
                    -------  -------  -------   ------  -----   -----
                   $ 31,916 $ 20,016 $ 22,142 $ 6,052 $ 3,279 $ 2,132
                    =======  =======  =======  ======  ======  ======

                    Total Assets, at Year End   Operating Income/(Loss)
                    -------------------------   -----------------------
                      1998      1997     1996    1998    1997    1996
                    -------  -------  -------   ------- ------  ------
Norment/Norshield   $ 37,400 $     -  $     -   $   338 $     - $    -
Quanta Systems         2,197   2,234    3,157       459     764    538
Data Control
 Systems(1)                -   1,375      812       130      18     13
SecurSystems           3,599   2,229    1,961       620      82    245
SYSCO                     39       -        -      (316)   (147)     -
MicroAssembly          1,224   1,286    2,300         3     208      3
CompuDyne Corporate     (889)    474     (655)      234    (345)  (332)
                     -------  ------  -------   -------  ------  ------
                    $ 43,570 $ 7,598  $ 7,575   $ 1,468 $   580 $   467
                     =======  ======   ======    ======  ======  ======





                       Capital Expenditures             Depreciation
                     ------------------------    -----------------------
                      1998     1997    1996       1998     1997    1996
                     -------  ------  -------    ------  ------  ------
Norment/Norshield    $     -  $    -  $     -    $   46  $    -  $     -
Quanta Systems            70      78        9        36      13        3
Data Control Systems     138      55        4        43      26       13
SecurSystems              88      55        8        67      11       30
SYSCO                      -       -        -         -       -        -
MicroAssembly             57       7       12        71      80       79
Norment                   79       -        -         -       -        -
Norshield                  -       -        -         -       -        -
CompuDyne Corporate        -       -        -         -       -        -
                      ------  ------  -------    ------  ------  -------
                     $   432  $  195  $    33    $  263  $  130  $   125
                      ======   =====   ======     =====   =====   ======

(1) Beginning with 1998, assets of Data Control Systems are reported together with Quanta Systems.


17. FOREIGN CURRENCY AND EXCHANGE CONTRACT
------------------------------------------

The Company has a long-term contract in South Africa which requires payments to the Company in South African rand. The Company has entered into a foreign exchange contract to hedge its risk in converting rands into U.S. dollars. The foreign currency exchange contract entered into expires on April 18, 2000 and requires the Company to convert approximately 15,600,000 rand to U.S. dollars at rates ranging from 5.9 to 7.0. At December 31, 1998, net hedging gains of approximately $189,000 have been deferred and are being amortized over the contract term. Gains and losses from foreign currency transactions, such as those resulting from the settlement of foreign receivables and payables, are included in the consolidated statement of operations.


---------------------------------------------------------------------------

                                 SCHEDULE II

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997, and 1996
                                ($ Thousands)

                         Balance at  Norment   Charged to           Balance
                         Beginning   Acquisi-  Costs and           at End of
Description              of Period    tion     Expenses   Deduction  Period
-----------------------  ----------  --------  ---------- --------- --------
Year Ended December
  31, 1998
 Reserve and allowances
 deducted from asset
 accounts:
  Obsolescence reserve
  for inventory          $    313   $    263   $     39   $      -  $    615
  Reserve for accounts
   receivable                 300         92        236       (188)      440

Year Ended December
 31, 1997
 Reserve and allowances
 deducted from asset
 accounts:
  Obsolescence reserve
   for inventory         $    299    $     -   $     14     $    -  $    313
  Reserve for accounts
   receivable                 538          -         60       (298)      300

Year Ended December
 31, 1996
 Reserve and allowances
  deducted from asset
  accounts:
  Obsolescence reserve
   for inventory         $    216    $     -    $    83    $     -  $    299
  Reserve for accounts
   receivable                 205          -        333          -       538

---------------------------------------------------------------------------

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

                                              COMPUDYNE CORPORATION
                                              ---------------------
                                                  (Registrant)


                                              By:/s/  William C. Rock
                                              -----------------------
                                              William C. Rock
Dated: March 31, 1999                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.


/s/ Martin A. Roenigk Director, Chairman, President
--------------------- and Chief Executive Officer
Martin A. Roenigk

/s/ David W. Clark, Jr.  Director
-----------------------
David W. Clark, Jr.

/s/ Millard H. Pryor, Jr.  Director     /s/ Alan Markowitz Director
-------------------------               ------------------
Millard H. Pryor, Jr.                   Alan Markowitz



/s/ Miles P. Jennings  Director         /s/ Philip M. Blackmon Director and
---------------------                   ---------------------- Exec. VP
Miles P. Jennings                       Philip M. Blackmon


/s/ William C. Rock       Chief Financial Officer
-------------------       and Principle Accounting
William C. Rock           Officer


----------------------------------------------------------------------------

                                                         EXHIBIT I

                      SUBSIDIARIES OF THE REGISTRANT


                                                                  Percentage
                                                                   of voting
                                                                  securities
                                 Incorporated                       owned by
                                   under the                       immediate
Name                                laws of       Parent             parent
----------------------------     ------------     --------------   ---------

CompuDyne Corporation *             Nevada        Registrant
SYSCO Security Systems, Inc.*       Nevada        CompuDyne Corp.   100%
CompuDyne Corp. of Maryland *       Maryland      CompuDyne Corp.   100%
Quanta Systems Corporation *        Connecticut   CompuDyne Corp.   100%
CompuDyne, Inc.**                   Delaware      CompuDyne Corp.   100%
MicroAssembly Systems, Inc.         Connecticut   CompuDyne Corp.   100%
Quanta SecurSystems, Inc.           Maryland      CompuDyne Corp.   100%
Norment Industries, Inc.            Delaware      CompuDyne Corp.   100%
Norshield Corporation               Alabama       CompuDyne Corp.   100%
Norment Industries S.A. (Pty) Ltd.  South Africa  Norment           100%

                            ------------------------

Note:  *   All subsidiaries of the Registrant as of December 31, 1998, are included in the consolidated financial statements of the Registrant.
       ** CompuDyne, Inc. filed for petition in bankruptcy on December 31, 1991.