Form 10-Q
period 1999-03-31
COMPUDYNE CORP
filed 1999-05-14
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                         Washington,D.C. 20549

                               FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        March 31, 1999
                                    ----------------------------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------     --------------------

Commission File Number                   0-29798
                      -------------------------------------------------

                           CompuDyne Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Nevada                        23-1408659
            -----------------------          ---------------------

           (State or other jurisdiction of     (I.R.S. Employer
            Incorporation or Organization)     Identification No.)


                7249 National Drive, Hanover, Maryland 21076
                --------------------------------------------
                  (Address of principal executive offices)


                              (410) 712-0275
              ---------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  /X/   NO

As of May 12, 1999, a total of 5,121,413 shares of Common Stock, $.75 par value, were outstanding.




                 COMPUDYNE CORPORATION AND SUBSIDIARIES

                                  INDEX



                                                       Page No.
                                                       ---------
Part I.  Financial Information

  Item 1. Financial Statements

   Consolidated Balance Sheets - March 31, 1999
   (unaudited) and December 31, 1998                         3

   Consolidated Statements of Operations (unaudited) -
   Three Months Ended March 31, 1999 and 1998                4

   Consolidated Statements of Cash Flows (unaudited) -
   Three Months Ended March 31, 1999 and 1998                5

   Notes to Consolidated Financial Statements              6-7

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations           8-11

  Item 3. Quantitative and Qualitative Disclosures
   About Market Risks                                     12-13

Part II.  Other Information                                 14

   Signature                                                15

   Index to Exhibits                                        16



                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                            (Dollars In Thousands)
                                                March 31,    December 31,
                                                 1999            1998
                                               -----------   ------------
                                               (Unaudited)
ASSETS

Current Assets:

  Cash and cash equivalents                     $      -     $  1,528
  Accounts receivable, net                        26,263       27,451
  Costs in excess of billings                      2,578        2,610

Inventories:
  Finished Goods                                     122          112
  Work in process                                    534          499
  Raw materials and supplies                       3,691        3,611
                                                 -------      -------
       Total inventories                           4,347        4,222
                                                 -------      -------

  Prepaid expenses and other current assets          298          213
                                                 -------      -------
  Total Current Assets                            33,486       36,024
                                                 -------      -------

Non-current receivables, related parties              72           72

Property, plant and equipment, at cost             5,597        5,218
  Less:  accumulated depreciation and
   amortization                                      502          295
                                                 -------      -------
  Net property, plant and equipment                5,095        4,923
                                                 -------      -------
Deferred tax asset                                    88           88
Intangible assets, net of accumulated
 amortization                                      2,435        2,474
Goodwill, net of accumulated amortization             59           62
Other assets, net                                      -           13
                                                 -------      -------
Total other assets                                 2,582        2,637
                                                 -------      -------
  Total Assets                                  $ 41,235     $ 43,656
                                                 =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $  3,731     $  5,707
  Accrued payroll expense                          1,056        1,326
  Accrued income taxes                                65         346
  Other accrued expenses                           2,139       2,222
  Billings in excess of contract costs
   incurred                                        6,306       6,492
  Current portion of long term loan                1,125       1,125
  Current portion of notes payable, related
   parties                                            20          20
                                                 -------     -------
  Total Current Liabilities                       14,442      17,238
                                                 -------     -------

Term loan                                         10,375      10,375
Subordinated note                                  9,000       9,000
Notes payable, related parties                         5          15
Warranty reserves                                    463         463
Long term pension liability                          468         484
Deferred taxes and other liabilities                 182         191
                                                 -------     -------
  Total Liabilities                               34,935      37,766
                                                 -------     -------
SHAREHOLDERS' EQUITY:

Common stock, par value $.75 per share
 10,000,000 shares authorized; 5,200,049
 shares issued and outstanding                     3,900       3,900
Paid in capital                                   10,397      10,397
Treasury shares, at cost; 78,636 shares at cost     (120)       (120)
Receivable from management                           (90)        (90)
Accumulated deficit                               (7,787)     (8,197)
                                                 -------     -------
  Total Shareholders' Equity                       6,300       5,890
                                                 -------     -------
Total Liabilities and Shareholders'
  Equity                                        $ 41,235    $ 43,656
                                                 =======     =======

               See Notes to Consolidated Financial Statements


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                               Three Months Ended
                                                    March, 31,
                                                  1999       1998
                                                --------   ---------
Net sales                                      $  21,987   $   5,035
Cost of sales                                     16,609       3,888
                                                --------    --------
  Gross margin                                     5,378       1,147

Selling, general and administrative expenses       4,159         995
Research and Development                              40           8
                                                --------    --------
  Operating income                                 1,179         144
                                                --------    --------
Other (income) expense
  Interest expense                                   516          28
  Other (income) expense                             (12)          5
                                                --------    --------
    Total other (income) expense, net                504          33
                                                --------    --------

Income before income tax provision                   675         111

Income tax provision                                 265          10
                                                --------    --------
  Net income                                   $     410   $     101
                                                ========    ========

Basic earnings per share                       $     .08   $     .02
                                                ========    ========

Weighted average number of common shares
 outstanding                                       5,121       4,046
                                                ========    ========


Diluted earnings per share                     $     .07   $     .02
                                                ========    ========

Weighted average number of common shares
 and equivalents                                   5,711       4,450
                                                ========    ========



                 See Notes to Consolidated Financial Statements

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                --------------------
                                                   1999        1998

Cash flows from operating activities:


Net income                                      $     410    $    101

Adjustments to reconcile net income to net
cash provided by (used in) continuing
operations:
  Depreciation and amortization                       249          33
  Deferred income taxes                                 -         (16)

Changes in assets and liabilities:
  Accounts receivable                               1,188         622
  Costs in excess of billings                          32           -
  Prepaid expenses                                    (85)        (38)
  Inventories                                        (125)        (21)
  Other assets                                         13           -
  Accounts payable                                 (1,976)       (366)
  Accrued liabilities                                (353)       (157)
  Accrued income taxes                               (281)        (14)
  Billings in excess of costs                        (186)          -
  Other liabilities                                   (25)         40
                                                  -------     -------
Net cash flows (used in) provided by operations    (1,139)        184
                                                  -------     -------

Cash flows used in investing activities:
  Additions to property, plant and equipment         (379)        (44)
                                                  -------     -------

Cash flows used in financing activities:
  Decrease in short term debt                           -         (20)
  Payments on long term debt, related parties         (10)          -
  Repurchase of common stock                            -        (120)
                                                  -------     -------
Net cash used in financing activities                 (10)       (140)
                                                  -------     -------

Net decrease in cash                               (1,528)          -
Cash and cash equivalents at beginning of period    1,528           -
                                                  -------     -------
Cash and cash equivalents at end of period       $      -    $      -
                                                  =======     =======

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                     $    516    $     28
    Income taxes                                 $    308    $     14


                  See Notes to Consolidated Financial Statements

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

2.  ACCOUNTS RECEIVABLE
-----------------------

Accounts receivable consist of the following:


(dollars in thousands)                         March 31,    December 31,
                                                 1999           1998
                                                ---------    ------------
U.S. Government Contracts:
  Billed                                       $   1,907    $    1,622
  Unbilled                                           840           818
                                                --------     ---------
                                                   2,747         2,440
Commercial
  Billed                                          17,811        19,756
  Unbilled                                         6,157         5,695
                                                --------     ---------
                                                  23,968        25,451

   Total Accounts Receivable                      26,715        27,891

Less Allowance for Doubtful Accounts                (452)         (440)
                                                --------     ---------
Net Accounts Receivable                        $  26,263    $   27,451
                                                ========     =========


3.  NET INCOME PER SHARE
------------------------

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This statement requires dual presentation of basic and diluted earnings per share on the face of the income statement.
Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:

                                                                Per Share
                                           Income     Shares      Amount
                                          ---------  ---------- ---------
                                         (dollars in thousands)
Basic net income per common share for the
  three months ended March 31, 1999:
Income available to common stockholders      $  410    5,122,049   $  .08
Effect of dilutive stock options                         589,474    -----
Diluted net income per common share for the            ---------
  three months ended March 31, 1999          $  410    5,711,523   $  .07
                                              -----    ---------    -----
Basic net income per common share for the
  three months ended March 31, 1998:
Income available to common stockholders      $  101    4,045,906   $  .02
Effect of dilutive stock options                         404,150    -----
Diluted net income per common share for the            ---------
  three months ended March 31, 1998          $  101    4,450,056   $  .02
                                              -----    ---------    -----

4.  ACQUISITIONS/DISPOSITIONS
-----------------------------

On April 5, 1999 the Company signed a letter of intent to acquire
Correctional Information Systems ("CIS"), a division of BI Incorporated, for a maximum purchase price of $4 million. Also, the Company is actively negotiating with a potential purchaser to sell its MicroAssembly
Systems, Inc. subsidiary.




                  COMPUDYNE CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
---------------------
Net sales for CompuDyne Corporation, ( CompuDyne ) or the  Company ) were
$21.9 million for the first quarter of 1999.  This was an increase of
$16.9 million from the first quarter of 1998.  Norment Industries,
( Norment ) had net sales of $15.8 million in the first quarter of 1999.
These sales attributed to most of this increase since Norment was acquired on November 28, 1998.  Quanta SecurSystems, Inc.
( SecurSystems ) net sales were $3.1 million in the first quarter of 1999 up $1.5 million from $1.6 million in the first quarter of 1998.  This is a result of new work being completed from the backlog accumulated in
1998.  Net sales for Quanta Systems, Corporation ( Quanta Systems ) were down $174 thousand from $2.6 million in the first quarter of 1998 to $2.4 million in the same period of 1999.  It appears that government funding, which normally would be awarded to Quanta Systems has been temporarily redirected towards Year 2000 issues.  Net sales for Data Control Systems,
Inc. ( DCS ) were down $292 thousand from $402 thousand in the first quarter of 1998 to $110 thousand in the first quarter of 1999.  Expected sales from NASA have been delayed.  MicroAssembly Systems, Inc.
( MicroAssembly ) had sales of $400 thousand in the first quarter of
1999, down $54 thousand from $454 thousand in the first quarter of 1998.
SYSCO Security Systems, Inc. ( SYSCO ) had incremental net sales of $201 thousand in the first quarter of 1999 since almost no sales were made in the first quarter of 1998.

CompuDynes gross margin increased $4.3 million in the first quarter of 1999 to $5.4 million, up from $1.1 million in the first quarter of 1998.
Norment contributed $4.1 million to CompuDynes increased gross margin and most of this increase is attributed to Norment being acquired on November 28, 1998. SecurSystems gross margin increased $227 thousand from $506 thousand in the first quarter of 1998 to $733 thousand in the first quarter of 1999 due to increased revenues in new construction work.
Gross margin at Quanta Systems decreased $63 thousand from $375 thousand in the first quarter of 1998 to $312 thousand in the first quarter of 1999, a direct result of decreased revenues. DCS had a gross margin of $(2) thousand in the first quarter of 1999, a decrease of $125 thousand from $123 thousand in the first quarter of 1998 due to reduced sales.
MicroAssembly had a gross margin of $131 thousand in the first quarter of 1999, down $11 thousand from $143 thousand in the first quarter of 1998.
SYSCO had a gross margin of $71 thousand in the first quarter of 1999, incremental since almost no sales were made in the first quarter of 1998.

CompuDyne selling, general and administrative expenses were up $3.2 million to $4.2 million in the first quarter of 1999 from $984 thousand in the first quarter of 1998. Norments' selling, general and administrative expense, of $2.9 million in the first quarter of 1999 attributed to most of this increase as a result of its' acquisition on November 28, 1998. SecurSystems had an increase of $63 thousand in selling, general and administrative expenses from $488 thousand in the first quarter of 1998 to $551 thousand in the first quarter of 1999.
Quanta Systems selling, general and administrative expenses were $141 thousand in the first quarter of 1999, down $64 thousand from $205 thousand in the first quarter of 1998. Quanta Systems paid $41 thousand in the first quarter of 1998 for non-recurring Fort Bragg legal costs.
DCS had a decrease of $33 thousand in selling, general and administrative expenses, at $2 thousand in the first quarter of 1999 from $35 thousand in the first quarter of 1998. MicroAssemblys selling, general and administrative expenses were down $27 thousand to $88 thousand in the first quarter of 1999, from $115 thousand in the first quarter of 1998.
SYSCO had an increase of $95 thousand in selling, general and administrative expenses to $152 thousand in the first quarter of 1999 from $57 thousand in the first quarter of 1998 due to increased selling and advertising activities. CompuDyne corporate selling, general and administrative expenses were up $218 thousand from $84 thousand in the first quarter of 1998 to $302 thousand in the first quarter of 1999 due to the increase in staff and related costs primarily related to the acquisition of Norment.

Research and development costs were up $32 thousand from $8 thousand in the first quarter of 1998 to $40 thousand in the first quarter of 1999.
All costs were spent at DCS for improvements to their current product line.

Net income for the first quarter of 1999 for CompuDyne was $410 thousand, up $309 thousand from $101 thousand in the first quarter of 1998.
Norment had an incremental addition of $386 thousand in the first quarter of 1999, since its acquisition on November 28, 1998. SecurSystems had an increase of $63 thousand in net income to $44 thousand in the first quarter of 1999 from a loss of $19 thousand in the first quarter of 1998.
Quanta Systems net income decreased $50 thousand, down from $100 thousand in the first quarter of 1998 to $50 thousand in the first quarter of 1999. Net income at DCS decreased to a net loss of $34 thousand in the first quarter of 1999, down $92 thousand from a net income of $58 thousand in the first quarter of 1998. MicroAssemblys net income increased $4 thousand from $12 thousand in the first quarter of 1998 to $16 thousand in the first quarter of 1999. SYSCO had a net loss of $45 thousand in the first quarter of 1999, up $17 thousand from a net loss of $62 thousand in the first quarter of 1998.

Interest expense was $516 thousand in the first quarter of 1999, up $ 488 thousand from $28 thousand in the first quarter of 1998. This is attributable to the financing for the Norment acquisition.

The Company had a backlog at the end of the first quarter of 1999 of $93 million up $74 million from $19 million at the end of the first quarter of 1998. Norment accounts for $76 million of the backlog.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Net cash used in operations was $1.1 million in the first quarter of
1999, down $1.3 million from $184 thousand provided by operations in the first quarter of 1998. The primary uses of cash included a decrease in accounts payable and miscellaneous accruals including income taxes of
$2.6 million, an increase in prepaid expenses and inventories of $210 thousand and property and equipment purchases of $379 thousand. The primary sources of cash were from net income of $410 thousand and a decrease in accounts receivable of $1.1 million.

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

The Company's plan initially focused on the accounting systems of the operating divisions. Norment/Norshield are currently implementing a new financial and accounting software system called PENTA. This implementation includes Year 2000 compliant hardware as well as software.
Implementation is planned to be completed by August 1999. Quanta Systems implemented a Year 2000 compliant Deltek system in 1998. This was implemented with Year 2000 compliant hardware as well as software.
Additional computers were identified and replaced in 1998. SecurSystems has installed a new network which has Year 2000 compliant hardware and software. The accounting package used by SecurSystems is Timberline.
Timberline is currently working on a Year 2000 compliant version and we have been advised this new version will be available in 1999.
MicroAssembly is currently installing a new accounting system including
Year 2000 compliant software and hardware, in addition it has periodically upgraded computers within the organization during 1998.
MicroAssembly's new system is expected to be implemented by June 1999.

The Company presently believes that it's planned replacements and modifications of certain existing computer equipment and software will be completed by January 1, 2000 so as to avoid any of the Year 2000 related disruptions or malfunctions of its computer equipment and software that it has identified.

                                               (in thousands)
The costs to address the Company's Year
  2000 Issues:                           Costs Prior     Estimate to
                                           to 1999         Complete
                                         -----------     -----------
Norment/Norshield    Hardware/Software   $     1,050     $       350

Quanta Systems/DCS   Hardware/Software            90              13

SecurSystems         Hardware/Software/
                     Phone Equipment              94              20

MicroAssembly        Hardware/Software/
                     Office Equipment             16              20
                                           ---------       ---------
                                         $     1,250      $      403
                                          ==========       =========

The Company will use both internal and external resources to reprogram or replace its IT systems and non-IT systems for the Year 2000 modifications.

Costs - The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal personnel. The total cost of the Year 2000 project, excluding these internal costs is estimated at $1.7 million and is being funded through operating cash flows. Over $1.2 million, which includes costs expended by Norment/Norshield prior to the Company's acquisition on November 28, 1998, was spent in 1998 and the balance will be expended in 1999.

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

Risks - Management believes that based on the information currently available to the Company, that the most likely worst case scenario that could be caused by failures relating to Year 2000 could pose a significant threat not only to CompuDyne, its customers and suppliers, but to all businesses. Risks include:

- Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safely issues.

- Loss of sales due to failure to meet customer quality expectations or inability to ship products.

- Increased operational costs due to manual processing, data corruption or disaster recovery.

- Inability to bill or invoice.


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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------
Interest Rate Risk
------------------
CompuDyne used fixed and variable rate notes payable to finance its acquisition of Norment/Norshield.  These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's loan from
LaSalle National Bank.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of March 31, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 1999.



Financial Instruments by Expected Maturity Date

Year Ending December 31      1999          2000       2001       2002
                          ----------   ---------   ---------   ---------
Notes Payable:
   Variable rate ($)      $1,125,000  $ 1,875,000 $2,375,000  $2,500,000
   Average interest rate     7.74%        7.79%      7.85%      7.90%
   Fixed rate ($)         $        -  $         - $        -  $        -
   Average interest rate    13.15%       13.15%     13.15%     13.15%

Year Ending December 31      2003      Thereafter    Total    Fair Value
                           ---------   ----------  ---------  ----------
Notes Payable:
   Variable rate ($)      $2,875,000  $  750,000  $11,500,000 $11,500,000
   Average Interest Rate     7.96%        8.0%
   Fixed rate ($)         $        -  $ 9,000,000 $ 9,000,000 $ 9,000,000
   Average Interest Rate    13.15%       13.15%      13.15%      13.15%

Year Ending December 31      1999         2000        2001        2002
                           ----------  ----------  ---------- -----------
Interest Rate Swaps:
   Variable to Fixed ($)  $6,750,000  $ 6,750,000 $ 6,750,000 $       -
     Average pay rate       7.55%         7.55%       7.55%           -
     Average receive rate   7.74%         8.0 %       8.0 %           -

Year Ending December 31      2003      Thereafter    Total     Fair Value
                          -----------  ----------   ---------  ----------
Interest Rate Swaps:
   Variable to Fixed ($)  $       -    $        -   $      -   $6,753,000
   Average pay rate               -             -          -          -
     Average receive rate         -             -          -          -


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


                                      Expected Date
                               Year Ending December 31,          Fair
(rand in thousands)               1999       2000       Total    Value
                               ----------  ----------  ------- ----------
Forward exchange agreement
 (in South African rand)        14,050      1,568       15,618   15,618
Average contractual exchange
 rate
(Receive U.S. dollars for
  South African rand)         $ US 0.16   $ US 0.14  $ US 0.16  $ US 0.16



                     PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K
       (27) Financial Data Schedule



                                SIGNATURE
                                ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMPUDYNE CORPORATION



Date: May 13, 1999                  /s/ William C. Rock
                                    -------------------
                                        William C. Rock
                                        Chief Financial Officer

