Form 10-Q
period 1999-06-30
COMPUDYNE CORP
filed 1999-08-13
CIK 22912

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1999
                                          ------------------------
                               OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934


For the transition period from                                to
                                -------------------------        ---------
Commission File Number                                  0-29798
                                ------------------------------------------

                   CompuDyne Corporation
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                      Nevada                                23-1408659
     -------------------------------              ----------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      Incorporation or Organization)                 Identification No.)


                  7249 National Drive, Hanover, Maryland 21076
                 ----------------------------------------------
                   (Address of principal executive offices)


                                  (410) 712-0275
                   ----------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      NO
                              ------       ------
As of August 12, 1999 a total of 5,287,597 shares of Common Stock, $.75 par value, were outstanding.




                 COMPUDYNE CORPORATION AND SUBSIDIARIES

                                 INDEX



                                                                    Page No.
                                                                  -----------
Part I.  Financial Information

Item 1. Financial Statements

   Consolidated Balance Sheets - June 30, 1999 (unaudited)
   and December 31, 1998                                               3

   Consolidated Statements of Operations - Three Months and Six
   Months Ended June 30, 1999 and 1998 (unaudited)                     4

   Consolidated Statements of Cash Flows
   Six Months Ended June 30, 1999 and 1998 (unaudited)                 5

   Notes to Consolidated Financial Statements                        6-8

Item 2. Management's Discussion and Analysis of
   Results of Operations and Financial
   Condition                                                        9-13

Item 3. Quantitative and Qualitative Disclosures
   About Market Risk                                                  13

Part II.  Other Information                                           14

   Signature                                                          15


                 COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Thousands)

                                                  June 30,    December 31,
                                                    1999         1998
                                                 ---------  -------------
ASSETS                                           (Unaudited)

Current Assets:
  Cash and cash equivalents                      $     460  $   1,528
  Accounts receivable                               29,545     27,451
  Costs in excess of billings                        5,081      2,610

  Inventories:
    Finished Goods                                       -        112
    Work in process                                    307        499
    Raw materials and supplies                       3,972      3,611
                                                  --------   --------
       Total inventories                             4,279      4,222
                                                  --------   --------
  Prepaid expenses and other current assets            319        127
                                                  --------   --------
Total Current Assets                                39,684     35,938
                                                  --------   --------
Non-current receivables, related parties                72         72
                                                  --------   --------

Property, plant and equipment, at cost:
  Land and improvements                                250        276
  Buildings and leasehold improvements               1,397      1,188
  Machinery and equipment                            3,631      2,334
  Furniture and fixtures                               278        182
  Automobiles                                          351        299
  Construction in progress                             710        939
  Software                                           2,000          -
                                                  --------   --------
   Total property, plant and equipment               8,617      5,218
    Less: accumulated depreciation
          and amortization                            (595)      (295)
                                                 ---------   --------
        Net property, plant and equipment            8,022      4,923
                                                 ---------   --------

Deferred tax asset                                      88         88
Intangible assets, net of
 accumulated amortization                            2,408      2,474
Goodwill, net of accumulated amortization                -         62
Other assets                                            36         13
                                                  --------  ---------
  Total other assets                                 2,532      2,637
                                                  --------  ---------
Total Assets                                     $  50,310  $  43,570
                                                 =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $   6,781  $   6,891
  Accrued payroll expenses                           2,196      1,543
  Billings in excess of contract costs incurred      6,915      6,492
  Other accrued expenses                               441        735
  Accrued income taxes                                 671        346
  Reserve for losses on acquired
  CorrLogic contracts                                2,343          -
  Current portion of term loan                       2,000      1,125
  Current portion of notes payable related parties      25         20
                                                 ---------  ---------
  Total Current Liabilities                         21,372     17,152

Term loan                                            9,500     10,375
Long term notes                                     10,138      9,000
Notes payable, related parties                           -         15
Warranty reserves                                      462        463
Long term pension liability                            484        484
Other liabilities                                      206        191
                                                 ---------  ---------
  Total Liabilities                                 42,162     37,680
                                                 ---------  ---------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.75 per share:
  10,000,000 shares authorized; 5,367,716
  and 5,200,049 shares issued and
  outstanding at June 30, 1999 and
  December 31, 1998                                  4,026      3,900
  Other capital                                     11,522     10,397
  Treasury shares, at cost; 85,119 shares as
    of June 30, 1999; 78,636 shares as of
    December 31, 1998                                 (177)      (120)
  Receivable from management                           (50)       (90)
Accumulated deficit                                 (7,173)    (8,197)
                                                 ----------  ---------
   Total Shareholders' Equity                        8,148      5,890
                                                 ----------  ---------
  Total Liabilities and Shareholders' Equity     $  50,310  $  43,570
                                                 ==========  =========
 See notes to consolidated financial statements (unaudited)

                          COMPUDYNE CORPORATION
                             AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Data)
                              (Unaudited)

                                    Three Months Ended      Six Months Ended
                                      June 30,                June 30,
                                        1999      1998       1999     1998
                                       ------   -------    -------  ------
Net  sales                         $   27,697  $  6,184  $  49,684 $11,267
Cost of sales                          22,814     4,806     39,423   8,754
                                       ------   -------    -------  ------
  Gross margin                          4,883     1,378     10,261   2,513

Selling,  general  and
administrative expenses                 3,538       983      7,697   1,967
Research and development                   41        61         81      68
                                       ------   -------     ------  ------
  Operating income                      1,304       334      2,483     478
                                       ------   -------     ------  ------
Other (income) expense
  Interest expense                        554        16      1,103      44
  Other  income                          (246)       (8)      (291)     (3)
                                     --------    -------    ------   -----
  Total other (income) expense,
  net                                     308         8        812      41
                                      -------  --------    -------    ----

Income before income tax provision        996       326      1,671     437
Income tax provision                      381       125        646     135
                                        ------  -------   --------    ----
Net income                           $    615  $    201    $ 1,025  $  302
                                     ========   =======    =======  ======
Basic earnings per share             $    .12  $    .05    $   .20  $  .07
                                       ======   =======   ========   =====
Weighted average number of
    common  shares  outstanding         5,176     4,125      5,176    4,125
                                       ======   =======   ========   ======
Diluted  earnings per share          $    .11  $    .04  $     .18 $    .07
                                      =======   =======   ========   ======
Weighted average number of
    common  shares  and equivalents     5,821     4,525      5,821    4,525
                                      =======   =======   ========   ======
       See Notes to Consolidated Financial Statements (unaudited)



                 COMPUDYNE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                              (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          -------   -------
                                                             1999      1998
                                                          -------   -------
Cash flows provided by (used in) operating activities:

Net income                                               $  1,025  $    302

Adjustments to reconcile net income to net cash
 provided by operations:
  Depreciation                                                586        90
  Amortization                                                 71         -
  Gain   on  the  sale  of  assets                           (184)        -

Changes in assets and liabilities
  Accounts receivable                                        (637)      156
  Costs   in   excess  of  billings                           (43)        -
  Prepaid expenses                                             71        27
  Inventories                                                (538)      (23)
  Other assets                                                (22)        -
  Accounts payable                                          1,154       (20)
  Accrued liabilities                                        (911)     (137)
  Accrued income taxes                                        327       126
  Billings in excess of costs                                  54         -
  Other liabilities                                          (189)      (24)
                                                           -------   -------

Net cash flows provided by operations                         764       497
                                                           -------   -------
Cash flows provided by (used in) investing activities:
    Additions   to  property,  plant  and  equipment       (1,837)     (159)
  Sale of MicroAssembly assets                              1,200         -
  Purchase of CorrLogic                                    (1,186)        -
                                                           -------  --------
Net  cash  flows  used in investing activities             (1,823)     (159)
                                                           -------  --------
Cash flows provided by (used in) financing activities:

  Sale of common stock                                          1         -
  Purchase of treasury stock                                    -      (120)
  Decrease in short term debt                                   -      (233)
   Repayment  of long term debt, related  parties             (10)       15
                                                          --------  --------
Net   cash   used   in  financing  activities                  (9)     (338)
                                                          --------  --------
Net decrease in cash                                       (1,068)        -
Cash  and  cash  equivalents at beginning of  period        1,528         -
                                                          --------  --------
Cash  and  cash equivalents at end of  period            $    460  $      -
                                                          ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest                                            $  1,103  $     44

       See Notes to Consolidated Financial Statements (unaudited)

               COMPUDYNE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  1.   BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries ("CompuDyne" or the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Certain prior amounts have been changed to conform to the current period presentation.

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


  2.   ACQUISITIONS/DISPOSALS OF BUSINESSES

  Acquisition of Correctional Information Systems - On May 30, 1999 (effective April 30, 1999), CompuDyne entered into and consummated an agreement by and between BI Incorporated, ("BI") and CompuDyne to purchase the CIS division of BI consisting of the seller's assets, properties and rights primarily used in it's business of designing, selling, and installing software that manages prison administration activities. CompuDyne has accounted for the acquisition using the purchase method of accounting. The purchase price was allocated to the assets and liabilities based on their estimated fair market values. The financial statements reflect preliminary allocation of the purchase price. The allocation has not been finalized due to certain valuations in process, therefore, the allocation may change. The purchase price included $1.0 million in cash, a promissory note in the original principal amount of $1,137,576 payable in 5 equal yearly installments and bearing an interest rate of 7.5% per annum, and 166,667 shares of unregistered, legended common stock of CompuDyne, which shares are restricted from sale for the earlier of: two years from the closing date, or 90 days following the sale of common stock by CompuDyne in a public offering. CompuDyne is operating the business as a wholly owned subsidiary under the name CorrLogic, Inc. ("CorrLogic").

  Disposition of assets of MicroAssembly - On May 28, 1999 CompuDyne entered into and consummated an agreement by and between its wholly owned subsidiary, MicroAssembly Systems, Inc., ("the seller") and Penn Engineering & Manufacturing Corp., ("PENN") for MicroAssembly to sell to PENN all of the rights, properties and business of the seller. The sales price was $1.4 million in cash. It is CompuDyne's intention to collapse the MicroAssembly corporate structure after some final payable/receivable issues are resolved. The net gain on the sale of these assets was approximately $150 thousand and is included in "Other income" in the accompanying consolidated statement of operations. Sales and net income of this subsidiary were insignificant for the three and six month periods ended June 30, 1999 and 1998. This sale was consummated in order for management to focus on the core business of CompuDyne.









  3.   ACCOUNTS RECEIVABLE

  Accounts receivable consist of the following:

  (dollars in thousands)                      June 30,        December 31,
                                                 1999                1998

  U.S. Government Contracts:
    Billed                                $     1,686        $      1,622
    Unbilled                                    1,423                 818
                                          -----------        ------------
                                                3,109               2,440
  Commercial
    Billed                                     21,801              19,756
    Unbilled                                    5,100               5,695
                                          -----------        ------------
                                               26,901              25,451

  Total Accounts Receivable               $    30,010        $     27,891
  Less Allowance for Doubtful Accounts           (465)               (440)
                                          ------------       -------------
  Net Accounts Receivable                 $    29,545        $     27,451
                                          ============       =============

  4.   COMMON STOCK AND COMMON STOCK OPTIONS

  On   June   25,  1999,  the  Compensation  and  Stock  Options  Committee
  ("Committee") granted options to purchase up to 45,000 shares of CompuDyne stock to key employees of CorrLogic at a price of $8.75 per share (the midpoint of current bid/ask at the date of grant).

  On May 24, 1999, the shareholders approved an amendment to the CompuDyne Corporation 1996 stock option plan from employees to increase the number of shares available for distribution to 900,000 shares.

  On May 27, 1999 CompuDyne issued 166,667 shares of unregistered common stock as part of the purchase price of the assets of Correctional Information Systems a division of BI Incorporated.

  5. NET INCOME PER SHARE

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

  The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:

                                                                       Per Share
                                               Income         Shares      Amount
                                            ---------      ----------    -------
                                    (dollars in thousands)

  Basic net income per common share for the
    six months ended June 30, 1999:
  Income   available  to  common  stockholders
                                             $  1,025        5,176,055    $ .20
  Effect of dilutive stock options                             645,357
  Diluted net income per common share for
   the  six  months  ended  June 30, 1999    $  1,025        5,821,412    $ .18
                                             --------        ---------   ------
  Basic net income per common share for
    the six months ended June 30, 1998:
  Income   available  to
  common  stockholders                       $    302        4,124,542    $ .07
  Effect of dilutive stock options                             399,992    -----
  Diluted net income per common share for                    ---------
     the  six  months  ended June 30,  1998  $    302        4,524,534    $ .07
                                             --------        ---------    -----

  Basic net income per common share for the
   three months ended June 30, 1999:
  Income   available  to
   common  stockholders                      $    615        5,176,055    $ .12
  Effect of dilutive stock options                             645,357    -----
  Diluted net income per common share for                    ---------
  the  three  months  ended June 30,  1999   $    615        5,821,412    $ .11
                                             --------        ---------    -----
  Basic net income per common share for
    the three months ended June 30, 1998:
  Income   available  to
  common  stockholders                       $    201        4,124,542   $ .05
  Effect of dilutive stock options                             399,992   -----
  Diluted net income per common share for                    ---------
    the three months ended June 30, 1998:    $    201        4,524,534   $ .04
                                             --------        ---------   -----

  6.   SUBSEQUENT EVENT

  On August 2, 1999 the company closed on an industrial revenue bond with the Industrial Development Board of the City of Montgomery. The amount of the issue is $2.1 million for a term of 15 years, with a tax exempt floating rate, which may be converted to a fixed rate with 30 days notice. The initial rate is 3.4% and varies weekly. There is an additional .25% to be paid for a remarketing fee. The bond issue is guaranteed by an irrevocable letter of credit issued by LaSalle National Bank at a rate of 2.5%.

  7.   OPERATING SEGMENT INFORMATION

  Segment information has been prepared in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 defines "operating segments to be those components about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally desegregates financial information for the purposes of assisting in making internal operating decisions.

                                          Revenues
                          -----------------------------------------------------
                           Three Months Ended      Six Months Ended
                                 June 30,             June 30,
                          ----------  --------   ---------    -------
                              1999      1998       1999          1998
                          ---------  ---------   ---------   --------
  Norment/Norshield       $   20,397  $      -  $   36,159  $       -
  Quanta Systems               2,093     2,608       4,505      5,194
  Data    Control   Systems      315       378         425        780
  SecurSystems                 3,409     2,673       6,511      4,314
  SYSCO                           59        55         260         55
  MicroAssembly                  270       470         670        924
  CorrLogic                    1,154         -       1,154          -
                           ---------  --------  ----------  ---------
                           $  27,697  $  6,184  $   49,684  $  11,267
                           =========  ========  ==========  =========

                                           Pre-Tax Profit
                          ----------------------------------------------
                             Three Months Ended         Six Months Ended
                                  June 30,                 June 30,
                                1999      1998          1999        1998
                          ----------  --------   -----------   ---------
  Norment/Norshield       $      701  $      -   $     1,334   $      -
  Quanta Systems                  62       121           144         222
  Data    Control   Systems       12        29           (44)         87
  SecurSystems                   198       238           270         219
  SYSCO                         (100)      (79)         (179)       (141)
  MicroAssembly                  138        29           165          49
  CorrLogic                        -         -             -           -
  CompuDyne   Corporate          (15)      (12)          (19)          1
                           ---------- ---------  ------------  ----------
                           $     996  $    326   $      1,671  $     437
                           ========== =========  ============  ==========



               COMPUDYNE CORPORATION AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Second Quarter 1999 and 1998 Comparison

  CompuDyne's net sales increased $21.5 million from $6.2 million in the second quarter of 1998 to $27.7 million in the second quarter of 1999. A large portion of the increase in net sales was attributable to Norment Industries ("Norment"). Norment had net sales of $20.4 million in the second quarter of 1999. All of Norment's second quarter results are incremental since Norment was purchased on November 30, 1998. Quanta SecurSystems, Inc. ("SecurSystems") net sales were $3.4 million in the second quarter of 1999 compared with $2.7 million in the second quarter of 1998, an increase of $727 thousand. Quanta Systems Corporation ("Quanta Systems") net sales decreased $515 thousand to $2.1 million in the second quarter of 1999 compared with $2.6 million in the same period for 1998. MicroAssembly Systems, Inc. ("MicroAssembly") had a decrease of $200 thousand in net sales for the second quarter of 1999 to $270 thousand compared with $470 thousand in the second quarter of 1998. The second quarter of 1999 reflects only two months of operations for MicroAssembly because the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. Data Control Systems ("DCS") had net sales of $315 thousand in the second quarter of 1999, down $63 thousand from $378 thousand in the first quarter of 1998. SYSCO Security Systems ("SYSCO") had $59 thousand in net sales for the second quarter of 1999, a slight increase over $55 thousand in the second quarter of 1998. CorrLogic, Inc. ("CorrLogic") had net sales of $1.1 million in the second quarter of 1999. This was incremental since CorrLogic was purchased on April 30, 1999.

  Gross margin for CompuDyne increased $3.5 million from $1.4 million in the second quarter of 1998 to $4.9 million in the second quarter of 1999. Norment had a gross margin of $3.2 million in the second quarter of 1999. Gross margin for SecurSystems increased $106 thousand from $739 thousand in the second quarter of 1998 to $845 thousand in the second quarter of 1999. This was due to the increase in net sales. Quanta Systems had a decrease in gross margin of $81 thousand, down from $401 thousand in the second quarter of 1998 to $320 thousand in the second quarter of 1999. DCS had a decrease of $9 thousand in gross margin to $78 thousand in the second quarter of 1999, down from $87 thousand in the same period of
  1998. MicroAssembly's gross margin decreased $110 thousand from $130 thousand in the second quarter of 1998 to $20 thousand in the second quarter of 1999. The second quarter of 1999 reflects only two months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. SYSCO had a gross margin of $5 thousand in the second quarter of 1999 down slightly from $9 thousand in the same period of 1998. CorrLogic had a gross margin of $383 thousand in the second quarter of 1999. This margin is net of $206 thousand of losses on acquired contracts charged against reserves established when the contracts were acquired. This was incremental since CorrLogic was purchased on April 30, 1999.

  Selling, general and administrative expenses increased $2.5 million for CompuDyne in the second quarter of 1999, increasing from $983 thousand in 1998 to $3.5 million in 1999. Norment's selling, general and administrative expenses of $2.0 million accounted for most of the increase. These costs were incremental since Norment was acquired on November 30, 1998. SecurSystems had an increase in selling, general and administrative costs of $76 thousand, increasing from $461 thousand in the second quarter of 1998 to $538 thousand in 1999. Quanta Systems' selling, general and administrative costs decreased from $216 thousand in the second quarter of 1998 to $168 thousand in the second quarter of 1999, a $48 thousand decrease. Selling, general and administrative expenses for DCS increased $21 thousand to $12 thousand in the second quarter of 1999 from $(11) thousand in 1998. This reflects a year-to-date adjustment to the G & A allocation between Quanta Systems and DCS in the second quarter of 1998. Year-to-date variances are discussed in the half year comparisons. MicroAssembly's selling, general and administrative expenses decreased $32 thousand to $60 thousand in the second quarter of 1999 down from $92 thousand in the same period for 1998. SYSCO's selling, general and administrative expenses decreased to $77 thousand in the second quarter of 1999, down $5 thousand from $82 thousand in the second quarter of 1998. CompuDyne's corporate selling, general and administrative expenses increased $190 thousand in the second quarter of 1999 to $331 thousand, up from $141 thousand in 1998. Research and development costs, which are related only to Quanta Systems' DCS product division decreased $19 thousand to $41 thousand in the second quarter of 1999 from $60 thousand in 1998.

  Interest expense for the second quarter of 1999 was $554 thousand compared to $16 thousand in 1998, an increase of $538 thousand. This increase is attributable to the financing of the Norment/Norshield acquisition. Other income for the second quarter of 1999 was $246 thousand compared to $8 thousand in 1998. This increase is primarily attributable to the $150 thousand gain from the sale of MicroAssembly's net assets.

  CompuDyne's second quarter 1999 profit before taxes was $996 thousand, increasing $670 thousand from the second quarter of 1998 which was $326 thousand. This was a 206% increase. Norment had pre-tax profit of $701 thousand in the second quarter of 1999. SecurSystems decreased $40 thousand from $238 thousand in the second quarter of 1998 to $198 thousand in the second quarter of 1999. This was lower than anticipated because some projects have slipped into the second half. Quanta Systems pre-tax profit was $62 thousand in the second quarter of 1999, down $59 thousand from a profit of $121 thousand in the second quarter of 1998.
  We feel this is a result of the government diverting money which would have been spent on security to Year 2000 problems. Quanta Systems has recently signed a $3.8 million contract which should increase their second half pre-tax profits. DCS had a pre-tax profit of $12 thousand for the second quarter of 1999, a decrease of $17 thousand compared with the $29 thousand profit for the second quarter of 1998. MicroAssembly had a pre-tax profit of $138 thousand for the second quarter of 1999 up $109 thousand from $29 thousand in the second quarter of 1998. This includes a gain on the sale of MicroAssembly's assets of $150 thousand and only reflects two months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. SYSCO had a pre-tax loss of $89 thousand in the second quarter of 1999 compared with a loss of $78 thousand during the same period in 1998. CorrLogic had virtually no pre-tax profit or loss since losses from its contracts were charged against the reserves set up for expected future losses when CorrLogic was purchased.

  Year-to-Date Comparison

  CompuDyne's net sales increased $38.5 million or 344% in the first half of 1999. Net sales were $49.7 million in the first half of 1999 compared with $11.2 million in the first half of 1998. Norment had $36.2 million in net sales in the first half of 1999. All of Norment's results for the first half are incremental since it was purchased on November 30, 1998. SecurSystems had $6.5 million in net sales in the first half of 1999 compared with $4.3 million for the same period in 1998, an increase of $2.2 million. Quanta Systems net sales for the first half of 1999 totaled $4.5 million. This was a decrease of $689 thousand from the first half of 1998 net sales of $5.2 million. DCS had $425 thousand in net sales for the first half of 1999, down $355 thousand from $780 thousand in the first half of 1998. MicroAssembly's net sales decreased $254 thousand from $924 thousand in the first half of 1998 to $670 thousand in the first half of 1999. The first half of 1999 reflects only five months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. SYSCO had $260 thousand in net sales for the first half of 1999. This was up $205 thousand from $55 thousand in the first half of 1998. CorrLogic had net sales of $1.2 million in the first half of 1999. These sales were incremental.

  CompuDyne's gross margins increased $7.8 million in the first half of 1999 to $10.3 million, up from $2.5 million during the same period in 1998. Gross margin at Norment was $7.4 million for the first half of
  1999. SecurSystem's gross margins increased $333 thousand to $1.6 million in the first half of 1999 from $1.2 million in the first half of 1998. Quanta Systems gross margins were $632 thousand in the first half of 1999, down $144 thousand from 1998 first half gross margins of $776 thousand. Gross margins at DCS decreased $134 thousand from $210 thousand in 1998 to $76 thousand in the first half of 1999. MicroAssembly's gross margins decreased $121 thousand from $273 thousand in the first half of 1998 to $152 thousand during the same period for 1999. The first half of 1999 only reflects five months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. SYSCO had a $75 thousand gross margin for the first half of 1999 compared with $10 thousand in the first half of 1998. Gross margin at CorrLogic was $383 thousand in the first half of 1999. This margin is net of $206 thousand of losses on acquired contracts charged against reserves established when the contracts were acquired. This was incremental because CorrLogic was purchased on April 30, 1999.

  CompuDyne's selling, general and administrative costs increased $5.7 million to $7.7 million in the first half of 1999 up from $2.0 million in the same period in 1998. Norment had $4.9 million in selling, general and administrative expenses for the first half of 1999. SecurSystems had an increase of $139 thousand in the first half of 1999, with $1.1 million in 1999 compared with $949 thousand for 1998. Quanta Systems selling, general and administrative expenses decreased by $112 thousand to $309 in the first half of 1999, down from $421 thousand in the same period for 1998. This decrease was the result of staff reductions due to slow sales. DCS's costs were $14 thousand in the first half of 1999 compared with $25 thousand for the same period in 1998. MicroAssembly's selling, general and administrative costs were $148 thousand in the first half of 1999 decreasing $58 thousand from $206 thousand in the first half of 1998. Selling, general and administrative costs for SYSCO increased $90 thousand in the first half of 1999, up from $140 thousand for the same period in 1998. This is primarily due to increased payrolls. CorrLogic had $371 thousand in selling, general and administrative costs in the first half of 1999. These costs were incremental since it was purchased on April 30, 1999.

  Research and development costs, which are related only to Quanta Systems' DCS product division, were $81 thousand in the first half of 1999. This is up $13 thousand from $68 thousand for the same period in 1998. The costs in 1999 were spent primarily on improvements to one of its products.

  Interest expense increased $1.1 million in the first half of 1999 compared to the same period for 1998. This increase was attributable to the financing of the Norment/Norshield acquisition. Other income for the first half of 1999 was $291 thousand compared to $3 thousand in 1998. The increase is primarily attributable to the $150 thousand gain resulting from the sale of MicroAssembly's net assets.

  Pre-tax profit before taxes for CompuDyne increased $1.2 million to $1.7 million in the first half of 1999 from $437 thousand in the same period for 1998. Pre-tax profit for Norment was $1.3 million in the first half of 1999. SecurSystems pre-tax profit increased $51 thousand to $270 thousand in the first half of 1999 from $219 thousand in the first half of 1998. Although this was an increase it was a slower first half than expected since some projects have slipped into the second half. Quanta Systems pre-tax profit was $144 thousand in the first half of 1999. This was a decrease of $78 thousand from $222 thousand in the first half of 1998. We feel this is a result of the government diverting money which would have been spent on security to Year 2000 problems. Quanta Systems has recently signed a $3.8 million contract which should increase their second half pre-tax profits. DCS had a pre-tax loss of $44 thousand in the first half of 1999. This was a decrease of $131 thousand over the same period in 1998. MicroAssembly's pre-tax profit for the first half of 1999 was $165 thousand, increasing $115 thousand from $50 thousand in the same period of 1998. This includes a gain on the sale of MicroAssembly's assets of $150 thousand and only reflects two months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. SYSCO had a pre-tax loss of $179 thousand in the first half of 1999 compared with a $140 thousand loss in the first half of 1998, an increased loss of $39 thousand. This is due to additional resources required for this operation. CorrLogic had no pre-tax profit or loss since all losses were charged against the reserves set up for expected future losses when CorrLogic was purchased.

  LIQUIDITY AND CAPITAL RESOURCES

 The Company's principle source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, the majority of which are due under prime contracts with the United States Government, state and local governments or subcontracts thereunder.

  On August 2, 1999 Norment closed on an industrial revenue bond with the Industrial Development Board of the City of Montgomery. The amount of the issue is $2.1 million for a term of 15 years, with a tax exempt floating rate, which may be converted to a fixed rate with 30 days notice. The initial rate is 3.4% and varies weekly. There is an additional .25% to be paid for a remarketing fee. The bond issue is guaranteed by an irrevocable letter of credit issued by LaSalle National Bank at a rate of 2.5%.

  Net cash flows provided by operations was $764 thousand in the first half of 1999, an increase of $267 thousand from the 1998 cash flow used in operations of $497 thousand. Net income increased from $302 thousand in the first half of 1998 to $1.0 million during the same period in 1999. The sale of MicroAssembly assets realized $1.2 million in the first half of 1999, and an additional $200 thousand in July 1999 when an escrowed balance was received. The purchase of CorrLogic cost $1.2 million in cash. Capital additions totaled $1.8 million in the first half of 1999. This was $1.7 million more than in the same period of 1998.

  YEAR 2000 COMPLIANCE

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

  The Company's plan initially focused on the accounting systems of the operating divisions. Norment/Norshield has implemented a new financial and accounting software system called PENTA. This implementation includes Year 2000 compliant hardware as well as software. Quanta Systems implemented a Year 2000 compliant Deltek system in 1998. This was implemented with Year 2000 compliant hardware as well as software. Additional computers were identified and replaced in 1998. SecurSystems has installed a new network which has Year 2000 compliant hardware and software. The accounting package used by SecurSystems is Timberline.
  Timberline  has  supplied and SecurSystems has installed  the  Year  2000 compliant version of this software. MicroAssembly's assets have been sold and it is the company's intention to collapse the shell of MicroAsembly therefore there are no Year 2000 issues.

  The Company presently believes that it's planned replacements and modifications of certain existing computer equipment and software will be completed by January 1, 2000 so as to avoid any of the Year 2000 related disruptions or malfunctions of its computer equipment and software that it has identified.

                                                  (in thousands)
  Costs  to  address the Company's
  Year 2000 Issues:                        Costs Prior       Estimate  to
                                           June 30 1999       Complete
                                           ------------     ------------
  Norment/Norshield
  Hardware/Software                        $     1,350       $       50
  Quanta Systems/DCS   Hardware/Software           103               10
  SecurSystems         Hardware/Software/
                       Phone Equipment             114                -
                                           -----------      ------------
                                           $     1,567       $       60
                                           ===========      ============

  The Company will use both internal and external resources to reprogram or
  replace   its   IT  systems  and  non-IT  systems  for  the   Year   2000
  modifications.

  Costs - The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal personnel. The total cost of the Year 2000 project, excluding these internal costs is estimated at $1.6 million and is being funded through operating cash flows. Over $1.2 million, which includes costs expended by Norment/Norshield prior to the Company's acquisition on November 28, 1998, was spent in 1998.

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

  Risks - Management believes that based on the information currently available to the Company, that the most likely worst case scenario that could be caused by failures relating to Year 2000 could pose a significant threat not only to CompuDyne, its customers and suppliers, but to all businesses. Risks include:

      -Legal risks, including customer, supplier, employee or shareholder lawsuits over failure to deliver contracted services, product failure, or health and safety issues.

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

  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company believes that there have been no material changes in exposure to market risk during the second quarter of 1999 from those set forth in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

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

  Item 2 - Changes in Securities

        On May 30, 1999, as part of the consideration for the Registrant's acquisition of the assets of the CIS Division of BI, Incorporated, the Registrant issued to BI, Incorporated (through the Registrant's wholly owned subsidiary, CorrLogic, Inc.) 166,667 shares of unregistered, legended shares of the Registrant's common stock and a promissory note in the original principal amount of $1,137,576 payable in 5 equal yearly installments and bearing an interest rate of 7.5% per annum. Based on BI, Incorporated's investment representations and the privately negotiated terms of the transaction, the transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

  Item 3 - Defaults Upon Senior Securities

       None

  Item 4 - Submission of Matters to a Vote of Security Holders

        At the Annual meeting on May 24, 1999, the shareholders approved an amendment to the CompuDyne Corporation 1996 stock option plan from employees to increase the number of shares available for distribution from 300,000 to 900,000 shares. The votes were cast as follows:

            For            3,482,805
            Against           44,441
            Abstain           14,772

       At the Annual meeting on May 24, 1999, the shareholders approved the appointment of Deloitte & Touche LLP as the independent auditors of the corporation for the fiscal year ending December 31, 1999. The votes were cast as follows:

            For            4,285,775
            Against              665
            Abstain            1,421

  Item 5 - Other Information

       None

  Item 6 - Exhibits and Reports on Form 8-K

         Exhibit (10) Purchase and Sale of the CIS Division of BI Incorporated dated as of May 27, 1999 (effective April 30, 1999) among BI Incorporated, CorrLogic, Inc. and CompuDyne Corporation.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUDYNE CORPORATION



  Date: August 12, 1999    /s/ William C. Rock
                           William C. Rock
                           Chief Financial Officer