Form 10-Q
period 1999-09-30
COMPUDYNE CORP
filed 1999-11-12
CIK 22912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly period ended        September 30, 1999
                                         ----------------------------
                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                                to
                               -----------------------------     ------------
Commission File Number                                  0-29798
                       ------------------------------------------------------

                       CompuDyne Corporation
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


                      Nevada                                    23-1408659
      ------------------------------               --------------------------
     (State or other jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)              Identification No.)


          7249 National Drive, Hanover, Maryland 21076
         ---------------------------------------------
            (Address of principal executive offices)


                       (410) 712-0275
       --------------------------------------------------
      (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      NO
                               -----       -----
 As of November 12, 1999 a total of 5,380,466 shares of Common Stock, $.75 par value, were outstanding.

             COMPUDYNE CORPORATION AND SUBSIDIARIES

                             INDEX



                                                                     Page No.

Part I.  Financial Information

 Item 1. Financial Statements

   Consolidated Balance Sheets - September 30, 1999 (unaudited)
   and December 31, 1998                                                  3

   Consolidated Statements of Operations - Three Months and Nine
   Months Ended September 30, 1999 and 1998 (unaudited)                   4

   Consolidated Statements of Cash Flows
   Nine   Months   Ended  September  30,  1999  and   1998
   (unaudited)
                                                                          5

   Notes to Consolidated Financial Statements                           6-8

 Item 2. Management's Discussion and Analysis of
   Results of Operations and Financial
   Condition                                                           9-12

Part II.  Other Information


 Item 6. Exhibits and Reports on Form 8-K                                13

 Signature                                                               14




                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                         September 30,         December 31,
                                              1999                  1998
                                        ---------------        --------------
ASSETS                                    (Unaudited)

Current Assets:
 Cash and cash equivalents              $      1528            $     1,528
 Accounts receivable, net                    28,148                 27,451
 Costs in excess of billings                  5,760                  2,610

  Inventories:
     Finished Goods                              -                     112
     Work in process                            502                    499
     Raw materials and supplies               4,059                  3,611
                                        --------------          --------------
      Total inventories                       4,561                  4,222
                                        --------------          --------------
   Prepaid  expenses  and other                 335                    127
   current  assets                      --------------          --------------
Total Current Assets                         40,332                 35,938
                                        --------------          --------------
Non-current receivables,
related  parties                                 72                     72
                                        --------------          --------------
Property, plant and equipment, at cost
   Land and improvements                        250                    276
   Buildings and leasehold improvements       1,125                  1,188
   Machinery and equipment                    3,721                  2,334
   Furniture and fixtures                       720                    182
   Automobiles                                  368                    299
   Construction in progress                   1.665                    939
   Software                                   2,009                      -
                                        ---------------         --------------
      Total property, plant and equipment     9,858                  5,218
   Less: accumulated depreciation
   and amortization                          (1,283)                  (295)
                                       ---------------          -------------
      Net property, plant and equipment       8,575                  4,923
                                       ---------------          -------------

   Deferred tax asset                            88                     88
   Intangible assets, net of accumulated
   amortization                               2,381                  2,474
   Goodwill, net of accumulated
   amortization                                   -                     62
   Other assets, net                            171                     13
                                       ---------------          --------------
       Total other assets                     2,640                  2,637
                                       ---------------          --------------
   Total Assets                         $    51,619            $    43,570
                                       ===============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                     $      8,085              $   6,891
  Other  accrued expenses                     1,981                    735
  Accrued payroll expenses                    1,431                  1,543
  Billing in excess of contract costs
  incurred                                    7,119                  6,492
  Accrued income taxes                        1,121                    346
  Reserve for losses on acquired CorrLogic
  contracts                                   1,938                      -
  Current portion of term loan                1,890                  1,125
  Current portion of notes payable related
  parties                                         -                     20
                                       ----------------          ------------
    Total Current Liabilities                23,565                 17,152

Term loan                                     6,000                 10,375
Long term notes                              12,098                  9,000
Notes payable, related parties                    -                     15
Warranty reserves                               463                    463
Long term pension liability                     484                    484
Other liabilities                               183                    191
                                      ----------------          -------------
    Total Liabilities                        42,793                 37,680
                                      ----------------          -------------

SHAREHOLDERS' EQUITY:
  Common stock, par value $.75 per
  share 10,000,000 shares  authorized;
  5,380,466 and 5,200,049 shares issued
  and outstanding at September 30, 1999
  and December 31, 1998                       4,035                  3,900
  Other capital                              11,536                 10,397
  Treasury shares, at cost; 85,119 shares
  as of September 30, 1999; 78,636 shares
  as of December 31, 1998                      (177)                  (120)
  Receivable from  management                   (50)                   (90)
  Accumulated Deficit                        (6,518)                (8,197)
                                      ----------------           -------------
     Total Shareholders' Equity               8,826                  5,890
                                      ----------------           -------------
Total Liabilities and Shareholders'
Equity                                   $   51,619               $ 43,570
                                      ================           =============


           See Notes to Consolidated Financial Statements (unaudited).



             COMPUDYNE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, Except Per Share Data)
                          (Unaudited)

                         Three  Months  Ended          Nine Months Ended
                            September,30,                September 30,
                           1999         1998            1999         1998
                      ---------    ----------      ---------    ---------
Net sales             $  27,827    $    6,461      $  77,511    $  17,688
Cost of sales            22,354         4,927         61,777       13,641
                      ---------    ----------      ---------    ---------
  Gross margin            5,473         1,534         15,734        4,047

Selling, general
and administrative
expenses                  3,887         1,093         11,584        3,069
Research and Development      -           113             81          181
                      ---------    -----------      ---------    ---------
   Operating income       1,586           328          4,069          797
                      ---------    -----------      ---------    ---------


Other(income)expense
  Interest expense          573            37          1,676           82
  Other income              (78)          (14)          (369)         (18)
                       ---------    ----------      ---------    ----------
   Total other (income)
   expense, net             495            23          1,307           64
                       ----------   ----------      ---------    -----------
Income before income
tax provision             1,091           305          2,762          733

Income tax provision        437            93          1,083          228
                      -----------   ----------    ------------  -------------
    Net income        $     654     $     212     $    1,679    $     505
                      ===========   ==========    ============  =============

Basic EPS:
    Net income        $     .12     $     .06     $      .32    $     .13
                      ===========   ==========    ===========   ==============
Weighted average
 number of common
 shares outstanding       5,290         3,845          5,214        3,845
                      ===========   ==========    ===========   ==============
Diluted EPS:
 Net income           $     .11     $     .04       $     .29   $     .11
                      ===========   ==========    ===========   ===============
Weighted average number of
common shares and
equivalents               5,934          4,447          5,856        4,447
                      ===========   ==========    ===========   ==============


  See Notes to Consolidated Financial Statements (unaudited).



             COMPUDYNE CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands)
                          (Unaudited)


                                                      Nine    Months   Ended
                                                          September 30,
                                                 -----------------------------
                                                      1999              1998
                                                 -----------       ----------
Cash flows provided by (used in) operating activities:

Net income                                          $  1,679         $    505

Adjustments to reconcile net income to net cash
 provided by operations:
    Depreciation  and  Amortization                     1079              137
    Gain on the sale of assets                         ( 170)               -

Changes in assets and liabilities
  Accounts receivable                                    560           (1,162)
  Deferred income taxes                                    -               20
  Costs in excess of billings                           (722)               -
  Prepaid expenses                                       (30)              (2)
  Inventories                                           (820)             450
  Other assets                                          (158)             (53)
  Accounts payable                                     1,282               66
  Accrued liabilities                                  1,133             (118)
  Accrued income taxes                                   777              211
  Billings in excess of costs                            258                -
  Other liabilities                                     (620)             (35)
                                                   ----------        ---------
Net cash flows provided by
operating activities                                   4,248               19
                                                   ----------        ----------
Cash flows provided by (used in) investing activities:
  Additions to property, plant and equipment          (2,801)            (252)
  Sale of MicroAssembly assets                         1,400                -
  Purchase of CorrLogic                               (1,170)               -
                                                   -----------       ----------
Net cash flows used in investing activities           (2,571)            (252)
                                                   -----------       ----------

Cash flows provided by (used in) financing activities:

 (Repayment)borrowings of long term debt              (3,750)             363
  Proceeds from bond issuance                          2,100                -
  Sale of common stock                                    24                -
  Purchase of treasury stock                             (56)            (120)
  Repayment of current debt,related parties              (35)             (10)
  Collection on note receivable, related parties          40                -
                                                  ------------       ----------
Net cash(used in) provided by financing activities    (1,677)             233
                                                  ------------       ---------

Net increase in cash                                       -               -
Cash and cash equivalents
at beginning  of  period                               1,528               -
                                                   -----------       ---------
Cash and cash equivalents at end of period         $   1,528          $    -
                                                   ===========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                      $    1,590          $   82
    Taxes                                         $      321          $   29

  See Notes to Consolidated Financial Statements (unaudited).

             COMPUDYNE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. Certain prior amounts have been changed to conform to the current period presentation.


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

2.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

                                            ($ in thousands)
                                     September 30,    December 31,
                                         1999            1998
                                     ------------     ------------
U.S. Government Contracts:
 Billed                              $      2,012       $    1,622
 Unbilled                                     919              818
                                     ------------     ------------
                                            2,931            2,440
Commercial Contracts:
 Billed                                    19,805           19,756
 Unbilled                                   5,888            5,695
                                     ------------     ------------
                                           25,693           25,451
    Total Accounts Receivable        $     28,624     $     27,891
Less Allowance for Doubtful Accounts         (476)            (440)
                                     ------------     ------------
Net Accounts Receivable              $     28,148     $     27,451
                                     ============     ============

3.   COMMON STOCK AND COMMON STOCK OPTIONS

On August 17,1999 the Compensation and Stock Options Committee ("Committee") granted options to purchase 2,000 shares of common stock to non-employee directors at a price of $7.00 per share, the then current market price.

On August 18, 1999 the Committee granted options to purchase up to 26,000 shares of CompuDyne common stock to key employees of Norment/Norshield at a price of $6.875 per share, the then current market price.

On May 03, 1999 the Committee granted options to purchase up to 30,000 shares of CompuDyne common stock to a key employee of Norment at a price of $7.375 per share.


  4.NET INCOME PER SHARE

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


The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:

                                                                      Per
                                                                      Share
                                           Income     Shares         Amount
                                          --------   ----------    ----------
                                         (dollars in thousands)
Basic net income per common share for the
 nine months ended September 30, 1999:
Income  available to common stockholders   $ 1,679    5,214,151        $ .32
Effect of dilutive stock options                        641,474    ---------
Diluted net income per common share for               ---------
 the nine months ended September 30, 1999  $ 1,679    5,855,625        $ .29
                                          --------    ---------    ---------
Basic net income per common share for
 the nine months ended September 30, 1998:
Income  available to common stockholders   $   505    3,845,323        $ .13
Effect of dilutive stock options                        601,749    ---------
Diluted net income per common share for               ---------
 the nine months ended September 30, 1998  $   505    4,447,072        $ .11
                                          --------    ---------     -------

 Basic net income per common share for the
 three months ended September 30, 1999:
Income  available to common stockholders    $  654     5,289,597       $ .12
Effect of dilutive stock options                         644,801    --------
Diluted net income per common share for               ----------
 the three months ended September 30, 1999  $  654     5,934,398       $ .11
                                            -------    ----------    --------
Basic net income per common share for
 the three months ended September 30, 1998:
Income  available to common stockholders    $   212    3,845,323       $ .06
Effect of dilutive stock options                         601,749    --------
Diluted net income per common share for    --------   ----------
 the three months ended September 30, 1998  $   212    4,447,072       $ .04
                                           --------   ----------    --------

5.        OPERATING SEGMENT INFORMATION

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

                                          Revenues
                    ----------------------------------------------------
                        Three Months Ended         Nine Months Ended
                           September 30,              September 30,
                         1999           1998          1999          1998
                    ---------     ----------     ---------     ---------
Norment/Norshield   $  18,731     $        -     $  54,890     $       -
Quanta Systems          2,879          3,391         7,809         9,366
SecurSystems            3,568          2,592        10,079         6,866
SYSCO                     150             40           410            94
MicroAssembly               -            438           670         1,362
CorrLogic               2,499              -         3,653             -
                    ---------     ----------      --------     ---------
                    $  27,827     $    6,461      $ 77,511     $  17,688
                    =========     ==========      ========     =========

                                    Pre-Tax Profit
                    ----------------------------------------------------
                         Three Months Ended         Nine Months Ended
                            September 30,              September 30,
                         1999           1998          1999          1998
                    ---------     ----------      --------     ---------
Norment/Norshield   $     620     $        -      $  1,954     $       -
Quanta Systems            163            187           263           495
SecurSystems              324            259           593           479
SYSCO                     (43)          (116)         (222)         (256)
MicroAssembly               -            (36)          165            13
CorrLogic                   -              -             -             -
CompuDyne Corporate        27             11             9             2
                    ---------      ---------      --------     ---------
                    $   1,091      $     305      $  2,762     $     733
                    =========      =========      ========     =========


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter 1999 and 1998 Comparison
---------------------------------------
CompuDyne's net sales increased $21.4 million from $6.4 million in the third quarter of 1998 to $27.8 million in the third quarter of 1999. A large portion of the increase in net sales was attributable to Norment Industries ("Norment"). Norment had net sales of $18.7 million in the third quarter of 1999. All of Norment's third quarter results are incremental since Norment was purchased on November 30, 1998. Quanta SecurSystems, Inc. ("SecurSystems") net sales were $3.6 million in the third quarter of 1999 compared with $2.6 million in the third quarter of 1998, an increase of $976 thousand. Quanta Systems Corporation ("Quanta Systems") net sales decreased $513 thousand to $2.9 million in the third quarter of 1999 compared with $3.4 million in the same period for 1998. MicroAssembly Systems, Inc. ("MicroAssembly") was sold on May 30, 1999 and therefore had no sales in the third quarter of 1999. MicroAssembly had sales of $438 thousand in the third quarter of 1998. SYSCO Security Systems ("SYSCO") had $150 thousand in net sales for the third quarter of 1999, a $110 thousand increase over $40 thousand in the third quarter of 1998. CorrLogic, Inc. ("CorrLogic") had net sales of $2.5 million in the third quarter of 1999. This was incremental since CorrLogic was purchased on April 30, 1999.

Gross margin for CompuDyne increased $4.0 million from $1.5 million in the third quarter of 1998 to $5.5 million in the third quarter of 1999.
Norment had a gross margin of $3.1 million in the third quarter of 1999. Gross margin for SecurSystems increased $205 thousand from $813 thousand in the third quarter of 1998 to $1.0 million in the third quarter of 1999. This was due to the increase in net sales. Quanta Systems had a decrease in gross margin of $207 thousand, down from $627 thousand in the third quarter of 1998 to $420 thousand in the third quarter of 1999. MicroAssembly had no gross margin in the third quarter of 1998 since it was sold on May 30, 1999. SYSCO had a gross margin of $34 thousand in the third quarter of 1999 up slightly from $16 thousand in the same period of 1998. CorrLogic had a gross margin of $855 thousand in the third quarter of 1999. This margin is net of $405 thousand of losses on acquired contracts charged against reserves established when the contracts were acquired. This was incremental since CorrLogic was purchased on April 30, 1999.

Selling, general and administrative expenses increased $2.8 million for CompuDyne in the third quarter of 1999, increasing from $1.1 million in 1998 to $3.9 million in 1999. Norment's selling, general and administrative expenses of $2.0 million accounted for a large portion of this increase. These costs were incremental since Norment was acquired on November 30, 1998. SecurSystems had an increase in selling, general and administrative costs of $70 thousand, increasing from $519 thousand in the third quarter of 1998 to $589 thousand in 1999. Quanta Systems' selling, general and administrative costs decreased from $249 thousand in the third quarter of 1998 to $156 thousand in the third quarter of 1999, a $93 thousand decrease. There were no selling, general and administrative expenses for MicroAssembly since it was sold on May 30, 1999. SYSCO's selling, general and administrative expenses decreased to $65 thousand in the third quarter of 1999, down $60 thousand from $125 thousand in the third quarter of 1998. CorrLogic had incremental selling, general and administrative expenses of $836 thousand in the third quarter of 1999. CompuDyne's corporate selling, general and administrative expenses increased $174 thousand in the third quarter of 1999 to $271 thousand, up from $97 thousand in 1998.

Research and development costs, which are related only to Quanta Systems' DCS product division decreased $113 thousand to $0 in the third quarter of 1999 from $113 thousand in 1998.

Interest expense for the third quarter of 1999 was $573 thousand compared to $37 thousand in the third quarter of 1998, an increase of $536 thousand. This increase is attributable to the financing of the Norment/Norshield acquisition. Other income for the third quarter of 1999 was $78 thousand compared to $14 thousand in 1998. This included $22 thousand in interest income and $44 thousand gain on the sale of assets.

CompuDyne's third quarter 1999 profit before taxes was $1.1 million, increasing $787 thousand from the third quarter of 1998, which was $305 thousand. This was a 258% increase. Norment had pre-tax profit of $620 thousand in the third quarter of 1999. SecurSystems increased $64 thousand from $259 thousand in the third quarter of 1998 to $324 thousand in the third quarter of 1999. Quanta Systems pre-tax profit was $163 thousand in the third quarter of 1999 down $24 thousand from a profit of $187 thousand in the third quarter of 1998. We feel this is a result of the government diverting funds, which would have been spent on security to Year 2000 problems. MicroAssembly was sold on May 30, 1999 and therefore had no pre-tax profit in the third quarter of 1999. SYSCO had a pre-tax loss of $43 thousand in the third quarter of 1999 compared with a loss of $116 thousand during the same period in 1998. CorrLogic had no pre-tax profit or loss since losses from its contracts were charged against the reserves set up for expected future losses when CorrLogic was purchased.

Year-to-Date Comparison

CompuDyne's net sales increased $59.8 million or 325% in the first nine months of 1999. Net sales were $77.5 million in the first nine months of 1999 compared with $17.7 million in the first nine months of 1998. Norment had $54.9 million in net sales in the first nine months of 1999. All of Norment's results for the first nine months are incremental since it was purchased on November 30, 1998. SecurSystems had $10.1 million in net sales in the first nine months of 1999 compared with $6.9 million for the same period in 1998, an increase of $3.2 million. Quanta Systems net sales for the first nine months of 1999 totaled $7.8 million. This was a decrease of $1.6 million from the first nine months of 1998 net sales of $9.4 million. MicroAssembly's net sales decreased $692 thousand from $1.4 million in the first nine months of 1998 to $670 thousand in the first nine months of 1999. The first nine months of 1999 reflects only five months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it has been discontinued. SYSCO had $410 thousand in net sales for the first nine months of 1999. This was up $316 thousand from $94 thousand in the first nine months of 1998. CorrLogic had net sales of $3.7 million in the first nine months of 1999. These sales were incremental since CorrLogic was purchased on April 30, 1999.

CompuDyne's gross margins increased $11.7 million in the first nine months of 1999 to $15.7 million, up from $4.0 million during the same period in 1998. Gross margin at Norment was $10.5 million for the first nine months of 1999. SecurSystem's gross margins increased $583 thousand to $2.6 million in the first nine months of 1999 from $2.1 million in the first nine months of 1998. Quanta Systems gross margins were $1.1 million in the first nine months of 1999, down $485 thousand from 1998 first nine months gross margins of $1.6 million. MicroAssembly's gross margins decreased $200 thousand from $352 thousand in the first nine months of 1998 to $152 thousand during the same period for 1999. The first nine months of 1999 only reflects five months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it has been be discontinued. SYSCO had a $109 thousand gross margin for the first nine months of 1999 compared with $26 thousand in the first nine months of 1998. Gross margin at CorrLogic was $1.2 million in the first nine months of 1999. This margin is net of $612 thousand of losses on acquired contracts charged against reserves established when the contracts were acquired. This was incremental because CorrLogic was purchased on April 30, 1999.

CompuDyne's  selling,  general  and  administrative  costs  increased  $8.5 million  to  $11.6 million in the first nine months of 1999  up  from  $3.1 million in the same period in 1998. Norment had $6.9 million in selling, general and administrative expenses for the first nine months of 1999. SecurSystems had an increase of $208 thousand in the first nine months of 1999, $1.7 million in 1999 compared with $1.5 million for 1998. Quanta Systems selling, general and administrative expenses decreased by $217 thousand to $478 thousand in the first nine months of 1999, down from $695 thousand in the same period for 1998. This decrease was the result of staff reductions due to slow sales. MicroAssembly's selling, general and administrative costs were $148 thousand in the first nine months of 1999 decreasing $163 thousand from $311 thousand in the first nine months of 1998. The assets of MicroAssembly were sold effective May 30, 1999 and it has been discontinued. Selling, general and administrative costs for SYSCO increased $29 thousand in the first nine months of 1999, up from $265 thousand for the same period in 1998. CorrLogic had $1.2 million in selling, general and administrative costs in the first nine months of 1999. These costs were incremental since it was purchased on April 30, 1999.

Research and development costs, which are related only to Quanta Systems' DCS product division, were $81 thousand in the first nine months of 1999. This is down $100 thousand from $181 thousand for the same period in 1998. The costs in 1999 were spent primarily on improvements to one of its products.

Interest expense increased $1.6 million in the first nine months of 1999 compared to the same period for 1998. This increase was attributable to the financing of the Norment/Norshield acquisition. Other income for the first half of 1999 was $369 thousand compared to $18 thousand in 1998. The increase is attributable to the $184 thousand gain resulting from the sale of MicroAssembly's net assets, $100 thousand interest income, and $43 thousand gain on the sale of assets.

Pre-tax profit before taxes for CompuDyne increased $2.0 million to $2.8 million in the first nine months of 1999 up from $733 thousand in the same period for 1998. Pre-tax profit for Norment was $2.0 million in the first nine months of 1999. SecurSystems pre-tax profit increased $114 thousand to $593 thousand in the first nine months of 1999 from $479 thousand in the first nine months of 1998. Quanta Systems pre-tax profit was $263 thousand in the first nine months of 1999. This was a decrease of $232 thousand from $495 thousand in the first half of 1998. We feel this is a result of the government diverting funds, which would have been spent on security to Year 2000 problems. MicroAssembly's pre-tax profit for the first nine months of 1999 was $165 thousand, increasing $152 thousand from $13 thousand in the same period of 1998. This includes a gain on the sale of MicroAssembly's assets of $184 thousand and only reflects five months of operations for MicroAssembly since the assets of MicroAssembly were sold effective May 30, 1999 and it will be discontinued. SYSCO had a pre-tax loss of $222 thousand in the first nine months of 1999 compared with a $256 thousand loss in the first nine months of 1998, a decreased loss of $34 thousand. CorrLogic had no pre-tax profit or loss since all losses were charged against the reserves set up for expected future losses when CorrLogic was purchased.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principle source of cash is from operating activities and bank borrowings. The Company's primary requirement for working capital is to carry billed and unbilled receivables, the majority of which are due under prime contracts with the United States Government, state and local governments or subcontracts thereunder.

Net cash flows provided by operating activities was $4.4 million in the first nine months of 1999, an increase of $4.4 million from the 1998 cash flow provided by operating activities $19 thousand. Net income increased from $505 thousand in the first nine months of 1998 to $1.7 million during the same period in 1999. The sale of MicroAssembly assets realized $1.4 million of cash, which includes $200 thousand that was initially escrowed, in the first nine months of 1999. The purchase of CorrLogic cost $1.2 million in cash. Capital additions totaled $2.8 million in the first nine months of 1999. This was $2.5 million more than in the same period of 1998.


YEAR 2000 READINESS
-------------------
State of readiness - The Company has completed the implementation of a company wide Year 2000 Plan (the "Plan") with the intent to ensure that it's computer equipment and software will be able to distinguish between the year 1900 and the year 2000 and will function properly with respect to all dates, whether in the twentieth or the twenty-first centuries (such functionality is referred to below as being "Year 2000 ready").

The Company's plan initially focused on the accounting systems of the operating divisions. Norment/Norshield has implemented a new financial and accounting software system called PENTA. This implementation includes Year 2000 ready hardware as well as software. Quanta Systems implemented a Year 2000 ready Deltek system in 1998. This was implemented with Year 2000 ready hardware as well as software. Additional computers were identified and replaced in 1998. SecurSystems has installed a new network, which has Year 2000 ready hardware and software. The accounting package used by SecurSystems is Timberline. Timberline has supplied and SecurSystems has installed the Year 2000 ready version of this software. MicroAssembly's assets have been sold and it is the Company's intention to collapse the shell of MicroAsembly, therefore there are no Year 2000 issues.

The Company presently believes that it's replacements and modifications of certain existing computer equipment and software is now complete so as to avoid any of the Year 2000 related disruptions or malfunctions of its computer equipment and software that it has identified.

                                                        (in thousands)
Costs to address the Company's Year 2000 Issues:        Costs Prior to
                                                      September 30 1999
                                                      -----------------
Norment/Norshield   Hardware/Software                 $      1,400
Quanta Systems/DCS  Hardware/Software                          113
SecurSystems        Hardware/Software/
                    Phone Equipment                            114
                                                      ------------
                                                      $      1,627
                                                      ============

The Company has used both internal and external resources to reprogram or replace its IT systems and non-IT systems for the Year 2000 modifications.

Costs - The Company does not separately track the internal costs incurred on the Year 2000 project. Such costs are principally payroll and related costs for its internal personnel. The total cost of the Year 2000 project, excluding these internal costs is estimated at $1.6 million and is being funded through operating cash flows. Of this amount, over $1.2 million, which includes costs expended by Norment/Norshield prior to the Company's acquisition on November 28, 1998, was spent in 1998.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in exposure to market risk during the third quarter of 1999 from those set forth in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.




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

                                   COMPUDYNE CORPORATION



Date: November 12, 1999            /s/ William C. Rock
                                   -------------------
                                   William C. Rock