Form 10-K
period 1999-12-31
COMPUDYNE CORP
filed 2000-03-30
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999
                                       OR
         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ---------    ---------
                   Commission File Number 0-29798

                              CompuDyne Corporation
             (Exact name of registrant as specified in its charter)

              Nevada                                     23-1408659
         (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

              7249 National Drive, Hanover, Maryland          21076
           (Address of principal executive offices)        (Zip Code)

        Registrant's telephone number, including area code: (410)712-0275 Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to section 12(g)
                  of the Act : Common Stock $.75 par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X             NO
                                ---------           ---------
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
                   K or any amendment to this Form 10-K. [X].

   As of March 30, 2000, a total of 5,324,211 shares of Common Stock, $.75 par value, were outstanding.
    The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the average of the bid and asked prices on the Nasdaq
         National Market on March 30, 2000 was approximately $14.1 million
                                  (see ITEM 5).


Documents incorporated by reference: Portions of the Proxy Statement relating to the 1999 Annual Meeting of Shareholders are incorporated in Part III.
                             PART I
ITEM 1.  BUSINESS

Description of Business
-------------------------
CompuDyne Corporation ("CompuDyne" or the "Company"), a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996.

Overview
---------
CompuDyne operates in three general sectors of the security industry - Corrections, Attack Protection and Federal Systems:

Corrections - CompuDyne's Norment Security Group ("NSG"), headquartered in ------------ Montgomery, AL, provides physical and electronic security products and services primarily to the corrections industry (jails and prisons) and secondarily to the courthouse, municipal and commercial markets. NSG operates through the following subsidiaries and divisions:

     Norment is a detention contractor, responsible for most installation work on larger projects. Installation will involve hardline (steel security doors, frames, locking devices, etc) and sophisticated electronic security systems including software, electronics, touchscreens, CCTV, perimeter alarm devices, etc.

     TrenTech is an electronic security systems designer, manufacturer and integrator. TrenTech integrates generally available products and software as well as designing proprietary systems such as IDEAS and a video badging system. TrenTech provides systems to Norment for installation.

     Airteq, supplemented by Norshield Corporation's, ("Norshield Security Products or Norshield") manufacturing capacity, offers a complete line of locks and locking devices to the corrections industry. Long an industry leader and innovator in pneumatic locking technology, AirTeq in January 2000 introduced an innovative new electromechanical sliding device, which completes its product line.

     NSG Regional Offices provide field level design, installation and maintenance of both hardline (physical) and electronic security products. Primary offices are in Hanover, MD, Raleigh, NC, Columbia, SC, Phoenix, AZ, Tucson, AZ, Milwaukee, WI, and Livermore, CA. Smaller offices are located in Massachusetts and New Jersey.

     Combined, NSG is the country's largest supplier of physical and electronic security products, integration services and maintenance for jails, prisons and courthouses. Projects range from very small to as large as $15-$20 million. Security maintenance outsourcing contracts range from very small to over $1 million per year and provide for the routine maintenance and emergency repair of sophisticated security control systems and related equipment.

     NSG also includes software based control products. CorrLogic develops, installs and maintains the most robust and extensive software in the industry for the management of inmates and other personnel and processes within the courthouse, jail and prison environment. CorrLogic software is designed to handle the country's largest jails, with recent installations including Wayne County (Detroit), MI, Shelby County (Memphis), TN, and Hennepin County (Minneapolis), MN. SYSCO has exclusive North American rights to the PC-ADACS (Alarm and Distributed Access Control System) software based system developed by Shorrock Electronics in England. SYSCO also has a proprietary product, SecurLan, which is designed to provide physical protection for Local Area Network conduits and cables for computer networks.

Attack Protection - Norshield is the country's largest manufacturer of bullet, ----------------- blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal Reserve buildings, and banks. Norshield's largest customer is the U.S. Department of State, and Norshield is a major supplier of bullet, blast and attack resistant products to U.S. Embassies around the world. Norshield produces an integrated structurally secure product where the rated protection comes not from just the glass but from the frame and encasement as well. Norshield also manufactures bullet, blast and attack resistant products on an Original Equipment Manufacturer ("OEM") basis for a selected group of corporate clients. Examples of Norshield commercial products include security doors and windows, transaction accessories, cash drawers, guard booths, toll booths and drive up windows. Norshield also manufactures cell door sliding devices for sale under the Airteq brand.

Federal Systems - Quanta Systems, Inc., ("Quanta") has been serving the federal ---------------- government's intelligence community since 1950. Serving the military, government agencies, and state and local customers, Quanta provides specialty engineering and security services, often of a classified nature. In recent years Quanta has developed and emphasized a special competence in physical and electronic security, which has become its primary focus. Quanta, along with its Data Control Systems division, ("DCS"), provides electronic black box manufacturing, tactical systems integrations, and the design and production of proprietary communications products.

MicroAssembly - Located in Willimantic, Connecticut, MicroAssembly is a ------------- manufacturer of a proprietary automated process called the Stick-Screw System. All of the assets of MicroAssembly were sold on May 31, 1999 and MicroAssembly changed its name to 4 Focus, Inc..

See Note 15 "Operating Segment Information" to the Consolidated Financial Statements of CompuDyne for more information about the results of operations from the three operating segments.

Market
-------
The market for jail and prison security systems is related to new facility construction, existing facility upgrades, and the trend towards outsourcing government services. Approximately $3.1 billion is spent annually on correctional facility construction, of which typically 14%-15% relates to security hardware and security electronics. Most upgrade and all maintenance work would be in addition to this. Other security markets, which the Company serves, including state and local government facilities, federal government facilities, and large commercial installations are much larger. The commercial security marketplace is often estimated at $1.8 billion and federal government expenditures on security are conservatively estimated at $1.7 billion.

The Company faces considerable competition, from large and small companies, in all of its lines of business. While the Company is the largest supplier of physical and electronic security to the corrections industry, it does compete with one other medium sized competitor and many small competitors.

Most of the Company's business is done on a bid or request for proposal basis. Much of the federal systems work is on a cost plus basis and is subject to audit.

General Information
-------------------
The Company purchases most of the parts and raw materials used in its products from various suppliers. The primary raw materials used in the manufacturing of Norment's, Quanta Systems' and DCS' products are electronic components and steel or aluminum sheets, stampings and castings. These materials are generally available from a number of different suppliers. While the bulk of such raw material is purchased from relatively few sources of supply, the Company believes that alternative sources are readily available.

There is no significant seasonality in CompuDyne's business.

The Company's backlog of orders as of December 31, 1999 was $100.3 million compared to $80.4 million as of December 31, 1998. Backlog for Corrections was $78.4 million at December 31, 1999 compared with $69.6 million at December 31, 1998. Attack protection had $15.4 million in backlog at December 31, 1999 compared with $6.8 million at December 31, 1998 and Federal Systems had $6.5 million at December 31, 1999 compared with $4.0 million at December 31, 1998.

For the year ended December 31, 1999, direct sales to the U.S. Government amounted to $10.9 million or 10% of the Company's total net sales compared with $7.8 million and $9.3 million in fiscal years 1998 and 1997, respectively, or 24% and 47% of the Company's total net sales. No other single customer accounted for greater than 10% of the Company's net sales.

The Company undertakes research and development activities at DCS to expand and improve its product lines. Research and development expenditures were $80 thousand during the fiscal year ended December 31, 1999, compared with $169 thousand and $172 thousand during 1998 and 1997, respectively. In 1999, expenditures were made by DCS to upgrade and expand the capabilities of its products.

At December 31, 1999, the Company had 632 permanent employees. None of the permanent employees are subject to collective bargaining agreements. NSG regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 1999, 110 of these employees were covered under collective bargaining agreements.

Year 2000 Compliance
--------------------
Subsequent to December 31, 1999 and to date, the Company has not had any adverse effects to its systems or operations resulting from the Year 2000 issue. As a result, there has been no need to implement any Year 2000 contingency plans. Additionally, to date, no customers, vendors, or service providers have informed the Company that the Year 2000 issue has impacted them. Although no Year 2000 issues have impacted the Company, management intends to continue monitoring its critical systems so that identification of any Year 2000 issues that may occur will be identified and remedied on a timely basis.

Financial Information About Foreign and Domestic Operations
-----------------------------------------------------------
Export sales for the Company were $7.5 million, $2.5 million and $257 thousand, for the years ended December 31, 1999, 1998 and 1997, respectively.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------
Any statements in this annual report that are not statements of historical fact are forward-looking statements that are subject to a number of important risks and uncertainties that could cause actual results to differ materially. Specifically, any forward-looking statements in this annual report related to the Company's objectives of future growth, profitability and financial returns are subject to a number of risks and uncertainties, including, but not limited to, risks related to a growing market demand for the Company's existing and new products, continued growth in sales and market share of the Company's products, pricing, market acceptance of existing and new products, general economic conditions, competitive products, and product and technology development. There can be no assurance that such objectives will be achieved.

ITEM 2.  PROPERTIES

The Company occupies its principal executive offices adjacent to Baltimore Washington International Airport in Baltimore, Maryland. The Company leases approximately 3,200 square feet of office space.

As of March 1, 2000 Corrections leased primary facilities for engineering, assembly and administration including Alabama - 55,875 square feet, California - 15,795 square feet, Colorado - 15,378 square feet, Oregon - 10,815 square feet, Maryland - 9,500 square feet, Arizona - 4,000 square feet, North Carolina - 2,000 square feet and South Carolina - 1,800 square feet.

As of March 1, 2000 Attack Protection owned primary facilities for engineering, manufacturing and administration in Alabama - 100,703 square feet. This facility is encumbered by the Industrial Revenue Bond.

As of March 1, 2000 Federal Systems leased primary facilities for engineering, assembly and administration in Maryland - 23,090 square feet.

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

None

                                     PART II


ITEM 5. MARKET FOR COMPUDYNE COMMON STOCK
        AND RELATED SHAREHOLDER MATTERS

CompuDyne Common Stock was traded in the over-the-counter market, and in June 1999 began being quoted on the Nasdaq National Market, under the symbol "CDCY". There were 1,885 common shareholders of record as of March 30, 2000.

The following table sets forth the high and low bids for CompuDyne Common Stock from January 1, 1998 to June 10, 1999 on the over-the-counter market, as quoted on the OTC Bulletin Board and from June 11, 1999 to December 31, 1999 on the Nasdaq National Market. Over -the- counter market quotations reflect inter-dealer prices, without retail mark-up, or mark-down or commissions and may not necessarily reflect actual transactions.

                          1998                       1999
                          -----                      ----
Quarter Ended       High           Low         High          Low
--------------------------------------------------------------------
March 31           $ 3.3750       $ 1.6250   $ 8.2500       $ 3.8750
June 30              3.8750         2.2500     8.7500         6.3750
September 30         3.4375         2.2500     8.1250         5.7810
December 31          4.5000         2.0313     8.7500         6.2500

The Company has not paid any dividends on its common stock during the years ended December 31, 1999 and 1998, and its Board of Directors has no intention of declaring a dividend in the foreseeable future. Under the terms of the financing agreement for the purchase of Norment/Norshield, any intended declaration of common stock dividends must first be approved by LaSalle National Bank and William Blair Mezzanine Capital Partners II, L.L.C., and cash dividends are not allowed to be paid under this agreement.

Recent Sales of Unregistered Securities
---------------------------------------
On December 3, 1998 (effective November 28, 1998), CompuDyne acquired Norment Industries and Norshield Corporation. In connection with this purchase CompuDyne issued 1,075,507 unregistered shares of common stock at $2.79 per share, a warrant to purchase 297,924 shares of common stock exercisable at $3.25 per share and secured $9.0 million of subordinated debt to William Blair Mezzanine Capital Partners II L.L.C.. See Note 4 to the Consolidated Financial Statements of CompuDyne for further details.

On May 7, 1999 (effective April 30, 1999), CompuDyne acquired all of the assets of the Correctional Information Systems Division, "CIS", of BI Incorporated ("BI"). CompuDyne operates this business under the name CorrLogic. In connection with this purchase, CompuDyne issued 166,667 unregistered shares of common stock at $7.50 per share.

On November 12, 1999 CompuDyne acquired all of the assets of Ackley Dornbach, Inc. In connection with this purchase, CompuDyne issued 15,000 unregistered shares of common stock at $8.00 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 1999, 1998, 1997, 1996, and 1995. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report and in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

(In thousands except per share data):
                              For the years ended December 31,
                             ---------------------------------
                     1999(a)     1998(b)     1997       1996        1995
                     ----------  ---------   ---------  ---------   --------
Net sales            $  111,446  $ 31,916    $ 20,016   $ 22,142    $ 10,308
                     ==========  =========   ========   ========    ========
Gross profit         $   21,355  $  6,052    $  3,279   $  2,132    $  1,516
Sonoma settlement costs       -         -         270          -           -
Selling, general
and administrative       15,231     4,415       2,257      1,431       1,214
Research and development     80       169         172        234         359
                     ----------  --------    --------   --------    --------
Operating income(loss) $  6,044  $  1,468    $    580   $    467    $    (57)
                     ==========  ========    ========   ========    ========
Interest expense,
net of interest income $  2,203  $    295    $     62   $     39    $     22
                     ==========  ========    ========   ========    ========
Income (loss) from
continuing operations  $  2,670  $    847    $     696  $    391    $   (210)
Loss from discontinued
operations                    -         -            -       (60)       (453)
                      ---------  --------    ---------  --------    --------
Net income (loss)      $  2,670  $    847    $     696  $    331    $   (663)
                     ==========  ========    =========  ========    ========
Earnings (loss) per share(c):
Basic
-----
  Continuing operations $   .51  $    .20    $     .23  $    .17     $  (.13)
  Discontinued operations     -         -            -      (.03)       (.27)
                        -------  --------    ---------  ---------    -------
  Net income (loss)     $   .51  $    .20    $     .23  $    .14     $  (.40)
                        =======  ========    =========  =========    =======
Weighted average number
 of common shares
 outstanding              5,237      4166        3,005     2,294       1,657
                        =======  ========    =========   ========    =======
Diluted
--------
  Continuing operations $   .46  $    .20     $    .16  $    .10     $  (.13)
  Discontinued operations     -         -            -      (.02)       (.27)
  Extraordinary items         -         -            -         -           -
                        -------  --------     --------  ---------    -------
  Net income (loss)     $   .46  $    .20     $    .16  $    .08     $  (.40)
                        =======  ========     ========  =========    =======
Weighted average number
of common shares and
equivalents               5,868     4,343        4,364     3,762       1,657
                        =======  ========     ========  ========    ========
Total assets          $  57,447  $ 43,570     $  7,598  $  7,575    $  3,947
                       ========  ========     ========  ========    ========
Long-term debt        $  17,370  $ 19,390     $     30  $     50    $    470
Total shareholders     ========  ========     ========  ========    ========
equity                $  10,030  $  5,890     $  2,162  $  1,776    $    421
                       ========  ========     ========  ========    ========

Notes:
 (a)Includes operations of CorrLogic from May 30, 1999, the date of purchase, Ackley Dornbach from November 12, 1999, the date of purchase, and MicroAssembly from January 1, 1999 through May 31, 1999, the date of disposition.
 (b)Includes the operations of Norment/Norshield from November 28, 1998, the date of acquisition.
 (c) No dividends have been paid on Common Stock during the above periods.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------
Long-term debt was $17.4 million and the current portion of long-term debt was $2.3 million at December 31, 1999 compared with long-term debt of $19.4 million and current portion of long-term debt of $1.1 million at December 31, 1998. During 1999 the Company paid down its long-term debt by $2.1 million and incurred additional long-term debt of $1.1 million for the purchase of CorrLogic. Working capital decreased from $18.8 million at December 31, 1998 to $16.1 million at December 31, 1999.

During 1999 CompuDyne had net income of $2.7 million compared with $847 thousand in 1998. The results for 1999 included twelve months of operating results for Norment and Norshield whereas 1998 included only one month since they were acquired in November 1998.

Results of Operations 1999 Compared with 1998
---------------------------------------------
CompuDyne's net sales increased $78 million (244%) from $32 million in 1998 to $111 million in 1999. The Norment Security Group accounted for the largest part of this increase. Sales in the Corrections group were $82 million in 1999, up $66 million or 413% from $16 million in 1998. Norment accounted for $57 million, the largest portion of this increase. Norment only operated one month in 1998 compared with twelve months in 1999, since it was acquired on November 28, 1998. CorrLogic had incremental sales of $4.6 million, since it was acquired in May of 1999. Attack Protection Group accounted for $13.8 million of the increase with sales of $15.1 million in 1999 compared with $1.3 million in 1998. The Attack Protection Group also operated twelve months in 1999 compared with one month in 1998, since it was acquired on November 28, 1998. The Federal Systems Group's sales increased from $12.5 million in 1998 to $13.2 million in 1999, an increase of $618 thousand. Sales at Micro Assembly were down $1.1 million in 1999, to $670 thousand from $1.8 million in 1998. The assets of Micro Assembly were sold on May 31, 1999 and therefore it only operated for five months in 1999 compared with twelve months in 1998.

CompuDyne's gross margin was $21.4 million in 1999, up $15.3 million from $6.1 million in 1998. The Corrections Group's gross margin increased $12.7 million to $16.1 million in 1999, from $3.4 million in 1998. Norment had an increase of $8.3 million in 1999 to $9.7 million, up from $1.4 million in 1998. This reflected operations for twelve months in 1999 compared with one month in 1998. The Attack Protection Group's gross margin increased $3.0 million in 1999 to $3.3 million, up from $313 thousand in 1998. This also reflects twelve months of operation in 1999 compared with one month in 1998. CorrLogic had an incremental margin of $2.3 million since it was acquired on May 31, 1999. The Federal Systems group had a decrease in gross margin of $79 thousand from $1.9 million in 1998 to $1.8 million in 1999. MicroAssembly had a $310 thousand decrease in gross margin decreasing from $462 thousand in 1998 to $152 thousand in 1999. This reflects operating only five months in 1999 compared with twelve months in 1998.

CompuDyne's selling, general and administrative expenses increased $10.8 million at CompuDyne in 1999, up from $4.4 million in 1998 to $15.2 million in 1999. In the Corrections Group, the selling, general and administrative expenses increased from $2.3 million in 1998 to $11.2 million in 1999, an increase of $8.9 million. The largest part of this increase was from Norment's operations. It had an increase of $5.3 million, up from $874 thousand in 1998 to $6.2 million in 1999. Norment only operated one month in 1998 compared with twelve months in 1999, since it was acquired on November 28, 1998. CorrLogic also had an additional $2.3 million of selling, general and administrative costs in 1999. These costs were incremental since it was acquired on May 30, 1999.
The Attack Protection Group had an increase in selling, general and administrative expenses of $1.5 million to $1.8 million in 1999, up from $278 thousand in 1998. This increase is a result of twelve months of operations in 1999 compared with one month in 1998, since its acquisition on November 28, 1998. The Federal Systems group had a decrease in selling, general and administrative expenses of $86 thousand, down to $717 thousand in 1999 compared with $803 thousand in 1998. MicroAssembly's selling, general and administrative expense was $148 thousand in 1999, down $264 thousand from $412 thousand in 1998. This reflects operations of only five months in 1999 compared with twelve months in 1998. CompuDyne's corporate selling general and administrative expense increased from $634 thousand in 1998 to $1.4 million in 1999, an increase of $753 thousand.

Research and Development costs related to Quanta System's DCS division were $80 thousand in 1999, down $89 thousand from $169 thousand in 1998. The $80 thousand was used to upgrade and expand the capabilities of its equipment.

Interest expense in 1999 was $2.2 million, up $1.9 million from $295 thousand in 1998. This increase was due to expanded borrowings to finance the acquisition of Norment/Norshield.

CompuDyne operating income increased $4.5 million in 1999 to $6.0 million, up from $1.5 million in 1998. The Corrections Group had operating income of $4.9 million in 1999, up $3.8 million from $1.1 million in 1998. The largest portion of this increase was from Norment, which had an increase in operating income of $3 million from $500 thousand in 1998 to $3.5 million in 1999. This reflects operations for twelve months in 1999 compared with only one month in 1998 since Norment was acquired on November 28, 1998. The Attack Protection Group had operating income of $1.5 million in 1999. This was an increase of $1.5 million from $34 thousand in 1998. This reflects operations for a full twelve months in 1999 compared with only one month's operations in 1998. Operating income for the Federal Systems Group increased $96 thousand in 1999, up from $920 thousand in 1998 to $1.0 million in 1999.

Results of Operations 1998 Compared with 1997
---------------------------------------------
The following discussion has been changed since it was previously issued, in order to conform to the new operating segments as defined in 1999.

CompuDyne's net sales increased from $20.0 million in 1997 to $32.0 million in 1998, an increase of $11.9 million. Sales in Corrections accounted for $10.1 million of the total increase with sales of $16.3 million in 1998 compared with $6.2 million in 1997. Quanta SecurSystems, Inc. ("SecurSystems") had an increase of $4.3 million and Norment had an increase of $5.6 million. These sales are incremental since Norment was acquired in November 1998. Attack Protection had net sales of $1.3 million in 1998, which was incremental since it was also acquired in November 1998. Federal Systems had net sales of $12.5 million in 1998, a $505 thousand increase over $12.0 million in 1997.

CompuDyne's gross margin increased $2.8 million to $6.1 million in 1998 up from
$3.3 million in 1997.   Corrections accounted for $2.3 million of this increase,
$865 thousand at SecurSystems and $1.4 million at Norment, which was incremental. Attack Protection contributed $313 thousand to the total increase, which was also incremental. Federal Systems accounted for an additional $256 thousand to the increase in gross margin. There was a $97 thousand decrease in gross margin at MicroAssembly.

CompuDyne's selling, general and administrative costs increased $1.9 million, up from $2.5 million in 1997 to $4.4 million in 1998.

Corrections added $1.1 million to the increase, $874 thousand of which was due to the newly acquired Norment. The acquisition of the Attack Protection group in November 1998 added an additional $278 thousand and the Federal Systems group added $120 thousand to the increase.

Research and development costs, which related to Quanta Systems' DCS product division were $169 thousand in 1998 compared with $172 thousand in 1997. The costs in 1998 were expended to develop three new products.

Interest expense in 1998 totaled $295 thousand, an increase of $233 thousand over the 1997 total of $62 thousand. This increase was due to the expanded borrowings to finance the acquisition of Norment/Norshield.

CompuDyne's 1998 income from operations increased $928 thousand or 172% in 1998 to $21.5 million, up from $540 thousand in 1997. The Corrections group had income of $1.1 million in 1998, up $1.2 million from a loss of $64 thousand in 1997. Attack Protection had incremental income of $34 thousand and the Federal Systems group had income of $920 thousand in 1998, an increase of $139 thousand over $781 thousand in 1997.

Liquidity
----------
The Company's principal source of cash is from operating activities and bank borrowings. The Company's primary requirement for financing is to carry inventory, billed and unbilled receivables, the majority of which are due under prime contracts with the United States Government, state and local governments or subcontracts thereunder.

Net cash flows provided by operations was $4.5 million in 1999 compared with $3.8 million in 1998. Net income increased from $847 thousand in 1998 to $2.7 million in 1999. Another effect on cash from operations is $1.5 million in
depreciation and amortization.   Accounts receivable account for a net cash out
flow of $4.4 million whereas accounts payable represents $5.1 million of cash flow. The net of billings in excess of costs and costs in excess of billings totaled $2.4 million of cash received. A total of $1.4 million was realized on the sale of the assets of MicroAssembly. The purchase of CIS required $1.2 million in cash. Capital expenditures included $2.1 million for an expansion at Norment, $225 thousand for the accounting system at Norment and $1.5 million for other normal capital expenditures. The Company repaid $4.1 million of borrowings from long-term debt, of which $2.1 million was prepaid, and received $2.1 million from an Industrial Revenue Bond issued for the expansion at Norment.

CompuDyne entered into an Automatic Investment Service Agreement dated December 23, 1998 with LaSalle National Bank. This agreement allows LaSalle National Bank to transfer funds over $100 thousand from the main CompuDyne account to an investment account on a daily basis. The investment account earns interest at a variable rate determined by the bank on a daily basis, based on the current days market rate for commercial paper, less a spread for providing the service. The experience to date has been an average interest rate earned of 4.4%.

Capital Resources
-----------------
Capital expenditures totaled $3.6 million in 1999 compared with $432 thousand in 1998. The Company has projected spending up to $2.1 million for capital expenditures in fiscal 2000. These projected expenditures includes $1.3 million for the purchase of a new facility to house the Corporate headquarters and the Northeast regional office of the Norment Security Group and $880 thousand for normal asset purchases and replacements.

Recently Issued Accounting Standard
------------------------------------
In July 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting definition of a derivative and specifies measurements, recognition, and disclosure of changes in the fair value of derivatives, ("hedges") held by a company. This standard will require derivatives designated as hedges to be recorded on the balance sheet at fair value with the change in fair value of the underlying hedged item accounted for depending on the intended use of the derivative. This standard will be adopted by the Company in the year 2001 and the Company has not determined what impact, if any, this standard will have when it is adopted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
-------------------
CompuDyne used fixed and variable rate notes payable to finance its acquisition of Norment/Norshield. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's loan from LaSalle National Bank.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of December 31, 1999. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 1999. Note 8 to the consolidated financial statements contain descriptions of the Company's notes payable and should be read in conjunction with the table below


     Financial Instruments by Expected Maturity Date

Year Ending December 31    2000           2001         2002
                         ----------   -----------     -----------
Notes Payable:
   Variable rate ($)     $1,875,000    $2,375,000      $2,500,000
   Average interest rate      7.79%         7.85%           7.90%
   Fixed rate ($)        $        -    $        -      $        -
   Average interest rate     13.15%        13.15%          13.15%

Year Ending December 31      2003      Thereafter         Total      Fair Value
                         -----------   -----------     -----------   ---------
Notes Payable:
   Variable rate ($)       $625,000    $     -         $7,375,000    $7,375,000
   Average Interest Rate      7.96%          8.0%
   Fixed rate ($)        $        -    $9,000,000      $9,000,000    $9,000,000
   Average Interest Rate     13.15%        13.15%          13.15%        13.15%

Year Ending December 31     2000         2001              2002
                         -----------  ------------      -----------
Interest Rate Swaps:
   Variable to Fixed ($) $6,750,000   $ 6,750,000       $       -
     Average pay rate         7.55%         7.55%               -
     Average receive rate     8.0 %         8.0 %               -

Year Ending December 31     2003       Thereafter       Total        Fair Value
                         ----------    ----------       ----------   -----------
Interest Rate Swaps:
   Variable to Fixed ($)       -      $        -   $            -           -
     Average pay rate          -               -                -           -
     Average receive rate      -               -                -           -


The Company used a foreign exchange contract to partially hedge their exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract was completed during 1999, no significant exchange risk exists as of December 31, 1999.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14 below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND  FINANCIAL DISCLOSURE

     None.

                                    PART III

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of its fiscal year ended December 31, 1999, or April 29, 2000, relating to its 1999 Annual Meeting of Stockholders.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS
      AND REPORTS ON FORM 8-K

(a) Financial Statements
  (1) The financial statements listed in the accompanying index to financial statements are filed as part of this Annual Report on Form 10-K.
  (2) Schedule II - Schedule of valuation and qualifying accounts
(b) Reports on Form 8-K - None
(c) Exhibits
    The Exhibits listed on the index below are filed as a part of this Annual Report.



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

21.     Subsidiaries of the Registrant is filed herewith.  Page 33
23.     Independent Auditors Consent
27.     Financial Data Schedule


                     COMPUDYNE CORPORATION AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS


                                 (Item 14(a)(1))


                                                                       Page(s)
                                                                      --------
    Independent Auditors' Report                                         14

    Consolidated Balance Sheets at December 31, 1999
      and 1998                                                          15-16
    Consolidated Statements of Operations for the
      years ended December 31, 1999, 1998 and 1997                       17

    Consolidated Statements of Cash Flows for the
      years ended December 31, 1999, 1998 and 1997                       18

   Consolidated Statements of Changes in Shareholders'
      Equity for the years ended
      December 31, 1999, 1998 and 1997                                   19

    Notes to Consolidated Financial Statements                          20-31



                        (Item 14(a)(2))

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December
  31, 1999, 1998 and 1997                                                31

                        (Item 14(a)(3))

Financial  Statement Schedule


                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders of CompuDyne Corporation:

We have audited the accompanying consolidated balance sheets of CompuDyne Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/Deloitte & Touche LLP

McLean, Virginia
February 29, 2000







                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                               December 31,

                                              1999      1998
                                            --------   --------
                                               (in thousands)
Current Assets
  Cash and cash equivalents                  $   701   $  1,528
  Accounts receivable                         33,833     27,451
  Costs in excess of billings                  5,284      2,610
  Inventories
   Finished goods                                  -        112
   Work in progress                              705        499
   Raw materials and supplies                  3,933      3,611
                                             -------    -------
      Total Inventories                        4,638      4,222
                                             -------    -------
  Prepaid expenses and other current assets      506        199
                                             -------    -------
      Total Current Assets                    44,962     36,010
                                             -------    -------
Property, plant and equipment, at cost
  Land and improvements                          250        276
  Buildings and leasehold improvements         3,037      1,188
  Machinery and equipment                      3,914      2,334
  Furniture and fixtures                         928        182
  Automobiles                                    377        299
  Construction in progress                        88        939
                                             -------    -------
                                               8,594      5,218
  Less accumulated depreciation
  and amortization                             1,416        295
                                             -------    -------
    Net property, plant and equipment          7,178      4,923
                                             -------    -------
Capitalized software, net                      1,408          -
Deferred tax asset                               568         88
Goodwill, net of accumulated amortization        852         62
Other intangible assets, net of
accumulated amortization                       2,385      2,474
Other assets                                      94         13
                                             -------    -------
  Total other assets                           5,307      2,637
                                             -------    -------
Total Assets                                 $57,447   $ 43,570
                                             =======   ========

See notes to consolidated financial statements

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  December 31,
                                               1999      1998
                                            --------   -------
                                                (in thousands)
Current Liabilities
  Accounts payable                           $11,827   $  5,707
  Accrued payroll expenses                     3,040      1,240
  Other accrued expenses                       1,319      2,222
  Billings in excess of contract
  costs incurred                               9,498      6,492
  Accrued income taxes                             -        346
  Accrued interest                                74          -
  Deferred losses/revenues on acquired
  contracts                                      859          -
  Current portion of term loan                 2,243      1,125
  Current portion of notes
  payable-related parties                          -         20
                                             -------    --------
      Total Current Liabilities               28,860     17,152

Term loan                                      5,500     10,375
Subordinated notes                             9,910      9,000
Industrial development bond                    1,960          -
Notes payable-related parties                      -         15
Warranty reserves                                532        463
Long term pension liability                      489        484
Other liabilities                                166        191
                                             -------    -------
      Total Liabilities                       47,417     37,680
                                             -------    -------
Shareholders' Equity
  Common stock, par value $.75 per share:
    10,000,000 shares authorized; 5,412,866
    and 5,200,049 shares issued at December 31,
    1999 and 1998, respectively                4,060      3,900
  Other capital                               11,734     10,397
  Treasury shares, at cost; 88,655 shares at December
  31, 1999 and 78,636 shares at
  December 31, 1998                             (207)      (120)
  Receivable from management                     (30)       (90)
  Accumulated deficit                         (5,527)    (8,197)
                                             --------    -------
      Total Shareholders' Equity              10,030      5,890
                                             --------  ---------
Total Liabilities and Shareholders' Equity   $57,447   $ 43,570
                                             ========  =========

See notes to consolidated financial statements

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                           Years Ended December 31,
                                           1999      1998      1997
                                        ---------  --------  --------
                                   (in thousands except per share data)

Net sales                               $ 111,446 $ 31,916  $ 20,016
Cost of goods sold                         90,091   25,864    16,737
                                        ---------  -------  --------
Gross margin                               21,355    6,052     3,279
 Sonoma settlement costs                        -        -       270
 Selling, general and
 administrative expenses                   15,231    4,415     2,257
 Research and development                      80      169       172
                                         --------  -------  --------
Operating income                            6,044    1,468       580
                                         --------  -------  --------
Other (income) expense
 Interest expense                           2,203      295        62
 Interest income                             (146)       -         -
 Other income                                (272)     (37)      (20)
                                         --------  -------  --------
   Total other (income) expense             1,785      258        42
                                         --------  -------  ---------

Income before income taxes                  4,259    1,210       538
Income tax provision (benefit)              1,589      363      (158)
                                        ---------  -------  --------
Net income                              $   2,670 $    847  $    696
                                        ========= ========  ========
Earnings per share:
Basic earnings per common share         $     .51 $    .20  $    .23
                                        ========= ========  ========
Weighted average number of common
 shares outstanding                         5,237    4,166     3,005
                                        ========= ========  ========
Diluted earnings per common share       $     .46 $    .20  $    .16
                                        ========= ========  ========
Weighted average number of common
 shares and equivalents                     5,868    4,343     4,364
                                        ========= ========  ========




See notes to consolidated financial statements




                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                             Years Ended December 31,

                                           1999         1998        1997
                                        --------    --------   ---------
                                                  (in thousands)
Cash flows from operating activities:
  Net income                            $  2,670    $    847     $   696

Adjustments to reconcile net income to
 net cash provided by (used up) operations:
  Depreciation and amortization            1,514         250         114
  Deferred income tax (benefit)              700           -        (189)
  Gain on sale of MicroAssembly             (180)          -           -
  Loss from disposition of equipment          25           -           -
  Other, net                                 (26)          -           -

Changes in assets and liabilities:
  Accounts receivable                     (4,379)     (3,004)        516
  Costs in excess of billings               (191)        608           -
  Inventories                               (897)         11        (285)
  Prepaid expenses                          (108)        (14)        (38)
  Other assets                              (582)         54         (28)
  Accounts payable                         5,073         634        (913)
  Accrued expenses                           603       1,701        (104)
  Accrued income taxes                      (346)        311         (35)
  Billings in excess of costs incurred     2,553         414        (562)
  Other liabilities                       (1,916)      2,001         (10)
Net cash flows provided by              ---------   --------       -------
 (used in) operations                      4,513       3,813        (838)
                                        ---------   --------       -------

Cash flows from investing activities:
  Additions to intangibles                   (60)         -            -
  Net payments for acquisitions           (1,128)    (23,880)          -
  Proceeds from sale of business           1,354           -           -
  Additions to property, plant
  and equipment                           (3,573)       (432)       (195)
Net cash flows used in                   --------    --------    --------
  investing activities                    (3,407)    (24,312)       (195)
                                         --------    --------    --------
Cash flows from financing activities:
  Conversion of series D preference stock      -           -        (310)
  Issuance of common stock                   127       3,001           -
  Proceeds from bond issue                 2,100           -           -
  (Decrease)increase in short term debt        -      (1,339)      1,177
  (Repayment of) borrowings from long
   term debt                              (4,125)     20,500           -
  Purchase of treasury stock                   -        (120)          -
  Repayment of current debt -
  related parties                            (35)        (15)        (20)
Net cash flows (used in)provided         --------    --------     --------
 by financing activities                  (1,933)     22,027         847
                                         --------    --------     --------
Net (decrease) increase in cash
  and cash equivalents                      (827)      1,528        (186)
Cash and cash equivalents at the
 beginning of the year                     1,528           -         186
Cash and cash equivalents at the        ---------   ---------  -----------
 end of the year                        $    701    $  1,528   $       -
                                        =========   =========  ===========
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                              $  2,143    $    308    $     62
  Income taxes, net of refunds          $  1,172    $     25    $     70



                 See notes to consolidated financial statements.
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




(In Thousands)                         Receivable
            Preferred  Common  Other    From       Accumulated Treasury
            Stock      Stock   Capital Management   Deficit    Shares    Total
            ---------  ------  ------- ----------  ----------- --------  ------
Balance at
January 1,
 1997       $ 945      $2,148  $8,203  $  (90)     $(9,430)     $ -     $1,776

Net Income      -           -       -       -          696        -        696
Preferred
shares converted
to Common
shares       (945)        945       -       -         (310)       -       (310)
Balance at  --------- ------- ------- ----------  ----------- --------  -------
December 31,
1997             -      3,093   8,203     (90)      (9,044)       -      2,162

Net Income       -          -       -       -          847        -        847
Shares issued-
Common shares    -        807   2,194       -            -        -      3,001
Purchase of
treasury stock   -          -       -       -            -        (120)   (120)
Balance at
December 31, -------- ------- -------  ---------- ----------- --------  --------
1998 $           -      3,900  10,397     (90)      (8,197)       (120)  5,890

Net Income       -          -       -       -        2,670           -    2,670
Payoff of mgmt
receivable       -          -       -      60            -           -       60
Shares issued-
Common shares    -        160   1,337       -            -           -    1,497
Treasury stock
acquired         -          -       -       -            -         (87)     (87)
Balance at   -------- ------- -------   --------- ---------- ---------  --------
December 31,
1999 $           -    $ 4,060 $11,734   $ (30)     $(5,527)     $ (207) $10,030
             ======== ======= =======   ========= ========== ========== ========

See notes to consolidated financial statements




                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS
----------------------------
Description of Business

CompuDyne operates in three general sectors of the security industry -
Corrections, Attack Protection and Federal Systems:

Corrections - CompuDyne's Norment Security Group ("NSG"), headquartered in
----------- Montgomery, AL, provides physical and electronic security products and services primarily to the corrections industry (jails and prisons) and secondarily to the courthouse, municipal and commercial markets. NSG operates through the following subsidiaries and divisions:

     Norment is a detention contractor, responsible for most installation work on larger projects. Installation will involve hardline (steel security doors, frames, locking devices, etc) and sophisticated electronic security systems including software, electronics, touchscreens, CCTV, perimeter alarm devices, etc.

     TrenTech is an electronic security systems designer, manufacturer and integrator. TrenTech integrates generally available products and software as well as designing proprietary systems such as IDEAS and a video badging system. TrenTech provides systems to Norment for installation.

     Airteq , supplemented by Norshield manufacturing capacity, offers a complete line of locks and locking devices to the corrections industry.
     Long an industry leader and innovator in pneumatic locking technology, AirTeq in January 2000 introduced an innovative new electromechanical sliding device, which completes its product line.

     NSG Regional Offices provide field level design, installation and maintenance of both hardline (physical) and electronic security products.
     Primary offices are in Hanover, MD, Raleigh, NC, Columbia, SC, Phoenix, AZ,
     Tucson, AZ, Milwaukee, WI, and Livermore, CA. Smaller offices are located in Massachusetts and New Jersey.

     Combined, NSG is the country's largest supplier of physical and electronic security products, integration services and maintenance for jails, prisons and courthouses. Projects range from very small to as large as $15-$20 million. Security maintenance outsourcing contracts range from very small to over $1 million per year and provide for the routine maintenance and emergency repair of sophisticated security control systems and related equipment.

     NSG also includes software based control products. CorrLogic develops, installs and maintains the most robust and extensive software in the industry for the management of inmates and other personnel and processes within the courthouse, jail and prison environment. CorrLogic software is designed to handle the country's largest jails, with recent installations including Wayne County (Detroit), MI, Shelby County (Memphis), TN, and
     Hennepin County (Minneapolis), MN. SYSCO has exclusive North American rights to the PC-ADACS (Alarm and Distributed Access Control System) software based system developed by Shorrock Electronics in England. SYSCO also has a proprietary product, SecurLan, which is designed to provide physical protection for Local Area Network conduits and cables for computer networks.

Attack Protection - Norshield Security Products ("Norshield") is the country's
----------------- largest manufacturer of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal Reserve buildings, and banks. Norshield's largest customer is the U.S. Department of State, and Norshield is a major supplier of bullet, blast and attack resistant product to U.S. Embassies around the world. Norshield produces an integrated structurally secure product where the rated protection comes not from just the glass but from the frame and encasement as well. Norshield also manufactures bullet, blast and attack resistant products on an Original Equipment Manufacturer ("OEM") basis for a selected group of corporate clients. Examples of Norshield commercial products include security doors and windows,transaction accessories, cash drawers, guard and toll booths and drive up windows. Norshield also manufactures cell door sliding devices for sale under the Airteq brand.

Federal Systems - Quanta Systems, Inc., ("Quanta") has been serving the federal
--------------- government's intelligence community since 1950. Serving the military, government agencies, and state and local customers, Quanta provides specialty engineering and security services, often of a classified nature. In recent years Quanta has developed and emphasized a special competence in physical and electronic security, which has become its primary focus. Quanta along with its Data Control Systems division, ("DCS"), provides electronic black box manufacturing, tactical systems integrations, and the design and production of proprietary communications products.

MicroAssembly - Located in Willimantic, Connecticut, MicroAssembly is a
------------- manufacturer of a proprietary automated process called the Stick-Screw System.All of the assets of MicroAssembly were sold on May 31, 1999 and MicroAssembly changed its name to 4 Focus, Inc..

2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the --------------------------- accounts of CompuDyne Corporation and its subsidiaries, all of which are wholly-owned. All material inter-company transactions have been eliminated.

Inventories - Raw material inventories are valued at the lower of cost or ----------- market. Work-in-process represents direct labor, materials and overhead incurred on products not yet delivered. Finished goods are valued at the lower of cost or market. Cost is determined by the first-in, first-out
(FIFO) method. Inventories are net of an obsolesence reserve of $166 thousand and $313 thousand as of December 31, 1999 and 1998 respectively.

Use of Estimates - The preparation of financial statements in conformity with ---------------- generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain estimates used by management are susceptible to significant changes in the economic environment. These include estimates of percentage-completion on long-term contracts and valuation allowances for contracts accounts receivable. Actual results could differ from those estimates.

Revenue Recognition - Revenue under cost reimbursement contracts is recognized
------------------- to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts are recognized to the extent of billable rates times hours delivered plus materials expenses incurred. Revenue from fixed price contracts is recognized under the percentage of completion method. Revenue from the sale of manufactured products is recognized based on shipment date. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenues recognized to date over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date on certain contracts.

Property, Plant and Equipment - Property, plant and equipment are recorded at ----------------------------- cost less accumulated depreciation and amortization. Depreciation is computed using principally the straight-line method based on the estimated useful lives of the related assets. The estimated useful lives are as follows:

     Buildings and improvements   7-39 years
     Machinery and equipment      3-10 years
     Furniture and fixtures       3-10 years

Leasehold improvements are amortized over their estimated useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized.

Capitalized Software - The Company has capitalized software that was acquired
-------------------- when it purchased CorrLogic in 1999. The value allocated resulting from the purchase was $1.6 million. The software is the base product used in its sales product and is being amortized over 7 years. Accumulated amortization was $183 thousand at December 31, 1999.

Goodwill - In conjunction with the purchase of the assets of Ackley Dornbach in -------- 1999, goodwill has been recorded on the balance sheet and is being amortized over 25 years. Accumulated amortization was $6 thousand as of December 31, 1999. Goodwill also includes credit for negative goodwill recorded due to the acquisition of SecurSystems and is being amortized on a straight-line basis over 5 years. Accumulated amortization was $(72) thousand and ($51) thousand at December 31, 1999 and 1998 respectively.

Other Intangible Assets - Other tangible assets consist primarily of amounts
----------------------- recorded in conjunction with the acquisition of Norment and Norshield, including trade names, trademarks, Department of State
Certifications, UL listings, patents and ASTM standards. These are amortized on a straight-line basis over periods ranging from 15 to 25 years. Accumulated amortization was $124 thousand and $14 thousand as of December 31, 1999 and 1998, respectively.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the ------------------------- Company considers temporary investments with original maturities of three months or less to be cash equivalents.

Income Taxes - The Company follows Statement of Financial Accounting Standards,
------------ ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.
Valuation allowances are established when necessary to reduce deferred tax assets to amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation - The Company continues to account for stock-based
------------------------ compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock
Issued to Employees", ("APB No. 25") for the recognition and measurement of employees stock-based compensation and has adopted only the disclosure requirements of SFAS No. 123, "Accounting For Stock Based Compensation",
("SFAS No. 123").

New Accounting Pronouncement - In July 1998, the Financial Accounting Standards
---------------------------- Board, ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133"), which establishes the accounting definition of a derivative and specifies measurements recognition, and disclosure of changes in the fair value of derivatives (hedges) held by a company. This standard will require derivatives designated as hedges to be recorded on the balance sheet at fair value with the change in fair value of the underlying hedged item accounted for depending on the intended use of the derivative. SFAS No. 133 will be adopted by the Company in the year 2001 and the Company has not determined what impact, if any, this standard will have when it is adopted.

Reclassifications - Certain prior year amounts have been reclassified to conform
----------------- to the current year presentation.

3.   EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per
Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing net income available by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 122,302 shares of common stock at prices ranging from $7.38 to $8.75 per share were outstanding during 1999 but were not included in the computation of diluted earnings per common share for 1999 because the options' exercise price was greater than the average market price of the common shares. Options to purchase 303,000 shares of common stock at $4.31 and warrants to purchase 297,924 shares of common stock at $3.25 were outstanding during 1998 but were not included in the computation of diluted earnings per common share because the exercise price was greater than the average market price of the common shares. Options to purchase 53,050 shares of common stock at $2.81 were outstanding during 1997 but were not included in the computation of diluted earnings per common share for 1997 because the options' exercise price was greater than the average market price of the common shares.

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:

                                                         Per Share
                                            Income        Shares      Amount
                                        --------------   ---------   ---------
                                       ($ in thousands)
Basic earnings per common share
 for the year   ended December 31, 1999:
Net income                               $    2,670      5,237,042   $     .51
                                                                     ---------
Effect of dilutive stock options                           630,814
Diluted earnings per common share for the                ---------
 year ended December 31, 1999            $    2,670      5,867,856   $     .46
                                         ----------      ---------   ----------
Basic earnings per common share for the
 year ended December 31, 1998:
Net income                               $      847      4,166,250   $     .20
Effect of dilutive stock options                                     ----------
                                                           177,024
Diluted earnings per common share for                    ---------
 the year ended December 31, 1998        $      847      4,343,274   $     .20
                                         ----------      ---------   ----------

Basic earnings per common share for the
 year ended December 31, 1997:
Net income                               $      696      3,004,974   $     .23
Effect of dilutive preferred stock                                   ----------
                                                         1,102,902
Effect of dilutive stock options
                                                           256,325
Diluted net income per common share for                  ---------
 the year ended December 31, 1997        $      696      4,364,201   $     .16
                                         ----------      ---------   ----------

4.   ACQUISITIONS/DISPOSITIONS OF BUSINESSES

Acquisition of Ackley Dornbach, Inc. - On November 12, 1999, CompuDyne entered ------------------------------------ into and consummated an agreement to acquire all of the assets of Ackley Dornbach, Inc. The consideration paid for the assets was 15,000 shares of unregistered, legended CompuDyne common stock at a value of $8.00 per share, the fair market value at the time of the acquisition, and the ability to earn an additional 10,000 shares per year over the next three years depending on the profitability of the division.
This acquisition has been accounted for by the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their estimated fair market values. The financial statements reflect the preliminary allocation of the purchase price and further refinement may be made based on the completion of final studies. The operating results of Ackley Dornbach have been included in the Company's results of operations from the date of acquisition.

In conjunction with this acquisition, the following was recorded: (in thousands)

Fair value of assets acquired             $   904
Goodwill recorded                             830
Fair value of stock issued                   (120)
                                          -------
Liabilities assumed                       $ 1,614
                                          =======
Disposition of MicroAssembly Systems, Inc. - On May 28, 1999 CompuDyne entered ----------------------------------------- into and consummated an agreement to sell all of the assets of MicroAssembly to PENN Engineering & Manufacturing Corp. ("PEM"). The consideration received was $1.4 million in cash and resulted in a gain of $180 thousand.

Acquisition of Correctional Information Systems - On May 27, 1999, (effective ----------------------------------------------- April 30, 1999) CompuDyne
entered into and consummated an agreement to acquire all of the assets of the Correctional Information Systems, ("CIS") division of BI Incorporated, ("BI"). CorrLogic, Inc. was formed as a new company to operate in the state of Colorado with the old CIS assets. CIS located in Boulder, Colorado developed and installs an inmate management software product used in correctional facilities. The consideration paid for the assets was $1.2 million in cash, a five year note in the amount of $1.1 million, at a fixed interest rate of 7.5% and 166,667 shares of unregistered, legended CompuDyne common stock at a value of $7.50 per share, the fair market value at the date of the acquisition.CompuDyne has accounted for this acquisition using the purchase method of accounting. The operating results of CIS have been included in the Company's results of operation from the date of acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair market values. Balances for CIS included in the accompanying balance sheet at December 31, 1999 reflect the preliminary allocation of the purchase price and further refinement may be made based on the completion of final studies.

In conjunction with this acquisition the following was recorded (in thousands):
              Fair value of assets acquired       $   6,399
              Fair value of stock issued             (1,250)
              Cash                                   (1,170)
                                                  ---------
              Liabilities assumed                 $   3,979
                                                  =========
Acquisition of Norment Industries, Inc. and Norshield Corporation ------------------------------------------------------------------ On December
3, 1998, (effective November 28, 1998), CompuDyne entered into and consummated a Stock Purchase Agreement by and between Apogee Enterprises, Inc., ("the seller") and CompuDyne, ("the purchaser") to purchase all of the capital stock of Norment Industries, Inc., ("Norment") and Norshield Corporation, ("Norshield") from the seller, effective November 28, 1998. Norment and Norshield, headquartered in Montgomery, Alabama operate a number of separate businesses which collectively are engaged in the design, manufacture, installation and distribution of locks, bullet resistant glass, metal window surrounds, electronic control systems and similar products that are integrated into detention security systems under the names Norment Industries, Norshield, SESCO, EMSS, Airteq and Trentech. The consideration paid to the seller for the stock of Norment and Norshield was $22.5 million. CompuDyne has accounted for the acquisition of Norment and Norshield using the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The accompanying financial statements include the operations of Norment and Norshield for the period from November 28, 1998, the effective date of acquisition.
In conjunction with the acquisition the following was recorded:

                         Fair value of assets acquired      $  32,283
                         Cash paid for capital stock          (23,880)
                                                            ---------
                         Liabilities assumed                $   8,403
                                                            =========
Following are the Company's unaudited pro forma results for 1999 and 1998 assuming the acquisitions of Norment, CIS and Ackley Dornbach and the disposition of MicroAssembly had all occurred on January 1, 1998.

  (in thousands except for per share data)

                                           1999               1998
                                       ----------         ----------
     Revenue                           $  115,471         $  112,977
     Net income                        $    2,440         $    1,725
     Earnings per share
     Basic                                    .47                .33
     Diluted                                  .42                .30

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions and disposition been in effect on January 1, 1998, or of future results of operations.

5.   ACCOUNTS RECEIVABLE
  Accounts Receivable consist of the following:
  (In thousands)                            December 31,       December 31,
                                                1999               1998
  U.S. Government Contracts:              ----------         ----------
     Billed                               $    1,433         $    1,622
     Unbilled                                  2,636                818
                                          ----------         ----------
                                               4,069              2,440
  Commercial
     Billed                                   23,598             19,756
     Unbilled                                  6,568              5,695
                                          ----------         ----------
                                              30,166             24,451
                                          ----------         ----------
  Total Accounts Receivable                   34,235             27,891
  Less Allowance for Doubtful Accounts          (402)              (440)
                                          ----------         ----------
  Net Accounts Receivable                 $   33,833         $   27,451
                                          ==========         ==========

Unbilled receivables include retainages of approximately $6.6 million and $5.2 million at December 31, 1999 and 1998, respectively.

Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 1999, 1998 and 1997 were approximately $10.9 million, $7.8 million and $9.3 million, respectively, or 10%, 24% and 47% of the Company's total net sales for the same years. The sales to the U.S. Government were in the following segments: Corrections and Federal Systems. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government by Quanta Systems including indirect expenses, are subject to audit by the Defense Contract Audit Agency, ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. Quanta Systems received final approval on their indirect rates for 1996 from DCAA on July 8, 1999. No significant payments or billings were made as a result of the approval of the 1996 rates.

6.   CONTRACTS IN PROCESS

Amounts included in the financial statements which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

                                                  December 31,
                                                 (in thousands)
                                             1999               1998
                                          -----------         ----------
Costs and estimated earnings
on uncompleted contracts                  $   302,655         $  136,447
Less customer progress payments               306,869            140,329
                                          -----------         ----------
                                          $    (4,214)        $   (3,882)
Included in the statements of             ===========         ==========
financial position:
Costs and estimated earnings in excess of
billings on uncompleted contracts         $     5,284         $    2,610
Billings in excess of contract costs on
uncompleted contracts                          (9,498)            (6,492)
                                          -----------         ----------
                                          $    (4,214)        $   (3,882)
                                          ===========         ==========

7.   NOTES PAYABLE RELATED PARTIES

CompuDyne entered into a subordinated note agreement on April 29, 1995 with Alan Markowitz, a Director, for $100 thousand. The agreement called for CompuDyne to pay $5,000 quarterly plus accrued interest for the quarter at a rate of Prime plus 1%. Amounts outstanding at December 31, 1999 and 1998 were $0 and $35 thousand respectively. Interest expense pertaining to the notes for 1999, 1998 and 1997 was $4, $5 and $6 thousand, respectively. At December 31, 1999 this liability was paid.

8.   LONG-TERM DEBT
                                                       December 31,
Term note, interest at LIBOR                          (in thousands)
(6.18% at December 31, 1999)
plus a fixed credit spread of
2.0%, collateralized by virtually                     1999            1998
all of the Company's assets,                     ---------------------------
due in quarterly installments which              $   7,375       $  11,500
began on June 30, 1999. (see the
rate swap agreement in Note 9)

Subordinated fixed term 5 year note; interest at
7.5% payable in annual installments
including principal.                                 1,138               -

Industrial development bond, interest
payable quarterly at a variable rate
of 3.2% to 5.7% (5,7% at December 31, 1999)
Principal payable in quarterly installments
of $35,000.  The bond is collateralized by a
$2.1 million letter of credit and a bond
guarantee agreement.                                 2,100               -

Subordinated note, interest at a fixed
rate of 13.15% collateralizedby virtually all
of the Company's assets, subordinated to the term
note, due in quarterly installments beginning
March 31, 2004.                                      9,000           9,000
                                                  --------         -------
     Total long-term debt                           19,613          20,500
     Less amount due within one year                 2,243           1,125
                                                ----------       ---------
                                                $   17,370       $  19,375
                                                ==========       =========

Maturities of long term debt

  Year Ending December 31,            Amount
  ------------------------          --------
           2000                        2,243
           2001                        2,743
           2002                        2,867
           2003                          992
           2004                        2,368
           Thereafter                  8,400
                                    --------
                                    $ 19,613
                                    ========

The term note and subordinated note agreements contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, and maximum permitted capital expenditures, and a restriction against paying dividends.

At December 31, 1999, the Company had a $6.5 million secured working capital line of credit which allowed borrowings against eligible accounts receivable. Of this line, $2.1 million was used for a letter of credit to secure the Industrial Revenue Bond used for the expansion of the Norment/Norshield operations.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximates fair value.
      Long-Term Debt - The carrying amounts reported in the balance sheet approximate fair value as the amounts are at rates and terms available to the Company at December 31, 1999 and 1998 for borrowings for similar transactions.
      Rate Swap Agreement - The Company entered into an interest rate swap agreement on December 15, 1999 to limit the effect of increases in the interest rates on the floating rate of the term note. The differential is accrued as interest rates change and is recorded in interest expense. The effect of this agreement is to limit the interest rate exposure to 7.55% on $6.75 million of the Company's term loan. The fair value as of December 31 ,1999 and 1998 as estimated by dealers was a favorable $202 thousand and $3 thousand, respectively.
      Foreign Exchange Contract - The Company entered into a foreign exchange contract in December 1998 and estimates its fair value to approximate its cost at December 31, 1999 and 1998


10.  INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 1999, 1998, and 1997 are as follows:

  (in thousands)       1999              1998                1997
                   --------          --------             --------
  Current          $    889          $    333             $    31
  Deferred              700                30                (189)
                   --------          --------             --------
                   $  1,589          $    363             $  (158)
                   ========          ========             ========

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 1999 and 1998 are summarized as follows:

                                                     December 31,
                                                     -----------
                                               1999              1998
  Assets:                                   --------          --------
     Accrued expenses and deferred
     compensation                           $    123          $   116
     Tax operating loss carryforward          10,083           10,151
     Tax credit carry-forward                    459              459
     Book reserves in excess of tax              797              304
     Accrued pension liability                   312              186
                                            --------          -------
     Total deferred assets                    11,774           11,216
  Valuation allowance                        (11,063)         (11,063)
                                            --------          -------
    Net deferred assets                     $    711          $   153
  Net deferred liabilities:
     Tax depreciation in excess of
     book depreciation                          (143)             (65)
                                            --------          -------
                                            $    568          $    88
                                            ========          =======

The Company established a valuation allowance in accordance with FASB No.109. The Company continually reviews the adequacy of the valuation allowance and is recognizing these benefits only as reassessment indicates that it is more likely than not that the benefits will be realized.

The difference between the statutory tax rate and CompuDyne's effective tax rate are summarized as follows:

                                         1999        1998         1997
                                      --------    --------    --------
  Statutory federal income tax rates     34.0%       34.0%       35.0%
    State income taxes, net of
      Federal benefit                     4.0         7.0         2.9
    Change in valuation allowance          -        (14.5)      (51.2)
    Tax effect of NOL utilization        (3.3)          -       (18.6)
    Tax effect of non-deductible items    2.6         3.5         2.5
                                      --------   ---------     --------
      Tax                                37.3%       30.0%      (29.4)%
                                      ========   =========     ========

At December 31, 1999, the Company and its subsidiaries have net operating loss carry-forwards available to offset future taxable income of approximately $28 million, subject to certain severe limitations. These carry-forwards expire between 2000 and 2009. The utilization of substantially all of these tax loss carry-forwards is limited to approximately $200 thousand each year as a result of the ownership change, which occurred in 1995. The Company also has carry-forwards available for alternative minimum tax purposes, which do not differ
significantly from regular net operating loss carry-forwards.   The Company also
has research and development tax credits of approximately $459 thousand expiring between 1999 and 2003.

11. COMMON STOCK AND COMMON STOCK OPTIONS

The Company has various stock option plans. Under these plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable from 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under all plans, there were 524,898 shares of common stock reserved for future grants as of December 31, 1999. Transactions are summarized as follows:

                          Year        Weighted      Year               Year
                          ended       Average       ended              ended
                      December 31,    Exercise   December 31,      December 31,
                          1999          Price        1998              1997
                      ------------   ---------   ------------      ------------
Outstanding, Beginning
of Period
      Shares            1,085,574     $  2.93       404,150           375,050
      Price            $1.50-$4.31               $1.50-$2.81       $1.50-$2.00
    Granted
      Shares              244,302     $  6.15       694,424            54,100
      Prices           $5.19-$8.75               $2.63-$4.31       $1.69-$2.81
    Exercised
      Shares               31,150     $  2.82          -                -
      Prices           $1.63-$4.31                     -                -
    Expired or Canceled    30,700     $  5.19        13,000            25,000

Outstanding, End of Period
      Shares            1,268,026     $  3.49     1,085,574           404,150
      Prices           $2.56-$8.75               $1.50-$4.31       $1.50-$2.81
    Options Exercisable   734,774                   573,448           253,775

Exercise prices for options outstanding as of December 31, 1999 ranged from $1.50 to $8.75. The following table provides certain information with respect to stock options outstanding as of December 31, 1999:

 Range of Exercise   Number Outstanding   Weighted Average  Weighted Average
    Price           at December 31, 1999   Exercise Price       Remaining
                                                            Contractual Life
------------------  --------------------  ----------------  ----------------
   $1.50 - 2.00           336,350              $1.56               5.83
   $2.00 - 3.00           194,550              $2.59               8.27
       $3.25              297,924              $3.25               8.92
       $4.31              282,900              $4.31               8.92
   $5.19 - 8.75           156,302              $7.77               9.53
                    --------------------
                        1,268,026
                    ====================

The following table provides certain information with respect to stock options exercisable at December 31, 1999:



 Range of Exercise   Number Outstanding    Weighted Average  Weighted Average
     Price          at December 31, 1999    Exercise Price      Remaining
                                                             Contractual Life
------------------  -------------------   -----------------  ----------------
   $1.50 - 2.00           287,825             $1.55                5.71
   $2.00 - 3.00            99,725             $2.58                8.29
       3.25               297,924             $3.25                8.92
      $4.31                49,300             $4.31                8.92
                    -------------------
                          734,774
                    ===================
As permitted under SFAS No. 123, the Company continues to account for its employee stock-based compensation plans and options granted under APB No. 25. No compensation expense has been recognized in connection with options, as all significant options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company has provided below the additional disclosures specified in SFAS No. 123 for 1999 and 1998.  For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.00%, expected life of 10 years, dividend rate of zero percent and expected volatility of 109%.  Using these assumptions, the fair value of the stock options granted in 1999, 1998 and 1997 is $1,200,000, $2,700,000 and $0,
respectively, which would be amortized as compensation expense over the vesting period of the options.  Had compensation expense been determined consistent with
SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:

 (In thousands except per share data)    1999       1998        1997
                                       --------   --------   ---------
  Net Income:
     As reported                       $  2,670   $    847    $    696
     Pro forma                         $  2,328   $    778    $    696
  Earnings per share:
  As reported                          $   0.51   $   0.20    $   0.23
     Pro forma                         $   0.45   $   0.18    $   0.23

The resulting pro forma compensation cost may not be representative of that expected in future years.

12.  EMPLOYEE BENEFIT PLANS

The Company has established a non-qualified Employee Stock Purchase Plan in October, 1999, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock. The Company matches at a rate of 15% of the employee purchase at the market value of the common stock for the monthly purchase period. The Company bought and distributed 4,466 shares of common stock during fiscal 1999 pursuant to this plan at an average price of $8.6317 per share.

The Company has a 401(k) retirement savings plan covering all employees. All employees are eligible to participate in the plan after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. CompuDyne currently matches 30% of employee contributions up to a maximum of 6% of annual earnings for all Norment/Norshield employees enrolled in the plan. CompuDyne currently matches employee contributions up to the first 2.5% contributed for all other employees enrolled in the plan. Expense for matching contributions to the Plan was $245 thousand, $128 thousand and $114 thousand for 1999, 1998, and 1997, respectively.

The Company established a money purchase pension plan covering salaried Norment/Norshield employees. All salaried Norment/Norshield employees are eligible to participate in the plan after one year of service. The Company makes annual contributions of 3% of annual compensation for employees with less than 10 years of service, 4% for 10 to 20 years of service and 5% for 20 years or more of service. Expense related to this plan was $246 thousand in 1999 and $24 thousand in 1998.

13.  COMMITMENTS AND CONTINGENT LIABILITIES

The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution, manufacturing and storage facilities.

As of December 31, 1999, future minimum rental payments required under operating leases that have initial or remaining noncancellable terms in excess of one year are as follows (in thousands):

       Year Ending December 31,
                     Total
                  --------
       2000       $   695
       2001           598
       2002           516
       2003           324
       2004           268
                  -------
                  $ 2,401
                  =======

Rental expense was $1.1 million, $542 thousand and $452 thousand in 1999, 1998, and 1997, respectively.

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

                                                     December 31,
                                                     1999      1998
                                                   --------  --------
     Reconciliation of Benefit Obligation             (in thousands)

       Beginning balance                           $  808    $  801
         Interest cost                                 52        53
         Change in assumptions
            December 31                               (10)       16
            Actuarial gain/loss                         8        16
         Benefits paid                                (81)      (78)
                                                   -------   ------
       Ending balance                              $  777    $  808
                                                   =======   ======
     Reconciliation of Fair Value of Plan Assets

       Beginning balance                           $  328    $  314
         Return on assets                              (3)       14
         Contributions by CompuDyne                    79        92
         Benefits paid                                (87)      (91)
                                                   ------    ------
       Ending balance                              $  317    $  329
                                                   ======    ======
     Funded Status of Plan                         $  460    $  479
                                                   ======    ======
     Net Periodic Cost Recognized

       Service cost                                $    6    $   13
       Interest cost                                   52        53
       Expected return on assets                        3       (24)
       Recognized gains or losses                       -         -
        Amortization of unrecognized
        net transition (asset) or obligation           14        29
                                                   ------    -------
       Ending balance                              $   75    $   71
                                                   ======    =======
     Assumptions on Weighted Average Basis

       Assumed discount rate                  7.0% - 6.5%   7.0% - 6.5%
       Expected long term rate of
        return on assets                          8.0%          8.0%

In February 2000, the Company purchased an annuity contract to cover the plan's vested benefits. The purchase of the annuity is irrevocable and relieves the Company of primary responsibility for pension plan obligations and eliminates significant risks related to the obligation and the assets used to effect settlements. The annuity contract cost $848 thousand and the net pension plan obligation was $808 thousand at the time the annuity was purchased.

15.  OPERATING SEGMENT INFORMATION

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

During 1999, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change.
Accordingly, the Company has restated the corresponding items of segment information for earlier periods.

The following segment information includes operating information for CompuDyne's three operating segments, Corrections, Attack Protection, Federal Systems in addition to Corporate activities for the three years ended December 31, 1999, 1998 and 1997. Also included is operating information from MicroAssembly's
Stick-Screw product sales during the period from January 1, 1999 to May 31, 1999
(date of disposal) and years ended December 31, 1998 and 1997, Norment
(Corrections segment) and Norshield (Attack Protection segment), are included since their date of acquisition, November 28, 1998 Ackley Dornbach, Inc.
(Corrections segment) and since its date of acquisition, November 12, 1999, and CorrLogic (Corrections segment) since its date of acquisition, April 30, 1999.



                            Revenues                       Gross Profit
                           ----------                      ------------
(in thousands)       1999       1998      1997      1999      1998      1997
                 --------   --------  --------  --------  --------  --------
Corrections      $ 82,498   $ 16,321  $  6,217  $ 16,112  $  3,385  $  1,084
Attack Protection  15,124      1,289         -     3,277       313         -
Federal Systems    13,154     12,535    12,031     1,814     1,892     1,637
MicroAssembly         670      1,771     1,768       152       462       558
CompuDyne Corporate     -          -         -         -         -         -
                 --------   --------  --------  --------  --------  --------
                 $111,446   $ 31,916  $ 20,016  $ 21,355  $  6,052  $  3,279
                 ========   ========  ========  ========  ========  ========

                    Total Assets, at Year End       Operating Income/(Loss)
                    -------------------------   ----------------------------
                     1999       1998      1997      1999      1998      1997
                 --------   --------  --------  --------  --------  --------
Corrections      $ 38,346   $ 32,415  $  2,229  $  4,903  $  1,097  $   (65)
Attack Protection  10,914      8,623         -     1,507        34        -
Federal Systems     4,491      2,197     3,609     1,016       920      782
MicroAssembly           -      1,224     1,286         4        50      208
CompuDyne Corporate 3,696       (889)      474    (1,386)     (633)    (345)
                 --------  ---------  --------  --------  --------  -------
                 $ 57,447  $  43,570  $  7,598  $  6,044  $  1,468  $   580
                 ========  =========  ========  ========  ========  ========

                      Capital Expenditures              Depreciation
                       --------------------             ------------
                     1999       1998      1997      1999      1998     1997
                 --------   --------  --------  --------  --------  -------
Corrections       $ 1,491   $    102  $     55  $    869  $     90  $     -
Attack Protection   1,957         65         -       219        23       11
Federal Systems        84        208       133        90        79       39
MicroAssembly          21         57         7        31        71       80
CompuDyne Corporate    20          -         -         2         -        -
                 --------   --------  --------  --------  --------  --------
                  $ 3,573   $    432   $   195  $  1,211   $   263  $   130
                 ========   ========  ========  ========  ========  ========

16.  FOREIGN CURRENCY AND EXCHANGE CONTRACT

The Company had a long-term contract in South Africa which required payments to the Company in South African rand. The Company had entered into a foreign exchange contract to hedge its risk in converting rands into U.S. dollars. The foreign currency exchange contract entered into expires on April 18, 2000 and required the Company to convert approximately 15,600,000 rand to U.S. dollars at
rates ranging from 5.9 to 7.0.   Gains and losses from foreign currency
transactions, such as those resulting from the settlement of foreign receivables and payables, are included in the consolidated statement of operations. As most of this contract was completed during 1999, no significant exchange risk exists at December 31, 1999.









                                   SCHEDULE II

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1999, 1998, and 1997
                                  ($ Thousands)
                                                                       Balance
                          Balance at             Charged to            at End
                          Beginning  Norment     Costs and               of
Description               of Period  Acquisition  Expenses   Deduction Period
----------                ---------- ----------- ----------  --------- --------
Year Ended December 31, 1999
 Reserve and allowances
 deducted from asset accounts:
 Obsolescence reserve
 for inventory            $    615   $         -  $       -  $     (5) $   610
 Reserve for accounts
 receivable                    440             -          -       (38)     402
Year Ended December 31, 1998
 Reserve and allowances deducted
 from asset accounts:
 Obsolescence reserve for
 inventory                $    313   $       263  $      39  $      -  $   615
 Reserve for accounts
 receivable                    300            92        236      (188)     440

Year Ended December 31, 1997
 Reserve and allowances deducted
 from asset accounts:
 Obsolescence reserve for
 inventory                $    299    $        -  $      14 $       -  $   313
 Reserve for accounts
 receivable                    538             -         60      (298)     300

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

/s/ Martin A. Roenigk  Director, Chairman,  /s/ David W. Clark, Jr. Director
---------------------  President, Chief     -----------------------
Martin A. Roenigk      Executive Officer        David W. Clark, Jr.


/s/ Millard H. Pryor, Jr.  Director        /s/ Alan Markowitz Director
-------------------------                  ------------------
Millard H. Pryor, Jr.                          Alan Markowitz


/s/ Miles P. Jennings, Jr. Director       /s/ Philip M. Blackmon  Director and
--------------------------                ----------------------  Executive
 Miles P. Jennings                            Philip M. Blackmon  Vice-President


/s/ David M. Jones Director               /s/ William C. Rock Chief Financial
------------------                        ------------------- Officer and
    David M. Jones                            William C. Rock Principle
                                                              Accounting Officer

                                    EXHIBIT I

                         SUBSIDIARIES OF THE REGISTRANT


                                                              Percentage
                                                              of voting
                                                              securities
                               Incorporated                   owned by
                                under the                     immediate
Name                             laws of     Parent           parent
-----                          ------------   ------          -----------
CompuDyne Corporation *        Nevada        Registrant
SYSCO Security Systems, Inc.*  Nevada        CompuDyne Corp.   100%
CompuDyne Corp. of Maryland *  Maryland      CompuDyne Corp.   100%
Quanta Systems Corporation *   Connecticut   CompuDyne Corp.   100%
CompuDyne, Inc.**              Delaware      CompuDyne Corp.   100%
4 Focus, Inc.                  Connecticut   CompuDyne Corp.   100%
Quanta SecurSystems, Inc.      Maryland      CompuDyne Corp.   100%
Norment Industries, Inc.       Delaware      CompuDyne Corp.   100%
Norshield Corporation          Alabama       CompuDyne Corp.   100%
Norment Industries S.A.
(Pty) Ltd.                     South Africa  Norment           100%

                         ___________________


 Note:* All subsidiaries of the Registrant as of December 31, 1998, are
         included in the consolidated financial statements of     the
         Registrant.
      ** CompuDyne, Inc. filed for petition in bankruptcy on December 31, 1991.








