Form 10-Q
period 2000-03-31
COMPUDYNE CORP
filed 2000-05-12
CIK 22912

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q



  [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended MARCH 31, 2000
                                    OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


    For the transition period from _________________ to ________________


                    Commission File Number  0-29798


                           CompuDyne Corporation
         (Exact name of registrant as specified in its charter)


              Nevada                             23-1408659
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)


                7249 National Drive, Hanover, Maryland 21076
                  (Address of principal executive offices)

  Registrant's telephone number, including area code:  (410) 712-0275

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                                      NO____

As of May 3, 2000, a total of 5,345,669  shares of Common Stock,
$.75 par value, were outstanding.




Page Two

                COMPUDYNE CORPORATION AND SUBSIDIARIES

                                 INDEX


                                                               Page No.

Part I.  Financial Information

  Item 1. Financial Statements

   Consolidated Balance Sheets - March 31, 2000  (unaudited)
   and December 31, 1999                                         3-4

   Consolidated Statements of Operations (unaudited) -
   Three Months Ended March 31, 2000 and 1999                      5

   Consolidated Statements of Cash Flows (unaudited) -
   Three Months Ended March 31, 2000 and 1999                      6

   Notes to Consolidated Financial Statements                    7-8

  Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 9-10

  Item 3. Quantitative and Qualitative Disclosures
  About Market Risks                                              11

Part II.  Other Information                                       12

   Signature                                                      13







Page Three

                COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                         (dollars in thousands)


                                          March 31,       December 31,
                                            2000             1999
                                         (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents              $    -         $      701
  Accounts receivable, net                 34,012           33,833
  Costs in excess of billings               5,146            5,284

Inventories:
  Work in process                           2,687              705
  Raw materials and supplies                3,051            3,933
     Total inventories                      5,738            4,638

  Deferred tax asset                          412              331
Prepaid expenses and other current assets     471              506
    Total Current Assets                   45,779           45,293

Property, plant and equipment, at cost      7,740            7,613
  Less:  accumulated depreciation
          and amortization                  1,609            1,262
  Net property, plant and equipment         6,131            6,351

Capitalized software, net                   2,565            2,235
Deferred tax asset                            443              237
Goodwill, net                                 844              852
Other intangible assets, net                2,358            2,385
Other assets, net                              93               94
Total other assets                          6,303            5,803
  Total Assets                          $  58,213         $ 57,447


             See Notes to Consolidated Financial Statements







Page Four

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                         (dollars in thousands)


                                          March 31,     December 31,
                                            2000          1999
                                         (Unaudited)
LIABILITIES

Current Liabilities:
   Accounts payable                      $  12,678        $ 11,827
   Accrued payroll expense                   2,098           3,040
   Accrued interest                             90              74
   Other accrued expenses                    1,106           1,319
   Billings in excess of
    contract costs incurred                  9,452           9,498
   Deferred losses/revenue on
    acquired contracts                         565             859
   Line of credit borrowings                 1,500              -
   Current portion of term loan              2,368           2,243
   Total Current Liabilities                29,857          28,860

Term loan                                    4,975           5,500
Subordinated notes                           9,910           9,910
Industrial revenue bond                      1,960           1,960
Warranty reserves                              497             532
Long- term pension liability                    -              489
Other liabilities                              192             166
   Total Liabilities                        47,391          47,417


SHAREHOLDERS' EQUITY

Common stock, par value $.75 per share:
 10,000,000 shares authorized;
 5,451,666 shares at March 31, 2000 and
 5,412,866 shares at December 31, 1999       4,089           4,060
Other capital                               11,803          11,734
Treasury shares, at cost; 105,997 shares
at March 31, 2000 and 88,655 shares at
December 31, 1999                             (346)           (207)
Receivable from management                      -              (30)
Accumulated deficit                         (4,724)         (5,527)
  Total Shareholders' Equity                10,822          10,030
Total Liabilities and
 Shareholders' Equity                    $  58,213       $  57,447


             See Notes to Consolidated Financial Statements







Page Five

                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                 Three Months Ended
                                                      March 31,
                                                  2000         1999
                                               (Unaudited)  (Unaudited)

Net sales                                     $    30,561  $    21,987
Cost of sales                                      24,609       17,676
  Gross margin                                      5,952        4,311

Selling, general and administrative expenses        4,166        3,092
Research and development                               39           40
  Operating income                                  1,747        1,179

Other (income) expense
  Interest expense                                    499          549
  Other income                                        (68)         (45)
    Total other (income) expense, net                 431          504

Income before income tax provision                  1,316          675

Income tax provision                                  513          265
  Net income                                  $       803  $       410

Basic earnings per share                      $       .15  $       .08

Weighted average number of
 common shares outstanding                          5,333        5,121

Diluted earnings per share                    $       .13  $       .07

Weighted average number of
 common shares and equivalents                      6,051        5,711


                 See Notes to Consolidated Financial Statements







Page Six
                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                  Three Months Ended
                                                        March 31,
                                                   2000         1999
                                                (Unaudited)  (Unaudited)

Cash flows from operating activities:

Net income                                      $     803    $      410

Adjustments to reconcile net income to
net cash used in operations:
  Depreciation and amortization                       494           249
  Deferred income taxes                              (287)           -
  Other, net                                          (15)           -
Changes in assets and liabilities:
  Accounts receivable                                (179)        1,188
  Costs in excess of billings                         138            32
  Inventories                                      (1,100)         (125)
  Prepaid expenses                                    (83)          (85)
  Other assets                                         24            13
  Accounts payable                                    851        (1,976)
  Accrued liabilities                              (1,429)         (353)
  Accrued income taxes                                291          (281)
  Billings in excess of costs                         (46)         (186)
  Other liabilities                                (1,223)          (25)
Net cash flows used in operations                  (1,761)       (1,139)

Cash flows from investing activities:
  Additions to intangibles                            (12)           -
  Additions to property, plant and equipment         (127)         (379)
Net cash flows used in investing activities          (139)         (379)

Cash flows from financing activities:
  Sale of common stock                                 99            -
  Borrowings on line of credit                      1,500            -
  Repayment of long-term debt                        (400)           -
  Repayment of related party debt                      -            (10)
Net cash provided by (used in) financing activities 1,199           (10)

Net decrease in cash                                 (701)       (1,528)
Cash and cash equivalents at beginning of period      701         1,528
Cash and cash equivalents at end of period        $    -        $    -

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
     Interest                                     $   482       $   516
     Income taxes                                 $   223       $   308

                 See Notes to Consolidated Financial Statements





Page Seven

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1999.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:


(dollars in thousands)                 March 31,     December 31,
                                         2000           1999

U.S. Government Contracts:
    Billed                           $     1,519     $    1,433
    Unbilled                                 906          2,636
                                           2,425          4,069
Commercial
    Billed                                25,610         23,598
    Unbilled                               6,350          6,568
                                          31,960         30,166

Total Accounts Receivable                 34,385         34,235

Less Allowance for Doubtful Accounts        (373)          (402)
Net Accounts Receivable              $    34,012     $   33,833


Page Eight

3.    COMMON STOCK AND COMMON STOCK OPTIONS

On January 24, 2000 the Compensation and Stock Options Committee
("Committee") granted options to purchase 2,500 shares of common stock to non-employee directors at a price of $8.47 per share, the then current market price.

On January 13, 2000 the Committee granted options to purchase 10,000 shares of CompuDyne common stock to a key employee of Norment Security Group at a price of $8.09 per share, the then current market price.


4.    NET INCOME PER SHARE

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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:

                                                               Per Share
                                      Income        Shares      Amount
                                     (dollars
                                       in
                                     thousands)

Basic net income
per common share for the
three months ended March 31, 2000:
Income available to
common stockholders                 $     803      5,332,677   $   .15
Effect of dilutive stock options                     717,829
 Diluted net income per common share
 for the three months ended
 March 31, 2000                     $     803      6,050,506   $   .13

Basic net income per common share
for the three months ended
March 31, 1999:
Income available to
 common stockholders               $      410      5,122,049   $   .08
Effect of dilutive stock options                     589,474
Diluted net income per common share
 for the three months ended
 March 31, 1999                    $      410      5,711,523   $   .07




Page Nine

                 COMPUDYNE CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the Company were $30.6 million for the first quarter of 2000, an increase of $8.6 million from $22 million for the first quarter of 1999. Sales in the Corrections group were $22.5 million, up $6.7 million from $15.8 million in 1999. This increase is primarily a result of increased revenues for the Norment Security Group, completing new work from the backlog accumulated in 1999. CorrLogic, Inc. had incremental sales of $993 thousand, since it was acquired April 30, 1999. Net sales for the Attack Protection group were $5.6 million in the first quarter of 2000, an increase of $2.4 million from the $3.2 million for the same period in 1999. Net sales for the Federal Systems group were down $122 thousand to $2.4 million in the first quarter of 2000, from $2.5 million in the same period in 1999. MicroAssembly Systems, Inc. ("MicroAssembly") which had net sales of $400 in the first quarter of 1999, was sold on May 28, 1999.

CompuDyne's gross margin increased $1.7 million in the first quarter of 2000 to $6.0 million, up from $4.3 million in the first quarter of 1999. The Corrections group increased $1.2 million to $4.3 million for the first quarter in 2000 from $3.1 million for the first quarter of 1999. This increase was primarily a result of the increased net sales of the Norment Security Group. Gross margin for the Federal Systems group increased by $66 thousand from $310 thousand in the first quarter of 1999 to $376 thousand in the first quarter of 2000. The Attack Protection group increased $520 thousand to $1.3 million for the first quarter in
2000 from  $770 thousand for the first quarter of 1999.   MicroAssembly,
which had a gross margin of $131 thousand in the first quarter of 1999, was sold on May 28, 1999.

CompuDyne's selling, general and administrative expenses increased $1.1 million to $4.2 million for the first quarter of 2000 from $3.1 million for the same period in 1999. The Corrections group was $3.1 million for the first quarter of 2000, up $1.1 million from $2.0 million for the first quarter of 1999. This increase is primarily due to the addition of CorrLogic, Inc. on April 30, 1999. The Attack Protection group decreased selling, general and administrative expenses by $17 thousand to $487 thousand for the first quarter of 2000, from $504 thousand for the same period in 1999. The Federal Systems group selling, general and administrative expenses were $182 thousand in the first quarter of 2000, up $39 thousand from $143 thousand in the first quarter of 1999. CompuDyne corporate selling, general and administrative expenses were up $81 thousand from $302 thousand in the first quarter of 1999 to $383 thousand for the first quarter of 2000. This increase is primarily attributable to costs associated with the purchase of an annuity to relieve CompuDyne of the liability for the Kolux pension plan obligation. MicroAssembly, which had selling, general and administrative expenses of $88 thousand in the first quarter of 1999, was sold on May 28, 1999.



Page Ten

Research and development costs remained constant at $39 thousand for the first quarter of 2000 as well as the first quarter of 1999. All research and development costs for both periods were spent in the Federal Systems group for improvements to the current product line of Data Control Systems, a division of Quanta Systems Corporation.

Interest expense was $499 thousand in the first quarter of 2000, down $50 thousand from $549 thousand in the first quarter of 1999. This is attributable to principal prepayments made during the third quarter of 1999.

Net income for the first quarter of 2000 for CompuDyne was $803 thousand, up $393 thousand from $410 thousand in the first quarter of 1999. Net income for the Corrections group increased $48 thousand to $337 thousand for the first quarter of 2000 from $289 thousand for the first quarter of 1999. Net income for the Attack Protection group was $401 thousand for the first quarter 2000, up $309 thousand from $92 thousand for the same period in 1999. The Federal Systems group net income increased $34 thousand to $49 thousand in the first quarter 2000, from $15 thousand for the first quarter of 1999. MicroAssembly's contribution to net income went down by $16 thousand, since it was sold on May 28, 1999. The unallocated Head Office net income for the first quarter of 2000 was $15 thousand, up $18 thousand from the ($3) thousand for the first quarter of 1999.

The Company had a backlog at the end of the first quarter of 2000 of $115 million, up $22 million from $93 million at the end of the first quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $1.8 million in the first quarter of 2000, up $622 thousand from $1.1 million used in operations in the first quarter of 1999. The primary uses of cash include a decrease in accruals of $1.4 million, an increase in inventories of $1.1 million and property and equipment purchases of $127 thousand. The primary source of cash to fund operations, investing activities and principal repayments of debt was a $1.5 million borrowing against the revolving credit line at LaSalle National Bank, NA.


YEAR 2000 COMPLIANCE

Subsequent to December 31, 1999 and to date, the Company has not had any adverse effects to its systems or operations resulting from the Year 2000 issues. As a result, there has been no need to implement any Year 2000 contingency plans.




Page Eleven

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
CompuDyne used fixed and variable rate notes payable to finance its acquisition of Norment/Norshield. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's loan from LaSalle National Bank.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2000.
To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2000.

Financial Instruments by Expected Maturity Date

Year Ending December 31       2000        2001        2002       2003
Notes Payable:
 Variable rate ($)         $1,500,000  $2,375,000  $2,500,000  $ 600,000
 Average interest rate         7.79%      7.85%       7.90%      7.96%
 Fixed rate ($)            $    -      $   -       $   -       $  -
 Average interest rate


Year Ending December 31      Thereafter         Total        Fair Value
Notes Payable:
 Variable rate ($)         $    -             $ 6,975,000   $ 6,975,000
 Average Interest Rate
   Fixed rate ($)          $ 9,000,000        $ 9,000,000   $ 9,000,000
   Average Interest Rate      13.15%             13.15%         13.15%


Year Ending December 31       2000          2001       2002   Thereafter
Interest Rate Swaps:
 Variable to Fixed ($)     $ 6,750,000   $ 5,475,000   $ -       $  -
 Average pay rate              7.55%        7.55%
 Average receive rate          8.0 %        8.0 %


The Company used a foreign exchange contract to partially hedge their exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract has been completed, no significant exchange risk exists as of March 31, 2000.



Page Twelve

                         PART II - OTHER INFORMATION



Item 6 - Exhibits and Reports on Form 8-K
 (27) Financial Data Schedule




Page Thirteen

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUDYNE CORPORATION



Date: May , 2000                       /s/ William C. Rock
                                       William C. Rock
                                       Chief Financial Officer