Form 10-Q
period 2000-06-30
COMPUDYNE CORP
filed 2000-08-11
CIK 22912

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                           FORM 10-Q


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended JUNE 30, 2000
                              OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from _______ to _______

                Commission File Number  0-29798


                     CompuDyne Corporation
     (Exact name of registrant as specified in its charter)


          Nevada                            23-1408659
(State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)       Identification No.)


           7249 National Drive, Hanover, Maryland 21076
             (Address of principal executive offices)

Registrant's telephone number, including area code:  (410) 712-0275

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                                      NO_____

As of August 1, 2000, a total of 5,464,466 shares of Common Stock, $.75 par value, were outstanding.




Page Two

               COMPUDYNE CORPORATION AND SUBSIDIARIES

                              INDEX



                                                               Page No.

Part I.  Financial Information

 Item 1. Financial Statements

 Consolidated Balance Sheets   June 30, 2000  (unaudited)
  and December 31, 1999                                           3-4

 Consolidated Statements of Operations (unaudited) -
  Three Months and Six Months Ended June 30, 2000 and 1999          5

 Consolidated Statements of Cash Flows (unaudited) -
  Six Months Ended June 30, 2000 and 1999                           6

 Notes to Consolidated Financial Statements                      7-10

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations          11-14

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risks                                        15

Part II.  Other Information                                        16

   Signature                                                       17










Page Three

                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (dollars in thousands)

                                                June 30,    December 31,
                                                  2000          1999
                                               (Unaudited)

ASSETS

Current Assets:
  Cash and cash equivalents                     $    -        $    701
  Accounts receivable, net                        33,054        33,833
  Costs in excess of billings                      4,393         5,284

Inventories:
  Work in process                                  1,770           705
  Raw materials and supplies                       4,002         3,933
                                                  ------        ------
   Total inventories                               5,772         4,638

Deferred tax asset                                   412           331
Prepaid expenses and other current assets            602           506
                                                    ----          ----
   Total Current Assets                           44,233        45,293

Property, plant and equipment, at cost             7,918         7,613
  Less:  accumulated depreciation and amortization 1,923         1,262
                                                   -----         -----
  Net property, plant and equipment                5,995         6,351
                                                   -----         -----

Capitalized software, net                          2,222         2,235
Deferred tax asset                                    93           237
Goodwill, net                                        835           852
Other intangible assets, net                       2,330         2,385
Other assets, net                                     91            94
                                                   -----         -----
Total other assets                                 5,571         5,803
                                                   -----         -----
  Total Assets                                 $  55,799      $ 57,447
                                                  ======        ======



               See Notes to Consolidated Financial Statements



Page Four


                    LIABILITIES AND SHAREHOLDERS' EQUITY
                        (dollars in thousands)

                                                  June 30,   December 31,
                                                    2000         1999
                                                 (Unaudited)
LIABILITIES

Current Liabilities:
  Accounts payable                               $  12,426      $ 11,827
  Accrued payroll expense                            2,107         3,040
  Accrued interest                                      34            74
  Other accrued expenses                             1,100         1,319
  Billings in excess of contract costs incurred      9,563         9,498
  Deferred losses/revenue on acquired contracts        -             859
  Current portion of term loan                       2,436         2,243
                                                    ------        ------
  Total Current Liabilities                         27,666        28,860

Term loan                                            4,350         5,500
Subordinated notes                                   9,512         9,910
Industrial revenue bond                              1,960         1,960
Warranty reserves                                      455           532
Long- term pension liability                           -             489
Other liabilities                                      181           166
                                                    ------        ------
  Total Liabilities                                 44,124        47,417

SHAREHOLDERS' EQUITY

Common stock, par value $.75 per share:
  10,000,000 shares authorized; 5,464,466 shares
  issued at June 30, 2000 and 5,412,866 shares
  issued at December 31, 1999                        4,098         4,060
Other capital                                       11,820        11,734
Treasury shares, at cost; 105,997 shares at
  June 30, 2000 and 88,655 shares at
  December 31, 1999                                   (346)         (207)
Receivable from management                             -             (30)
Accumulated deficit                                 (3,897)       (5,527)
                                                    -------       -------
Total Shareholders' Equity                          11,675        10,030
                                                    -------       -------
Total Liabilities and Shareholders' Equity      $   55,799      $ 57,447
                                                    =======       =======


               See Notes to Consolidated Financial Statements

Page Five

                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                 (Unaudited)

                                     Three Months Ended     Six Months Ended
                                         June 30,               June 30,
                                     2000          1999       2000      1999

Net sales                        $ 33,374      $ 27,697   $ 63,935  $ 49,684
Cost of sales                      27,222        22,620     51,831    40,296
                                   ------        ------     ------    ------
  Gross margin                      6,152         5,077     12,104     9,388

Selling, general and
administrative expenses             4,212         3,732      8,378     6,824
Research and development               50            41         89        81
                                    -----         -----      -----     -----
  Operating income                  1,890         1,304      3,637     2,483

Other (income) expense
 Interest expense                     547           554      1,046     1,103
 Other income                         (22)         (246)      ( 90)     (291)
                                    ------        ------     ------    ------
Total other (income) expense, net     525           308        956       812
                                    ------        ------     ------    ------

Income before income tax provision  1,365           996      2,681     1,671

Income tax provision                  538           381      1,051       646
                                    -----         -----      -----     -----
 Net income                       $   827       $   615   $  1,630   $ 1,025
                                  =======       =======   ========   =======

Basic earnings per share          $   .15       $   .12   $    .31   $   .20
                                  =======       =======   ========   =======
Weighted average number of
 common shares outstanding          5,341         5,176      5,341     5,176
                                  =======       =======   ========   =======

Diluted earnings per share        $   .14       $   .11   $    .27   $   .18
                                  =======       =======   ========   =======

Weighted average number of
 common shares and equivalents      6,050         5,821      6,050     5,821
                                  =======       =======   ========   =======

               See Notes to Consolidated Financial Statements

Page Six

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                           2000        1999
Cash flows from operating activities:

Net income                                             $  1,630     $ 1,025

Adjustments to reconcile net income to net cash
provided by operations:
   Depreciation and amortization                            933         657
   Deferred income taxes                                     63          -
   Gain on sale of assets                                    -         (184)
   Other, net                                               (15)         -
Changes in assets and liabilities:
   Accounts receivable                                      779        (637)
   Costs in excess of billings                              891         (43)
   Inventories                                           (1,134)       (538)
   Prepaid expenses                                        (137)         71
   Other assets                                             (51)        (22)
   Accounts payable                                         599       1,154
   Accrued liabilities                                   (1,185)       (911)
   Accrued income taxes                                      (6)        327
   Billings in excess of costs                               65          54
   Other liabilities                                     (1,866)       (189)
                                                         -------      ------
Net cash flows provided by operations                       566         764
                                                         -------      ------
Cash flows from investing activities:
   Additions to intangibles                                 (16)         -
   Additions to property, plant and equipment              (305)     (1,837)
   Sale of MicroAssembly assets                              -        1,200
   Purchase of CorrLogic                                     -       (1,186)
                                                         -------     -------
Net cash flows used in investing activities                (321)     (1,823)

Cash flows from financing activities:
  Sale of common stock                                      124           1
  Borrowings on line of credit                            4,200          -
  Repayment of line of credit                            (4,200)         -
  Repayment of long-term debt                            (1,070)         -
  Repayment of related party debt                            -          (10)
                                                         -------     -------
Net cash used in financing activities                      (946)        ( 9)
                                                         -------     -------
Net decrease in cash                                       (701)     (1,068)
Cash and cash equivalents at beginning of period            701       1,528
                                                         -------     -------

Cash and cash equivalents at end of period             $     -      $   460
                                                         =======     =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                                             $  1,075     $ 1,103
  Income taxes                                         $    707     $   305



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

New Accounting Pronouncements:

  In March 2000, the Financial Accounting Standards Board issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which clarifies the application of Opinion 25 for certain issues including:
(1) the definition of an employee for purposes of applying APB Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or reward and (4) the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of this interpretation will have a material impact on the financial position or results of operation.

  In May 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No.00-14: "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income classification for sales incentives offered voluntarily by vendors, without costs to consumers, as a result of a single exchange transaction. The Company will be required to and will adopt EITF Issue No. 00-14 in the third quarter of 2000. The Company is in the process of evaluating the potential impact of this consensus on its financial position and results of operation.


Page Eight

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB
No. 101 must be adopted by the fourth quarter of 2000. The Company is in the process of evaluating the potential impact of SAB No. 101 on its financial position and results of operations.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(dollars in thousands)                        June 30,      December 31,
                                                2000            1999

U.S. Government Contracts
  Billed                                    $   2,406        $   1,433
  Unbilled                                      1,319            2,636
                                               ------           ------
                                                3,725            4,069

Commercial
  Billed                                       23,186           23,598
  Unbilled                                      6,533            6,568
                                               ------           ------
                                               29,719           30,166
                                               ------           ------
      Total Accounts Receivable                33,444           34,235

Less: Allowance for Doubtful Accounts            (390)            (402)
                                                ------           ------
Net Accounts Receivable                     $  33,054        $  33,833
                                               ======           ======

Page Nine

3.    COMMON STOCK AND COMMON STOCK OPTIONS

On May 22, 2000, the Compensation and Stock Options Committee
("Committee") granted options to purchase 2,500 shares of common stock to non-employee directors at a price of $8.813 per share, the then current market price. On June 14, 2000, the Committee granted options to purchase 2,000 shares of common stock to non-employee directors at a price of $7.75 per share, the then current market price.

On April 4, 2000, the Committee granted options to purchase 9,408 shares of CompuDyne common stock to key employees of Quanta SecurSystems, Inc. at a price of $8.875 per share, the then current market price. On April 14, 2000, the Committee granted options to purchase 27,500 shares of CompuDyne common stock to key employees of Norment Security Group at a price of $8.50 per share, the then current market price. On June 12, 2000, the Committee granted options to purchase 12,500 shares of CompuDyne common stock to a key employee of CorrLogic, Inc. at a price of $8.00 per share, the then current market price. On June 28, 2000, the Committee granted options to purchase 25,000 shares of CompuDyne common stock to a key employee of Norment Security Group at a price of $8.688 per share, the then current market price.


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

The following is a reconciliation of the amounts used in calculating basic and diluted net income per common share:


                                                                   Per Share
                                             Income        Shares    Amount
                                    (dollars in thousands)

Basic net income per common share
for the three months ended June 30, 2000:
Income available to common stockholders     $   827       5,341,409  $ .15
Effect of dilutive stock options                            708,198
                                                          ---------  -----
Diluted net income per common share
for the three months ended June 30, 2000    $   827       6,049,607  $ .14
                                            -------       ---------  -----

Basic net income per common share
for the three months ended June 30, 1999:
Income available to common stockholders     $   615       5,176,055  $ .12
                                                                     -----
Effect of dilutive stock options                            645,357
                                                            -------
Diluted net income per common share
for the three months ended June 30, 1999    $   615       5,821,412  $ .11
                                            -------       ---------  -----


Page Ten
                                                                  Per Share
                                             Income        Shares   Amount
                                    (dollars in thousands)

Basic net income per common share for
 the six months ended June 30, 2000:
Income available to common stockholders     $  1,630      5,341,409  $ .31
                                                                     -----
Effect of dilutive stock options                            708,198
                                                          ---------
Diluted net income per common share for
 the six months ended June 30, 2000         $  1,630      6,049,607  $ .27
                                            --------      ---------  -----

Basic net income per common share for
 the six months ended June 30, 1999:
Income available to common stockholders     $  1,025      5,176,055  $ .20
                                                                     -----
Effect of dilutive stock options                            645,357
                                                          ---------
Diluted net income per common share
 for the six months ended June 30, 1999     $  1,025      5,821,412  $ .18
                                            --------      ---------  -----




Page Eleven

                COMPUDYNE CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Second Quarter 2000 and 1999 Comparison
---------------------------------------

Net sales for the Company were $33.4 million for the second quarter of 2000, an increase of $5.7 million from $27.7 million for the second quarter of 1999. Sales in the Corrections group were $24.1 million, an increase of $2.2 million from $21.9 million in 1999. This increase is primarily a result of increased revenues for the Norment Security Group, completing new work from the backlog accumulated in 1999 and incremental
sales at CorrLogic, Inc.   Net sales for the Federal Systems group
increased $1.1 million to $3.5 million in the second quarter of 2000, from $2.4 million in the same period in 1999. Net sales for the Attack Protection group were $5.8 million in the second quarter of 2000, an increase of $2.6 million from the $3.2 million for the same period in 1999. MicroAssembly Systems, Inc. ("MicroAssembly") which had net sales of $270 thousand in the second quarter of 1999, was sold on May 28, 1999.

CompuDyne's gross margin increased $1.1 million in the second quarter of 2000 to $6.2 million, an increase of $5.1 million in the second quarter of 1999. The Corrections group increased $642 thousand to $4.8 million for the second quarter of 2000 from $4.2 million for the second quarter of 1999. This increase was primarily a result of the increased net sales of the Norment Security Group. Gross margin for the Federal Systems group increased by $223 thousand from $397 thousand in the second quarter of 1999 to $620 thousand in the second quarter of 2000. The Attack Protection group increased $229 thousand to $727 thousand for the second quarter of 2000 from $498 thousand for the second quarter of 1999. MicroAssembly, which had a gross margin of $20 thousand in the second quarter of 1999, was sold on May 28, 1999.

CompuDyne's selling, general and administrative expenses increased $480 thousand to $4.2 million for the second quarter of 2000 from $3.7 million for the same period in 1999. The Corrections group was $3.0 million for the second quarter of 2000, an increase of $221 thousand from $2.8 million for the first quarter of 1999. This increase is primarily due to the addition of CorrLogic, Inc. on April 30, 1999. The Federal Systems group selling, general and administrative expenses were $224 thousand in the second quarter of 2000, an increase of $44 thousand from $180 thousand in the second quarter of 1999. The Attack Protection group increased selling, general and administrative expenses by $162 thousand to $514 thousand for the second quarter of 2000, from $352 thousand for the same period in 1999. MicroAssembly, which had selling, general and administrative expenses of $60 thousand in the second quarter of 1999, was sold on May 28, 1999. CompuDyne corporate selling, general and administrative expenses increased $113 thousand from $331 thousand in the second quarter of 1999 to $444 thousand for the second quarter of 2000. This increase is primarily attributable to costs associated with the purchase of an annuity to relieve CompuDyne of the liability for the Kolux pension plan obligation and incurring costs associated with a potential acquisition that has been abandoned.


Page Twelve

Research and development costs increased to $50 thousand for the second quarter of 2000, an increase of $9 thousand from $41 thousand in the same period of 1999. All research and development costs for both periods were spent in the Federal Systems group for improvements to the current product line of Data Control Systems, a division of Quanta Systems Corporation.

Interest expense was $547 thousand in the second quarter of 2000, a decrease of $7 thousand from $554 thousand in the second quarter of 1999. This is attributable to principal prepayments made during the third quarter of 1999.

Net income for the second quarter of 2000 for CompuDyne was $827 thousand, an increase of $212 thousand from $615 thousand in the second quarter of 1999. Net income for the Corrections group increased $242 thousand to $713 thousand for the second quarter of 2000 from $471 thousand for the second quarter of 1999. CorrLogic, a unit within the Corrections group, has had the major portion of its operating expenses charged against a reserve established at the time of its acquisition for anticipated losses to be incurred on acquired contracts. This amounted to $366 thousand, net of tax benefit, during the second quarter of 2000 and at June 30, 2000, the reserve was fully utilized. Favorable operating results going forward from this unit is dependent on its ability to successfully compete for and win profitable contracts. The Federal Systems group net income increased $84 thousand to $136 thousand in the second quarter of 2000, from $52 thousand for the second quarter of 1999. Net income for the Attack Protection group was $39 thousand for the second quarter 2000, an increase of $21 thousand from $18 thousand for the same period in 1999. MicroAssembly's contribution to net income went down by $84 thousand, since it was sold on May 28, 1999. The unallocated corporate office costs for the second quarter increased $51 thousand to $61thousand in the second quarter of 2000, from $10 thousand for the second quarter of 1999.

The Company had a backlog at the end of the second quarter of 2000 of $116 million, an increase of $11 million from $105 million at the end of the second quarter of 1999.



Page Thirteen


Year-to-Date Comparison
-----------------------

Net sales for the Company were $63.9 million for the first half of 2000, an increase of $14.2 million from $49.7 million for the first half of 1999. Sales in the Corrections group were $46.6 million, an increase of $8.9 million from $37.7 million in 1999. This increase is primarily a result of increased revenues for the Norment Security Group, completing new work from the backlog accumulated in 1999. Net sales for the Federal Systems group increased $961 thousand to $5.9 million in the first half of 2000, from $4.9 million in the same period in 1999. Net sales for the Attack Protection group were $11.4 million in the first half of 2000, an increase of $5.0 million from the $6.4 million for the same period in 1999. MicroAssembly, which had net sales of $670 thousand in the first half of 1999, was sold on May 28, 1999.

CompuDyne's gross margin increased $2.7 million in the first half of 2000 to $12.1 million, an increase of $9.4 million in the first half of 1999. The Corrections group increased $1.8 million to $9.1 million for the first half in 2000 from $7.3 million for the first half of 1999. Gross margin for the Federal Systems group increased by $288 thousand from $708 thousand in the first half of 1999 to $996 thousand in the first half of 2000. The Attack Protection group increased $750 thousand to $2.0 million for the first quarter in 2000 from $1.3 million for the second quarter
of 1999.   MicroAssembly, which had a gross margin of $152 thousand in the first half of 1999, was sold on May 28, 1999.

CompuDyne's selling, general and administrative expenses increased $1.6 million to $8.4 million for the first half of 2000 from $6.8 million for the same period in 1999. The Corrections group was $6.1 million for the first half of 2000, an increase of $1.3 million from $4.8 million for the first half of 1999. The Federal Systems group selling, general and administrative expenses were $406 thousand in the first half of 2000, an increase of $84 thousand from $322 thousand in the first half of 1999. The Attack Protection group increased selling, general and administrative expenses by $145 thousand to $1.0 million for the first half of 2000, from $856 thousand for the same period in 1999. MicroAssembly, which had selling, general and administrative expenses of $148 thousand in the first half of 1999, was sold on May 28, 1999. CompuDyne corporate selling, general and administrative expenses increased $195 thousand from $632 thousand in the first half of 1999 to $827 thousand for the first half of 2000. This increase is primarily attributable to costs associated with the purchase of an annuity to relieve CompuDyne of the liability for the Kolux pension plan obligation and the costs incurred for a potential acquisition that has been abandoned.

Research and development costs were $89 thousand for the first half of 2000, an increase of $8 thousand from $81 thousand in 1999. All research and development costs for both periods were spent in the Federal Systems group for improvements to the current product line of Data Control Systems, a division of Quanta Systems Corporation.



Page Fourteen

Interest expense was $1.0 million in the first half of 2000, a decrease of $57 thousand from $1.1 million in the first half of 1999. This is attributable to principal prepayments made during the third quarter of 1999.

Net income for the first half of 2000 for CompuDyne was $1.6 million, an increase of $605 thousand from $1.0 million in the first half of 1999. Net income for the Corrections group increased $290 thousand to $1.1 million for the first half of 2000, from $760 thousand for the first half of 1999. CorrLogic, a unit within the Corrections group, has had the major portion of its operating expenses charged against a reserve established at the time of its acquisition for anticipated losses to be incurred on acquired contracts. This amounted to $982 thousand, net of tax benefit, during the first half of 2000 and at June 30, 2000, the reserve was fully utilized. Favorable operating results going forward from this unit is dependent on its ability to successfully compete for and win profitable contracts. The Federal Systems group net income increased $118 thousand to $186 thousand in the first half of 2000, from $68 thousand for the first half of 1999. Net income for the Attack Protection group was $440 thousand for the first half of 2000, an increase of $330 thousand from $110 thousand for the same period in 1999. MicroAssembly's contribution to net income went down by $101 thousand, since it was sold on May 28, 1999. The unallocated corporate office costs for the first half of 2000 was $45 thousand, in increase of $32 thousand from $13 thousand for the first half of 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operations was $566 thousand in the first half of 2000, a decrease of $198 thousand from $764 thousand provided by operations in the first half of 1999. The primary operational uses of cash include payments to decrease accrued and other liabilities of $1.2 million and $1.9 million, respectively, an increase in inventories of $1.1 million and property and equipment purchases of $305 thousand. These were patricianly offset by decreases in accounts receivable and costs in excess of billings. The primary financing activities were principal payments of $1,070 thousand in long-term debt.

YEAR 2000 COMPLIANCE
--------------------

Subsequent to December 31, 1999 and to date, the Company has not had any adverse effects to its systems or operations resulting from the Year 2000 issues. As a result, there has been no need to implement any Year 2000 contingency plans.




Page Fifteen


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
----------------------------------------------------------

Interest Rate Risk
__________________

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

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2000. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2000.

Financial Instruments by Expected Maturity Date

Year Ending December 31        2000          2001         2002          2003

Notes Payable:
 Variable rate ($)         $ 1,000,000    $ 2,375,000  $ 2,500,000  $ 600,000
 Average interest rate        7.79%          7.85%        7.90%        7.96%
 Fixed rate ($)            $   -          $   -        $   -        $   -
 Average interest rate


Year Ending December 31    Thereafter        Total      Fair Value
Notes Payable:
 Variable rate ($)         $   -          $ 6,475,000  $ 6,475,000
 Average Interest Rate
   Fixed rate ($)          $ 9,000,000    $ 9,000,000  $ 9,000,000
   Average Interest Rate     13.15%         13.15%       13.15%

Year Ending December 31        2000          2001         2002     Thereafter
Interest Rate Swaps:
   Variable to Fixed ($)   $ 6,750,000    $ 6,750,000  $   -        $   -
   Average pay rate            8.5%           8.5%
   Average receive rate      7.55 %         7.55 %

The Company used a foreign exchange contract to partially hedge their exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract has been completed, no significant exchange risk exists as of June 30, 2000.



Page Sixteen

                         PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

    At the annual meeting on May 22, 2000, the shareholders approved the appointment of Director Miles P. Jennings for a period of three years to expire at the 2003 Annual Meeting. The votes were cast as follows:

                For                  5,165,190
                Against                  -
                Withheld                   391

    At the annual meeting on May 22, 2000, the shareholders approved the appointment of Director Millard H. Pryor, Jr. for a period of three years to expire at the 2003 Annual Meeting. The votes were cast as follows:

                For                  5,164,835
                Against                  -
                Withheld                   746


    At the annual meeting on May 22, 2000, the shareholders approved an amendment to Article Five of the CompuDyne Corporation Articles of Incorporation to increase the number of authorized shares of the Corporation's Common Stock from 12,000,000 to 15,000,000. The votes were cast as follows:

                For                  5,131,234
                Against                 31,467
                Abstain                  2,880

    At the annual meeting on May 22, 2000, the shareholders approved the appointment of Deloitte & Touche LLP as the independent auditors of the corporation for the fiscal year ending December 31, 2000. The votes were cast as follows:

                For                  5,162,326
                Against                  3,026
                Abstain                    229


Item 6 - Exhibits and Reports on Form 8-K
   (a) Financial Data Schedule


Page Seventeen

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COMPUDYNE CORPORATION



Date: August 1, 2000                         /s/ William C. Rock
                                             ---------------------------
                                             William C. Rock
                                             Chief Financial Officer