Form 10-Q
period 2000-09-30
COMPUDYNE CORP
filed 2000-11-15
CIK 22912

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q


     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 2000
                               OR

  [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


   For the transition period from _______________ to ______________

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

      Yes __X__                                     NO _____

As of November 15, 2000, a total of 5,336,519 shares of Common Stock, $.75 par value, were outstanding.








                  COMPUDYNE CORPORATION AND SUBSIDIARIES

                                   INDEX



                                                                Page No.

Part I.  Financial Information

 Item 1. Financial Statements - Unaudited

  Consolidated Balance Sheets - September 30, 2000
  and December 31, 1999                                            2-3

  Consolidated Statements of Operations -
  Three Months and Nine Months Ended September 30, 2000 and 1999     4

  Consolidated Statements of Cash Flows -
  Nine Months Ended September 30, 2000 and 1999                      5

  Notes to Consolidated Financial Statements                      6-10

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations           11-13

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risks                                         14

Part II.  Other Information                                         16

 Signature                                                          17





















Page Two

             COMPUDYNE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)
                          (unaudited)

                                          September 30,     December 31,
                                              2000              1999


ASSETS

Current Assets:
 Cash and cash equivalents                  $     650         $    701
 Accounts receivable, net                      29,575           33,833
 Costs in excess of billings                    5,349            5,284

Inventories:
  Work in process                               1,294              705
  Raw materials and supplies                    3,303            3,933
                                               -------          -------
    Total inventories                           4,597            4,638

Deferred tax assets                               412              331
Prepaid expenses and other current assets         761              506
                                               -------          -------
    Total Current Assets                       41,344           45,293
                                               -------          -------

Property, plant and equipment, at cost          8,337            7,613
Less:  accumulated depreciation
          and amortization                      2,254            1,262
                                               -------          -------
  Net property, plant and equipment             6,083            6,351
                                               -------          -------
Capitalized software, net                       2,154            2,235
Deferred tax assets                                93              237
Goodwill, net                                     827              852
Other intangible assets                         2,303            2,385
Other assets                                       89               94
                                               -------          -------
Total other assets                              5,466            5,803
                                               -------          -------
    Total Assets                            $  52,893         $ 57,447
                                               =======          =======



             See Notes to Consolidated Financial Statements




Page Three

              LIABILITIES AND SHAREHOLDERS' EQUITY
         (dollars in thousands, except per share data)
                          (unaudited)

                                         September 30,      December 31,
                                              2000              1999

LIABILITIES

Current Liabilities:
  Accounts payable                           $  9,037         $  11,827
  Accrued payroll expense                       2,393             3,040
  Accrued interest                                 43                74
  Other accrued expenses                        1,380             1,319
  Billings in excess of contract
   costs incurred                               9,282             9,498
  Deferred losses/revenue
   on acquired contracts                            -               859
  Current portion of long term debt             2,561             2,243
                                               -------           -------
  Total Current Liabilities                    24,696            28,860

Term loan                                       3,725             5,500
Subordinated notes                              9,512             9,910
Industrial revenue bond                         1,820             1,960
Warranty reserves                                 555               532
Long- term pension liability                        -               489
Other liabilities                                 183               166
                                               -------           -------
  Total Liabilities                            40,491            47,417
                                               -------           -------

SHAREHOLDERS' EQUITY

Common stock, par value $.75 per share:
 10,000,000 shares authorized;
 5,468,566 shares issued at
 September 30, 2000 and 5,412,866 shares
 issued at December 31, 1999                    4,101             4,060
Other capital                                  11,831            11,734
Treasury shares, at cost: 133,447 shares at
 September 30, 2000 and 88,655 shares at
 December 31, 1999                               (555)             (207)
Receivable from management                          -               (30)
Accumulated deficit                            (2,975)           (5,527)
                                               -------           -------
  Total Shareholders' Equity                   12,402            10,030
                                               -------           -------
Total Liabilities and Shareholders' Equity   $ 52,893          $ 57,447
                                               =======           =======


            See Notes to Consolidated Financial Statements



Page Four

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (unaudited)

                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                 2000         1999       2000       1999


Net sales                    $ 30,430     $ 27,827   $ 94,365   $ 77,511
Cost of sales                  24,307       22,354     76,138     62,650
                              -------      -------    -------    -------
  Gross margin                  6,123        5,473     18,227     14,861

Selling, general and
 administrative expenses        4,145        3,887     12,523     10,711
Research and development           39           -         129         81
                              -------      -------    -------    -------
Operating income                1,939        1,586      5,575      4,069

Other (income) expense
Interest expense                  468          573      1,514      1,676
Other income                      (42)         (78)      (133)      (369)
                              -------      -------    -------    -------
Total other
(income) expense, net             426          495      1,381      1,307
                              -------      -------    -------    -------
Income before income
tax provision                   1,513        1,091      4,194      2,762

Income tax provision              591          437      1,641      1,083
                              -------      -------    -------    -------
Net income                    $   922      $   654    $ 2,553    $ 1,679
                              =======      =======    =======    =======

Basic earnings per share      $   .17      $   .12    $   .48    $   .32
                              =======      =======    =======    =======

Weighted average number of
common shares outstanding       5,352        5,290      5,346      5,214
                              =======      =======    =======    =======

Diluted earnings per share    $   .15      $   .11    $   .42    $   .29
                              =======      =======    =======    =======

Weighted average number of
common shares and equivalents   6,015        5,934      6,049      5,856
                              =======      =======    =======    =======

             See Notes to Consolidated Financial Statements





Page Five
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      2000          1999
Cash flows from operating activities:

Net income                                        $  2,553       $ 1,679

Adjustments to reconcile net income to net cash
provided by operations:
  Depreciation and amortization                      1,392         1,079
  Deferred income taxes                                 63            -
  Gain on sale of assets                               (15)         (170)
Changes in assets and liabilities:
  Accounts receivable                                4,258           560
  Costs in excess of billings                          (65)         (722)
  Inventories                                           41          (820)
  Prepaid expenses                                    (272)          (30)
  Other assets                                         (72)         (158)
  Accounts payable                                  (2,789)        1,282
  Accrued liabilities                                 (906)        1,133
  Accrued income taxes                                 289           777
  Billings in excess of costs                         (216)          258
  Other liabilities                                 (1,766)         (620)
                                                    -------       -------
Net cash flows provided by operations                2,495         4,248
                                                    -------       -------
Cash flows from investing activities:
  Additions to intangibles                             (41)           -
  Additions to property, plant and equipment          (724)       (2,801)
  Sale of MicroAssembly assets                          -          1,400
  Purchase of CorrLogic                                 -         (1,170)
                                                    -------       -------
Net cash flows used in investing activities           (765)       (2,571)
                                                    -------       -------
Cash flows from financing activities:
  Sale of common stock                                 138            24
  Purchase of treasury stock                          (209)          (56)
  Proceeds from bond issuance                           -          2,100
  Repayment of long-term debt                       (1,710)       (3,750)
  Collection of related party debt                      -             40
  Repayment of related party debt                       -            (35)
                                                    -------       -------
Net cash used in financing activities               (1,781)       (1,677)
                                                    -------       -------
Net decrease in cash                                   (51)           -
Cash and cash equivalents at beginning of period       701         1,528
                                                    -------       -------
Cash and cash equivalents at end of period          $  650       $ 1,528
                                                    =======       =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                         $ 1,531       $ 1,590
  Income taxes                                     $ 1,003       $   321


                 See Notes to Consolidated Financial Statements




Page Six
                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 1999 has been derived from the Company's December 31, 1999 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

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

New Accounting Pronouncements:

  In May 1999, SFAS No. 137 was issued to defer the implementation of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," for one year. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities and requires that all derivative instruments embedded in other contracts be measured at fair value and recognized as assets or liabilities in the financial statements. Also, in June 2000, SFAS No, 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB No. 133," was issued. SFAS No. 138 amends the accounting and reporting standards of SFAS No, 133 for certain derivative instruments and certain hedging activities. These statements are effective for all annual and interim periods beginning after June 15, 2000. The Company does not currently believe the adoption of SFAS
No. 133 and No. 138 will have a material effect on its financial position or results of operations.

  In May 2000, the Emerging Issues Task Force reached a consensus on EITF Issue No.00-14: "Accounting for Certain Sales Incentives," which addresses the recognition, measurement and income classification for sales incentives offered voluntarily by vendors, without costs to consumers, as a result of a single exchange transaction. The Company will be required to and will adopt EITF Issue No. 00-14 in the fourth quarter of 2000. The Company is in the process of evaluating the potential impact of this accounting issues consensus on its financial position and results of operation.

Page Seven

  In March 2000, the Financial Accounting Standards Board issued Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which clarifies the application of Opinion 25 for certain issues including:
(1) the definition of an employee for purposes of applying APB Opinion 25, (2) the criteria for determining whether a plan qualifies as a noncompensatory plan, (3) the accounting consequences of various modifications to the terms of a previously fixed stock option or award and (4) the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect that the adoption of this interpretation will have a material impact on the financial position, results of operation and presentation of its financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The guidelines in SAB No. 101 must be adopted by the fourth quarter of 2000. The Company does not expect that the adoption of this interpretation will have a material impact on the financial position, results of operation and presentation of its financial statements.

Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:
(dollars in thousands)

                                          September 30,   December 31,
                                              2000            1999

U.S. Government Contracts
  Billed                                  $    1,402      $    1,433
  Unbilled                                     1,711           2,636
                                              -------         -------
                                               3,113           4,069
Commercial
  Billed                                      21,385          23,598
  Unbilled                                     5,486           6,568
                                              -------         -------
                                              26,871          30,166
                                              -------         -------

     Total Accounts Receivable                29,984          34,235

Less: Allowance for Doubtful Accounts           (409)           (402)
                                              -------         -------
Net Accounts Receivable                   $   29,575      $   33,833
                                              =======         =======


Page Eight

3.    COMMON STOCK AND COMMON STOCK OPTIONS

The Compensation and Stock Option Committee ("Committee") granted the following options:


Date of Grant    Number of Shares         Grantee           Market Price
_____________    ________________         _______           ____________

May 22, 2000          2,500         Non-Employee directors      $8.813
June 14, 2000         2,000         Non-Employee directors      $7.750
September 25, 2000    2,500         Non-Employee directors      $7.719


Date of Grant    Number of Shares         Grantee           Market Price
_____________    ________________         _______           ____________

                                    Quanta SecurSystems
April 04, 2000        9,408             key employees            $8.875

                                    Norment Security Group
April 14, 2000       27,500             key employees            $8.500

June 12, 2000        12,500         CorrLogic key employee       $8.000

                                    Norment Security Group
June 28, 2000        25,000             key employee             $8.688

                                    Norment Security Group
August 21, 2000      20,000             key employees            $7.500

                                    CompuDyne Corporation
September 11, 2000   20,000             key employee             $7.375




4.    EARNINGS PER SHARE

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



Page Nine

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:

                                                                Per Share
                                     Income          Shares       Amount
                            (dollars in thousands)
Basic earnings per common
share for the three months
ended September 30, 2000:
Income available to
 common stockholders              $     922         5,351,827   $    .17
Effect of dilutive stock options                      663,571
                                                    ----------
Diluted earnings per common
share for the three months
ended September 30, 2000          $     922         6,015,398   $    .15
                                  ---------         ---------   --------
Basic earnings per common
share for the three months
ended September 30, 1999:
Income available to
 common stockholders              $     654         5,289,597   $    .12
Effect of dilutive stock options                      644,801
                                                    ---------
Diluted earnings per common
share for the three months
ended September 30, 1999          $     654         5,934,398   $    .11
                                  ---------         ---------   --------

                                                               Per Share
                                   Income            Shares      Amount
                          (dollars in thousands)
Basic earnings per common
share for the nine months
ended September 30, 2000:
Income available to
 common stockholders              $   2,553         5,345,898   $    .48
Effect of dilutive stock options                      703,193
                                                    ---------
Diluted earnings per common
share for the nine months
ended September 30, 2000          $   2,553         6,049,091   $    .42
                                  ---------         ---------   --------
Basic earnings per common
share for the nine months
ended September 30, 1999:
Income available to
 common stockholders              $   1,679         5,214,151   $    .32
Effect of dilutive stock options                      641,474
                                                    ---------
Diluted earnings per common
share for the nine months
ended September 30, 1999          $   1,679         5,855,625   $    .29
                                  ---------         ---------   --------



Page Ten

5.      SUBSEQUENT EVENT

On November 6, 2000, (effective October 31, 2000), CompuDyne entered into and consummated an agreement to purchase all of the capital stock of Fiber SenSys, Inc., an Oregon corporation. CompuDyne paid $1.65 million in cash for all of the outstanding capital stock of Fiber SenSys, Inc.

Page Eleven


               COMPUDYNE CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Third Quarter 2000 and 1999 Comparison
--------------------------------------

Net sales for the Company were $30.4 million for the third quarter of 2000, an increase of $2.6 million from $27.8 million for the third quarter of 1999. Sales in the Corrections group were $20.8 million, a decrease of $519 thousand from $21.3 million in 1999. Net sales for the Federal Systems group increased $665 thousand to $3.5 million in the third quarter of 2000, from $2.9 million in the same period in 1999. This increase is attributable to the additional marketing resources provided in the fourth quarter of 1999. Net sales for the Attack Protection group were $6.1 million in the third quarter of 2000, an increase of $2.4 million from $3.7 million for the same period in 1999. This is due to an increase in sales to the United States State Department for its embassy upgrade program.

CompuDyne's gross margin increased $650 thousand in the third quarter of 2000 to $6.1 million, compared to $5.5 million in the third quarter of 1999. The Corrections group increased $184 thousand to $4.4 million for the third quarter of 2000 from $4.2 million for the third quarter of 1999. Gross margin for the Federal Systems group increased by $96 thousand from $420 thousand in the third quarter of 1999 to $516 thousand in the third quarter of 2000. The Attack Protection group increased $371 thousand to $1.2 million for the third quarter of 2000 from $789 thousand for the third quarter of 1999. Overall gross margins increased 11.9%, this is in line with the overall increase in sales.

CompuDyne's selling, general and administrative expenses increased $258 thousand to $4.1 million for the third quarter of 2000 from $3.9 million for the same period in 1999. The Corrections group was $3.1 million for the third quarter of 2000, an increase of $57 thousand from $3.0 million for the third quarter of 1999. The Federal Systems group selling, general and administrative expenses were $180 thousand in the third quarter of 2000, an increase of $24 thousand from $156 thousand in the third quarter of 1999. The Attack Protection group increased selling, general and administrative expenses by $77 thousand to $511 thousand for the third quarter of 2000, from $434 thousand for the same period in 1999. CompuDyne corporate selling, general and administrative expenses increased $100 thousand from $271 thousand in the third quarter of 1999 to $371 thousand for the third quarter of 2000. Although there were slight increases and decreases by segment, selling, general and administrative expense was 13.6% of sales in the third quarter of 2000 and 14.0% in the third quarter of 1999.

Research and development costs were $39 thousand for the third quarter of 2000. No costs were incurred for R&D in the third quarter of 1999. All research and development costs were incurred in the Federal Systems group for current product line improvements.

Page Twelve

Interest expense was $468 thousand in the third quarter of 2000, a decrease of $105 thousand from $573 thousand in the third quarter of 1999. This is attributable to principal payments made during the third quarter of 1999 and scheduled installments since that date.

Net income for the third quarter of 2000 for CompuDyne was $922 thousand, an increase of $268 thousand from $654 thousand in the third quarter of 1999. Net income for the Corrections group increased $49 thousand to $459 thousand for the third quarter of 2000 from $410 thousand for the third quarter of 1999. The Federal Systems group net income increased $30 thousand to $123 thousand in the third quarter of 2000, from $93 thousand for the third quarter of 1999. Net income for the Attack Protection group was $307 thousand for the third quarter of 2000, an increase of $174 thousand from $133 thousand for the same period in 1999. The unallocated corporate office costs for the third quarter increased $15 thousand to $33 thousand in the third quarter of 2000, from $18 thousand for the third quarter of 1999.

The Company had a backlog at the end of the third quarter of 2000 of $117 million, an increase of $18 million from $99 million at the end of the third quarter of 1999.

Year-to-Date Comparison
-----------------------

Net sales for the Company were $94.4 million for the first nine months of 2000, an increase of $16.9 million from $77.5 million for the first nine months of 1999. Sales in the Corrections group were $67.4 million, an increase of $8.5 million from $58.9 million in 1999. This increase is primarily a result of increased revenues for the Norment Security Group, completing new work from the backlog accumulated in 1999. Net sales for the Federal Systems group increased $1.6 million to $9.4 million in the first nine months of 2000, from $7.8 million in the same period in 1999. This increase is attributable to the additional marketing resources provided in the fourth quarter of 1999. Net sales for the Attack Protection group were $17.6 million in the first nine months of 2000, an increase of $7.6 million from the $10.0 million for the same period in 1999. This is due to an increase in sales to the United States State Department for its embassy upgrade program. MicroAssembly, which had net sales of $670 thousand in the first half of 1999, was sold on May 28, 1999.

As a result of increased sales CompuDyne's gross margin increased $3.3 million in the first nine months of 2000 to $18.2 million, from $14.9 million in the first nine months of 1999. The Corrections group increased $2.0 million to $13.5 million for the first nine months in 2000 from $11.5 million for the first nine months of 1999. Gross margin for the Federal Systems group increased by $384 thousand from $1.1 million in the first nine of 1999 to $1.5 million in the first nine months of 2000. The Attack Protection group increased gross margin $1.1 million to $3.2 million for the first nine months in 2000 from $2.1
million for the first nine months of 1999.   MicroAssembly, which had a
gross margin of $152 thousand in the first half of 1999, was sold on May
28, 1999.


Page Thirteen

CompuDyne's selling, general and administrative expenses increased $1.8 million to $12.5 million for the first nine months of 2000 from $10.7 million for the same period in 1999. The Corrections group was $9.2 million for the first nine months of 2000, an increase of $1.3 million from $7.9 million for the first nine months of 1999. The Federal Systems group selling, general and administrative expenses were $586 thousand in the first nine months of 2000, an increase of $108 thousand from $478 thousand in the first nine months of 1999. The Attack Protection group increased selling, general and administrative expenses by $222 thousand to $1.5 million for the first nine months of 2000, from $1.3 million for the same period in 1999. MicroAssembly, which had selling, general and administrative expenses of $148 thousand in the first half of 1999, was sold on May 28, 1999. CompuDyne corporate selling, general and administrative expenses increased $294 thousand from $903 thousand in the first nine months of 1999 to $1.2 million for the first nine months of 2000. This increase is primarily attributable to a total of $174 thousand in costs associated with a six month contract for public relation services, a one time charge for a recruitment fee and the costs incurred for a potential acquisition that has been abandoned. Although in real dollars selling, general and administrative expenses increased, when expressed as a percentage of sales it actually decreased 0.6% from 1999.

Research and development costs were $129 thousand for the first nine months of 2000, an increase of $48 thousand from $81 thousand in 1999. All research and development costs for both periods were spent in the Federal Systems group for improvements to the current product line of Data Control Systems, a division of Quanta Systems Corporation.

Interest expense was $1.5 million in the first nine months of 2000, a decrease of $162 thousand from $1.7 million in the first nine months of 1999. This is attributable to principal payments made during the third quarter of 1999 and scheduled installment payments since that date.

Net income for the first nine months of 2000 for CompuDyne was $2.6 million, an increase of $873 thousand from $1.7 million in the first nine months of 1999. Net income for the Corrections group increased $339 thousand to $1.5 million for the first nine months of 2000, from $1.2 million for the first nine months of 1999. CorrLogic, a unit within the Corrections group, in the first six months of 2000 had the major portion of its operating expenses charged against a reserve established at the time of its acquisition for anticipated losses to be incurred on acquired contracts. This amounted to $982 thousand, net of tax benefit, during the first half of 2000 and at June 30, 2000, the reserve was fully utilized. Favorable operating results going forward from this unit is dependent on its ability to successfully compete for and win profitable contracts. CorrLogic currently has a number of proposals outstanding that if contract awards do occur should improve profitability going forward. The Federal Systems group net income increased $150 thousand to $310 thousand in the first nine months of 2000, from $160 thousand for the first nine months of 1999. Net income for the Attack Protection group was $746 thousand for the first nine months of 2000, an increase of $503 thousand from $243 thousand for the same period in 1999. MicroAssembly's contribution to net income decreased by $101 thousand, since it was sold on May 28, 1999.


Page Fourteen

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $2.5 million in the first three quarters of 2000, a decrease of $1.7 million from $4.2 million provided by operations in the first three quarters of 1999. The primary operational uses of cash include payments to decrease accounts payable and other accrued liabilities of $2.8 million and $900 thousand, respectively and a decrease in other liabilities of $1.8 million. These were partially offset by decreases in accounts receivable of $4.3 million. Property and equipment purchases totaled $724 thousand. The primary financing activities were principal payments of $1.7 million in long-term debt.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2000. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2000.


Page Fifteen



  Financial Instruments by Expected Maturity Date


Year Ending    Subject to         Average       Subject to      Average
December 31   Variable rate    interest rate    Fixed rate  interest rate
              -------------    -------------    ----------  -------------
Notes Payable:
 2000          $    500,000         8.625%        $     -         13.15%
 2001             2,375,000         8.750%              -         13.15%
 2002             2,500,000         8.850%              -         13.15%
 2003               600,000         9.000%              -         13.15%
 Thereafter            -              -             9,000,000     13.15%
                  ---------                         ---------
 Total         $  5,975,000           -           $ 9,000,000     13.15%
 Fair Value    $  5,975,000           -           $ 9,000,000     13.15%




Year Ending
December 31    Variable to Fixed  Average Pay Rate  Average Receive Rate
               -----------------  ----------------  --------------------
Interest Rate Swaps:
 2000             $  6,750,000            7.08%               8.66%
 2001             $  6,750,000            7.08%               8.66%
 Thereafter       $      -


The Company used a foreign exchange contract to partially hedge its exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract has been completed, no significant exchange risk exists as of September 30, 2000.


Page Sixteen

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

                                          COMPUDYNE CORPORATION




Date: November 15, 2000                   /s/ William C. Rock
                                          William C. Rock
                                          Chief Financial Officer