Form 10-K405
period 2000-12-31
COMPUDYNE CORP
filed 2001-03-28
CIK 22912

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended DECEMBER 31, 2000
                                 OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________ to  ________

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

Securities registered pursuant to section 12(g) of the Act:
                    Common Stock $.75 par value

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

As of March 27, 2001, a total of 5,321,659 shares of Common Stock, $.75 par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the average of the bid and asked prices on the Nasdaq National Market on March 27, 2001 was approximately $14.3 million
                            (see ITEM 5).

Documents incorporated by reference: Portions of the Proxy Statement relating to the 2000 Annual Meeting of Shareholders are incorporated in
Part III.

                                 PART I
ITEM 1.  BUSINESS

Description of Business
-----------------------
CompuDyne Corporation ("CompuDyne" or the "Company"), a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996.

CompuDyne operates in three general sectors of the security industry Corrections, Attack Protection and Federal Systems:

Corrections Segment - CompuDyne's Norment Security Group ("Norment" or "NSG"), headquartered in Montgomery, AL, provides physical and electronic security products and services primarily to the corrections industry (jails and prisons) and secondarily to the courthouse, municipal and commercial markets. NSG operates through the following subsidiaries and divisions:

  Norment is a detention contractor, responsible for most installation work on larger projects. Installation will involve hardline (steel security doors, frames, locking devices, etc) and sophisticated electronic security systems including software, electronics, touchscreens, CCTV, perimeter alarm devices, etc. In 2000 Norment introduced its new Maxwall product. Maxwall is a modular steel, concrete filled prefabricated cell construction system, which provides a less expensive alternative to standard cell construction techniques. NSG Regional Offices provide field level design, installation and maintenance of both hardline (physical) and electronic security products. Primary offices are in Hanover, MD, Raleigh, NC, Columbia, SC, Phoenix, AZ, Tucson, AZ, Milwaukee, WI, and Livermore, CA.
  Smaller offices are located in Massachusetts and New Jersey.

  "TrenTech" is an electronic security systems designer, manufacturer and integrator. TrenTech integrates generally available products and software as well as designing proprietary systems such as IDEAS and a video badging system. TrenTech provides systems to Norment for installation.

  "Airteq", supplemented by Norshield Corporation's ("Norshield Security Products" or "Norshield") manufacturing capacity, offers a complete line of locks and locking devices to the corrections industry. Long an industry leader and innovator in pneumatic locking technology, Airteq introduced an innovative new electromechanical sliding device in January 2000, which completes its product line.

  NSG also includes software based control products. CorrLogic develops, installs and maintains the most robust and extensive software in the industry for the management of inmates and other personnel and processes within the courthouse, jail and prison environments. CorrLogic software is designed to handle the country's largest jails, with recent installations including Wayne County (Detroit), MI, Shelby County (Memphis), TN, and Hennepin County (Minneapolis), MN.

  Combined, NSG is the country's largest supplier of physical and electronic security products, integration services and maintenance for jails, prisons and courthouses. Projects range from very small to as large as $20 million. Security maintenance outsourcing contracts range from very small to over $1 million per year and provide for the routine maintenance and emergency repair of sophisticated security control systems and related equipment.

Attack Protection Segment - Norshield is the country's largest manufacturer of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal Reserve buildings, and banks. Norshield's largest customer is the U.S. Department of State, and Norshield is a major supplier of bullet, blast and attack resistant products to U.S. Embassies around the world. Norshield produces an integrated, structurally secure product where the rated protection comes not only from the glass but from the frame and encasement as well. Norshield also manufactures bullet, blast and attack resistant products on an Original Equipment Manufacturer ("OEM") basis for a selected group of corporate clients. Examples of Norshield commercial products include security doors and windows, transaction accessories, cash drawers, guard booths, toll booths, and drive up windows. Norshield also manufactures cell door sliding devices for sale under the Airteq brand. SYSCO has exclusive North American rights to the PC-ADACS (Alarm and Distributed Access Control System) software based system developed by Shorrock Electronics in England. SYSCO also has a proprietary product, SecurLan, which is designed to provide physical protection for Local Area Network conduits and cables for computer networks. Fiber SenSys, Inc., ("FSI") designs and manufactures fiber optic sensors and related systems using optical fiber, priority optics and digital signal processing including a fiber optic network to tie together multiple sensors in a large security system.


Federal Systems Segment - Quanta Systems, Inc., ("Quanta") has been serving the federal government's intelligence community since 1950. Serving the military, government agencies, and state and local customers, Quanta, provides specialty engineering and security services, often of a classified nature. In recent years Quanta has developed and emphasized a special competence in physical and electronic security, which has become its primary focus. Quanta, through its Data Control Systems division, ("DCS"), provides electronic black box manufacturing, tactical systems integrations, and the design and production of proprietary communications products.

See Note 14 "Operating Segment Information" to the Consolidated Financial Statements of CompuDyne for more information about the results of operations from the three operating segments.

Market
------

The market for jail and prison security systems is related to new facility construction, existing facility upgrades, and the trend towards outsourcing government services. Approximately $3.1 billion is spent annually on correctional facility construction, of which typically 14%-15% relates to security hardware and security electronics. Most upgrade and all maintenance work would be in addition to the amount spent on contracting. The new Maxwall product introduced by Norment has the potential to more than double these percentages to 28%-30%. Other security markets, which the Company serves, including state and local government facilities, federal government facilities, and large commercial installations are much larger.

The Company faces considerable competition, from large and small companies, in all of its lines of business. While the Company is the largest supplier of physical and electronic security to the corrections industry, it does compete with one other medium sized competitor and many small competitors.

Most of the Company's business is done on a bid or request for proposal basis. Much of the Federal systems work is on a cost plus basis and is subject to audit by the Defense Contract Audit Agency, ("DCAA").

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

The Company's backlog of orders as of December 31, 2000 was $108.4 million compared to $100.3 million as of December 31, 1999. Backlog for the Corrections segment was $86.8 million at December 31, 2000 compared with $78.4 million at December 31, 1999. The Attack Protection segment had $13.5 million in backlog at December 31, 2000 compared with $15.4 million at December 31, 1999 and the Federal Systems segment had $8.1 million at December 31, 2000 compared with $6.5 million at December 31, 1999.

For the year ended December 31, 2000, direct sales to the U.S. Government amounted to $11.8 million or 8.7% of the Company's total net sales compared with $10.9 million and $7.8 million in fiscal years 1999 and 1998, respectively, or 9.8% and 24% of the Company's total net sales.
No other single customer accounted for greater than 10% of the Company's net sales.

The Company undertakes research and development activities at DCS and FSI to expand and improve their product lines. Research and development expenditures were $195 thousand and $25 thousand for DCS and FSI, respectively during the fiscal year ended December 31, 2000, compared with $80 thousand and $169 thousand for DCS only during 1999 and 1998, respectively. Expenditures made in 2000, were made by DCS and FSI to upgrade and expand the capabilities of their products.

At December 31, 2000, the Company had 675 permanent employees. None of the permanent employees are subject to collective bargaining agreements. NSG regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2000, 81 of these temporary employees were covered under collective bargaining agreements.

Financial Information About Foreign and Domestic Operations
-----------------------------------------------------------

Export sales for the Company were $3.8 million, $7.5 million and $2.5 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

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

ITEM 2.  PROPERTIES

The Company occupies its principal executive offices close to Baltimore Washington International Airport in Hanover, Maryland. The Company leases approximately 3,200 square feet of office space.

As of March 1, 2001 the Corrections segment leased primary facilities
for engineering, assembly and administration including Alabama   72,075
square feet, California   15,795 square feet, Colorado   15,378 square
feet, Oregon   30,327 square feet, Maryland   9,500 square feet, Arizona
4,000 square feet, North Carolina   2,000 square feet, South Carolina
1,800 square feet and Wisconsin   5,200 square feet.

As of March 1, 2001 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama 136,703 square feet. This facility is encumbered by an Industrial Revenue Bond. The Attack Protection segment also leases 13,785 square feet of office/warehouse space in Oregon.

As of March 1, 2001 the Federal Systems segment leased primary facilities
for engineering, assembly and administration in Maryland   18,090 square
feet.

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

The Company has been served over the past several years with a number of New York, New Jersey and Pennsylvania lawsuits involving asbestosis related personal injury and death claims in which York-Shipley, Inc., (a former subsidiary) and/or CompuDyne Corporation and/or CompuDyne, Inc., (an inactive subsidiary) is a defendant. The complaints against CompuDyne, Inc. have been referred to the trustee in bankruptcy for CompuDyne, Inc. The Company itself has been named as a defendant more frequently in 1998, 1999 and 2000 in New York state litigation and has advised its insurers of each of these cases for which the insurers are providing a defense pursuant to agreement with the Company, subject to reservation of rights by the insurer. The insurers have advised that claims in such litigation for punitive damages and intentional conduct are not covered. The Company cannot ascertain the total amount of potential liability with respect to these matters, but does not believe that any such liability should have a material effect on its financial position, future operations or future cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                               PART II

ITEM 5.  MARKET FOR COMPUDYNE COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS

CompuDyne Common Stock is quoted on the Nasdaq National Market, under the symbol "CDCY". Prior to June 1999 the stock was traded in the over-the-counter market. There were 1,835 common shareholders of record as of March 27, 2001.

The following table sets forth the high and low sales for CompuDyne Common Stock from January 1, 1999 to June 10, 1999 on the over-the-counter market, as quoted on the OTC Bulletin Board and from June 11, 1999 to December 31, 2000 on the NASDAQ National Market. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions

                                 1999                     2000
                                 ----                     ----
Quarter Ended             High           Low        High          Low
-------------             ----           ----       ----          ----

March 31               $ 8.2500      $ 3.8750   $ 10.8750     $ 7.2500
June 30                  8.7500        6.3750      9.1250       7.5000
September 30             8.1250        5.7810      8.4370       7.1250
December 31              8.7500        6.2500      8.5620       6.3750

The Company did not pay any dividends on its common stock during the years ended December 31, 2000 and 1999, and its Board of Directors has no intention of declaring a dividend in the foreseeable future. Under the terms of the financing agreements for the purchase of Norment/Norshield any intended declaration of common stock dividends must first be approved by LaSalle National Bank and William Blair Mezzanine Capital Partners II, L.L.C, and cash dividends are not allowed to be paid under these agreements.

Recent Sales of Unregistered Securities
---------------------------------------

On December 3, 1998 (effective November 28, 1998), CompuDyne acquired Norment Industries and Norshield Corporation. In connection with this purchase CompuDyne issued 1,075,507 unregistered shares of common stock at $2.79 per share, a warrant to purchase 297,924 shares of common stock exercisable at $3.25 per share and secured $9.0 million of subordinated debt to William Blair Mezzanine Capital Partners II L.L.C. See Note 4 to the Consolidated Financial Statements of CompuDyne for further details.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report or in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

(In thousands except per share data):

                                  For the years ended December 31,
                                  -------------------------------
                          2000(d)     1999(a)     1998(b)    1997      1996
                         ---------  ---------   --------- --------  --------
Net sales                $130,611   $111,446    $ 31,916  $ 20,016  $ 22,142
                         ========   ========    ========   =======   =======
Gross margin             $ 25,502   $ 21,355    $  6,052  $  3,279  $  2,132
Sonoma
settlement costs             -          -           -          270      -
Selling, general and
 administrative            17,792     15,231       4,415     2,257     1,431
Research and development      220         80         169       172       234
                         ---------  --------    --------  --------  --------
Operating income         $  7,490   $  6,044    $  1,468  $    580  $    467
                         ========= =========    ======== ========= =========
Interest expense,
net of interest income   $  2,000   $  2,203    $    295  $     62  $     39
                         ========= =========    ======== ========= =========
Income from
continuing operations    $  4,139   $  2,670    $    847  $    696  $    391

Loss from
discontinued operations      -          -           -          -         (60)
                         --------- ---------    -------- --------- ---------
Net income               $  4,139   $  2,670    $    847  $    696  $    331
                         ========= =========    ======== ========= =========

Earnings (loss)
 per share(c):
Basic
  Continuing operations  $    .78   $    .51    $    .20  $    .23  $    .17
  Discontinued operations     -          -           -         -        (.03)
                         --------- ---------    -------- --------- ---------
  Net income             $    .78   $    .51    $    .20  $    .23  $    .14
                         ========= =========    ======== ========= =========
Weighted average
number of common shares
 outstanding                5,339      5,237       4,166     3,005     2,294
                         ========= =========    ======== ========= =========

Diluted
 Continuing operations   $    .69   $    .46    $    .20  $    .16  $    .10
 Discontinued operations      -          -           -         -        (.02)
                         --------- ---------    -------- --------- ---------
 Net income              $    .69   $    .46    $    .20  $    .16  $    .08


Weighted average
number of common shares
 and equivalents            6,028      5,868       4,343     4,364     3,762
                         =========  =========    ======== ========= ========

Total assets             $ 58,589   $ 57,447    $ 43,570  $  7,598   $ 7,575
                         ========= ==========    ======== ========= ========
Long-term debt           $ 14,432   $ 17,370    $ 19,390  $     30   $    50
                         ========= ==========    ======== ========= ========
Total shareholders'
 equity                  $ 13,796   $ 10,030    $  5,890  $  2,162   $ 1,776
                         ========= ==========    ======== ========= ========

Notes:
   (a) Includes operations of CorrLogic from May 30, 1999, the date of purchase, Ackley Dornbach from November 12, 1999, the date of purchase, and MicroAssembly from January 1, 1999 through May 31, 1999, the date of disposition.
   (b) Includes the operations of Norment/Norshield from November 28, 1998,the date of acquisition.
   (c) No dividends have been paid on Common Stock during the above periods.
   (d) Includes operations of FSI from October 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations 2000 Compared with 1999
---------------------------------------------

Amounts shown for 1999 have been changed since previously reported in order to conform to the new operating segments as defined in 2000.

Net sales for CompuDyne increased 17.2% to $130.6 million in 2000, up from $111.4 million in 1999. The Corrections segment accounted for the largest portion of this increase. The Corrections segment's net sales were $92.6 million in 2000, up $10.8 million, or 13.2% from $81.8 million in 1999. This increase is due to increased market share and significant large contract awards like Essex County, New Jersey and the State of Maine, which resulted in sales of $2.2 million and $2.4 million, respectively during 2000. Net sales in the Attack Protection segment increased $7.4 million, or 46.7% to $23.2 million in 2000, up from $15.8 million in 1999. This increase is primarily due to the increased sales to US embassies for their embassy upgrade program. The Federal Systems segment's net sales were $14.8 million, up $1.7 million, 13.0% from $13.1 million in 1999.

CompuDyne's gross margin was $25.5 million in 2000 compared with $21.4 million in 1999, an increase of $4.1 million or 19.2%. The Corrections segment accounted for $1.9 million of this increase with $17.7 million in gross margin in 2000 compared with $15.8 million in 1999, a 12.1% increase. This increase was due to increased sales and more efficient execution of contracts by the segment. The Attack Protection segment added an additional $2.0 million in gross margin for a total of $5.6 million in 2000 compared with $3.6 million in 1999, a 55.6% increase. Increased sales and a more efficient operation in a new facility completed in late 1999 attributed to this increase. The Federal Systems segment had a $351 thousand increase in gross margin, up 19.5% from $1.8 million in 1999 to $2.2 million in 2000.

CompuDyne's selling, general and administrative expense increased 17.1% in 2000, up $2.6 million from $15.2 million in 1999 to $17.8 in 2000. Selling, general and administrative expense for the Corrections segment was $11.9 million in 2000, up $1.1 million or 10.2% from $10.8 million in 1999. The Attack Protection segment's selling, general and administration expense was $3.5 million in 2000 compared with $2.1 million in 1999, up $1.3 million or 61.9%. The Federal Systems segment's selling, general and administrative expense was up 6.6 % or $47 thousand to $764 thousand in 2000, up from $717 thousand in 1999. CompuDyne Corporate selling, general and administrative expense was $1.7 million in 2000, up $317 thousand from $1.4 million in 1999, a 22.6% increase.

Research and development costs were $220 thousand in 2000, up $140 thousand from $80 thousand in 1999. DCS spent $195 thousand in 2000 compared with $80 thousand in 1999. Research and development costs at FSI were an incremental $25 thousand in 2000 since FSI was purchased on October 31, 2000.

As a result of increased sales CompuDyne's operating income increased $1.5 million or 25.0% to $7.5 million compared with $6.0 million in 1999. The operating income of the Corrections segment was $5.9 million in 2000 compared with $5.0 million in 1999, increasing $900 thousand or 18.0%. The Attack Protection segment had operating income of $2.1 million in 2000, up $678 thousand, or 48.4% from $1.4 million in 1999. The Federal Systems segment's operating income increased $190 thousand, up 19.0% to $1.2 million in 2000 from $1.0 million in 1999.

Interest expense was $2.0 million in 2000, down $200 thousand from $2.2 million in 1999 due to less debt outstanding.

Results of Operations 1999 Compared with 1998
---------------------------------------------

The following discussion has been changed since it was previously issued, in order to conform to the new operating segments as defined in 2000.

CompuDyne's net sales increased $79 million (249%) from $32 million in 1998 to $111 million in 1999. The Norment Security segment accounted for the largest part of this increase. Sales in the Corrections segment were $82 million in 1999, up $66 million or 406% from $16 million in 1998. Norment accounted for $57 million, the largest portion of this increase. Norment only operated one month in 1998 compared with twelve months in 1999, since it was acquired on November 28, 1998. CorrLogic had incremental sales of $4.6 million, since it was acquired in May of 1999. The Attack Protection segment accounted for $14.3 million of the increase with sales of $15.8 million in 1999 compared with $1.5 million in 1998. Norshield, which was acquired on November 28, 1998, contributed $1.3 million to sales in 1998. The Federal Systems segment's sales increased from $12.5 million in 1998 to $13.2 million in 1999, an increase of $618 thousand. Sales at Micro Assembly were down $1.1 million in 1999, to $670 thousand from $1.8 million in 1998. The assets of Micro Assembly were sold on May 31, 1999 and therefore it only operated for five months in 1999 compared with twelve months in 1998.

CompuDyne's gross margin was $21.4 million in 1999, up $15.3 million from $6.1 million in 1998. The Corrections segment's gross margin increased $12.5 million to $15.8 million in 1999, from $3.3 million in 1998. Norment had an increase of $8.3 million in 1999 to $9.7 million, up from $1.4 million in 1998. This reflected operations for twelve months in 1999 compared with one month in 1998. The Attack Protection segment's gross margin increased $3.2 million in 1999 to $3.6 million, up from $375 thousand in 1998. Norshield contributed $313 thousand to gross margin in 1998. CorrLogic had an incremental margin of $2.4 million since it was acquired on May 31, 1999. The Federal Systems segment had a decrease in gross margin of $79 thousand from $1.9 million in 1998 to $1.8 million in 1999. MicroAssembly had a $310 thousand decrease in gross margin from $462 thousand in 1998 to $152 thousand in 1999. This reflects operating only five months in 1999 compared with twelve months in 1998.

CompuDyne's selling, general and administrative expenses increased $10.8 million in 1999, up from $4.4 million in 1998 to $15.2 million in 1999. In the Corrections segment, the selling, general and administrative expenses increased from $1.9 million in 1998 to $10.8 million in 1999, an increase of $8.9 million. The largest part of this increase was from Norment's operations. It had an increase of $5.3 million, up from $874 thousand in 1998 to $6.2 million in 1999. Norment only operated one month in 1998 compared with twelve months in 1999, since it was acquired on November 28, 1998. CorrLogic also had an additional $2.3 million of selling, general and administrative costs in 1999. These costs were incremental since it was acquired on May 30, 1999. The Attack Protection segment had an increase in selling, general and administrative expenses of $1.5 million to $2.1 million in 1999, up from $652 thousand in 1998. Norshield contributed $278 thousand to selling, general and administrative expense in 1998. The Federal Systems segment had a decrease in selling, general and administrative expenses of $86 thousand, down to $717 thousand in 1999 compared with $803 thousand in 1998. MicroAssembly's selling general and administrative expense was $148 thousand in 1999, down $264 thousand from $412 thousand in 1998. This reflects operations of only five months in 1999 compared with twelve months in 1998. CompuDyne's corporate selling general and administrative expense increased from $634 thousand in 1998 to $1.4 million in 1999, an increase of $753 thousand.

Research and Development costs related to Quanta System's DCS division were $80 thousand in 1999, down $89 thousand from $169 thousand in 1998. The $80 thousand was used to upgrade and expand the capabilities of its equipment.

CompuDyne operating income increased $4.5 million in 1999 to $6.0 million, up from $1.5 million in 1998. The Corrections segment had operating income of $5.0 million in 1999, up $3.6 million from $1.4 million in 1998. The largest portion of this increase was from Norment, which had an increase in operating income of $3.0 million from $500 thousand in 1998 to $3.5 million in 1999. This reflects operations for twelve months in 1999 compared with only one month in 1998 since Norment was acquired on November 28, 1998. The Attack Protection segment had operating income of $1.4 million in 1999. This was an increase of $1.4 million from an operating loss of $277 thousand in 1998. Norshield contributed operating income of $34 thousand in 1998. Operating income for the Federal Systems segment increased $96 thousand in 1999, up from $920 thousand in 1998 to $1.0 million in 1999.

Interest expense in 1999 was $2.2 million, up $1.9 million from $295 thousand in 1998. This increase was due to expanded borrowings to finance the acquisition of Norment/Norshield.

Liquidity and Capital Resources
-------------------------------

The Company has historically funded its operations through cash flow generated from its operations and bank financing. The Company's liquidity requirements arise from cash to carry its inventory, billed and unbilled receivables and for payments of principal and interest on outstanding indebtedness and acquisitions.

As of December 31, 2000, the Company had working capital of $17.1 million compared with $16.1 million as of December 31, 1999. The most significant changes in working capital were increases in billed and unbilled receivables and deferred tax assets offset by borrowings on a working capital line of credit. At December 31, 2000, the Company had a line of credit of $6.5 million, of which $5.1 million was being used or was committed. On January 11, 2001, the $6.5 million line of credit was increased to $10 million.

Net income of $4.1 million generated $863 thousand of net cash flow from operations compared with 1999's net income of $2.7 million, which resulted in net cash flow from operations of $4.5 million. The majority of this decrease occurred because the Company had a decrease in billings in excess of cost of $3.0 million caused by costs incurred on a number of new contracts in the latter part of 2000 compared to an increase of $2.6 million in 1999.

Net cash used in investing activities was $2.2 million in 2000 compared to $3.4 million in 1999. The purchase of Fiber SenSys in 2000 required $1.3 million in cash. Capital expenditures totaled $979 thousand for machinery and equipment in 2000 compared with $3.6 million in 1999, which was primarily used for the expansion of the Alabama facility. The
Company has no material commitments for capital expenditures at December 31, 2000, however has projected spending up to $1.1 million during fiscal 2001 for normal equipment replacements and upgrades.

Net cash provided by financing activities increased to $600 thousand compared with net cash used in financing activities of $1.9 million in 1999. The increase in cash provided by financing activities is primarily due to an increase in short-term debt used to purchase Fiber SenSys and less repayments of long-term debt.

The Company anticipates that cash generated from operations and borrowings under the working line of credit will enable the Company to meet its liquidity, working capital, and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any material acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

Recently Issued Accounting Standards
------------------------------------

Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on its financial position, results of operations, or cash flows of the Company.

In September 2000 FASB issued Statement No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, a replacement of FASB Statement No. 125". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company will adopt SFAS 140 effective April 1, 2001. Management does not expect the adoption of SFAS 140 will have a significant impact on the financial position, results of operation, or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2000. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2000. Note 7 to the consolidated financial statements contains descriptions of the Company's notes payable and should be read in conjunction with the table below.

       Financial Instruments by Expected Maturity Date

Year Ending December 31       2001         2002        2003       2004
                             ------       ------      ------     ------

Notes Payable:
   Variable rate ($)     $ 2,375,000  $ 2,500,000  $ 600,000  $   -
   Average interest rate      7.85%        7.90%      7.96%       -
   Fixed rate ($)        $     -      $     -      $   -      $2,000,000
   Average interest rate     13.15%       13.15%     13.15%      13.15%


Year Ending December 31   Thereafter      Total      Fair Value
                          ----------      -----      ----------
Notes Payable:
   Variable rate ($)     $     -      $ 5,475,000  $5,475,000
   Average Interest Rate       -
   Fixed rate ($)        $7,000,000   $ 9,000,000  $ 9,000,000
   Average Interest Rate     13.15%       13.15%     13.15%

Year Ending December 31       2001         2002        2003       2004
                             ------       ------      ------     ------

Interest Rate Swaps:
   Variable to Fixed ($) $6,750,000   $     -      $   -      $    -
   Average pay rate          7.55%          -          -           -
   Average receive rate      8.0 %          -          -           -


Year Ending December 31   Thereafter      Total      Fair Value
                          ----------      -----      ----------
Interest Rate Swaps:
   Variable to Fixed ($)  $    -       $6,750,000   $   50,000
   Average pay rate            -            -             -
   Average receive rate        -            -             -

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 below.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND  FINANCIAL DISCLOSURE

         None.

                                 PART III

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of its fiscal year ended December 31, 2000, or April 30, 2001, relating to its 2001 Annual Meeting of Stockholders.

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







                          COMPUDYNE CORPORATION
                             INDEX TO EXHIBITS
                               (Item 10(c))

3(A)    Articles of Incorporation of CompuDyne Corporation filed with the
Secretary of State of the State of Nevada on May 8, 1996 herein incorporated by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

3(B)    Amendment to the Articles of Incorporation of CompuDyne
Corporation increasing the number of authorized common shares filed with the Secretary of the State of Nevada on February 16, 2001, is filed herewith.

3(C)    Agreement and Plan of Merger dated May 8, 1996 is incorporated by reference as Exhibit 3(B) to registrant's 10-K filed March 31, 1997.

3(D).   By-Laws, as amended through January 28, 1997 and as presently in effect, is incorporated by reference as Exhibit 3(C) to registrant's 10-K filed March 31, 1997.

10 (A). 1996 Stock Incentive Compensation Plan incorporated herein by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

10 (B)     Credit Agreement dated November 30, 1998 between CompuDyne
Corporation and LaSalle National Bank is incorporated by reference to Exhibit (99.2) to Registrant's Form 8-K filed February 12, 1999.

10 (C)     Subordinated Loan and Investment Agreement dated November 30,
1998 among CompuDyne Corporation and William Blair Mezzanine Capital Fund II, L.P. is incorporated by reference to Exhibit (99.3) to Registrant's Form 8-K filed February 12, 1999.

10 (D)   1996 Stock Non-Employee Director Plan incorporated herein by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

10 (E) Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation is incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

21.   Subsidiaries of the Registrant is filed herewith.  Page 33

23.   Independent Auditors' Consent











                  COMPUDYNE CORPORATION AND SUBSIDIARIES


                      INDEX TO FINANCIAL STATEMENTS


                            (Item 14(a)(1))


                                                                Page(s)

Independent Auditors' Report                                      13

Consolidated Balance Sheets at December 31, 2000 and 1999        14-15

Consolidated Statements of Net Income for the
 years ended December 31, 2000, 1999 and 1998                     16

Consolidated Statements of Changes in Shareholders' Equity
 for the years ended December 31, 2000, 1999 and 1998             17

Consolidated Statements of Cash Flows for the
 years ended December 31, 2000, 1999 and 1998                     18

Notes to Consolidated Financial Statements                       19-30




                            (Item 14(a)(2))

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December
  31, 2000, 1999 and 1998                                         31








                       INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders of CompuDyne Corporation:

We have audited the accompanying consolidated balance sheets of CompuDyne Corporation and its subsidiaries, ("the Company") as of December 31, 2000 and 1999, and the related consolidated statements of net income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the accompanying index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/Deloitte & Touche LLP

McLean, Virginia
February 16, 2001




               COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               ASSETS

                                                       December 31,
                                                  2000            1999
                                                  ----            ----
                                                     (in thousands)

Current Assets
  Cash and cash equivalents                      $   -           $  701
  Accounts receivable                              35,695        33,833
  Costs in excess of billings                       4,318         5,284
  Inventories
   Finished goods                                      83           -
   Work in progress                                 1,200           705
   Raw materials and supplies                       3,506         3,933
                                                   ------        ------
       Total Inventories                            4,789         4,638
                                                   ------        ------
  Deferred tax asset                                1,178           -
  Prepaid expenses and other current assets           712           506
                                                   ------        ------
       Total Current Assets                        46,692        44,962

Property, plant and equipment, at cost
  Land and improvements                               250           250
  Buildings and leasehold improvements              3,307         3,037
  Machinery and equipment                           4,097         2,933
  Furniture and fixtures                              595           928
  Automobiles                                         383           377
  Construction in progress                             72            88
                                                   ------        ------
                                                    8,704         7,613
  Less accumulated depreciation and amortization    2,654         1,261
                                                   ------        ------
    Net property, plant and equipment               6,050         6,352
                                                   ------        ------

Capitalized software, net                           2,072         2,234
Deferred tax asset                                    -             568
Goodwill, net                                       1,413           852
Other intangible assets, net                        2,275         2,385
Other assets                                           87            94
                                                   ------        ------
Total Assets                                      $58,589      $ 57,447
                                                  =======       =======

                 See notes to consolidated financial statements






                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     December 31,
                                                 2000             1999
                                                 ----             ----
                                        (in thousands, except share data)
Current Liabilities
 Accounts payable                            $ 13,670         $ 11,827
 Accrued payroll expenses                       2,452            3,040
 Other accrued expenses                           733            1,319
 Billings in excess of contract costs incurred  6,432            9,498
 Income taxes payable                             423               -
 Accrued interest                                  60               74
 Bank line of credit                            3,100               -
 Deferred losses/revenues on acquired contracts   -                859
 Current portion of term loan                   2,685            2,243
                                              -------          -------
      Total Current Liabilities                29,555           28,860

Term loan                                       3,100            5,500
Subordinated notes                              9,512            9,910
Industrial revenue bond                         1,820            1,960
Warranty reserves                                 527              532
Deferred tax liability                            116              -
Long-term pension liability                       -                489
Other liabilities                                 163              166
                                              -------          -------
      Total Liabilities                        44,793           47,417
                                              -------          -------

Commitments and Contingencies

Shareholders' Equity
  Common stock, par value $.75 per share:
    15,000,000 shares authorized; 5,472,891
    and 5,412,866 shares issued at December 31,
    2000 and 1999, respectively                 4,104            4,060
  Other capital                                11,870           11,734
  Treasury shares, at cost; 164,732 shares at
    December 31, 2000 and
    88,655 shares at December 31, 1999           (790)            (207)
  Receivable from management                      -                (30)
  Accumulated deficit                          (1,388)          (5,527)
                                              --------          -------
      Total Shareholders' Equity               13,796           10,030
                                              --------          -------
Total Liabilities and Shareholders' Equity   $ 58,589         $ 57,447
                                              ========          =======


             See notes to consolidated financial statements





                 COMPUDYNE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET INCOME

                                            Years Ended December 31,
                                            2000       1999       1998
                                            ----       ----       ----
                                    (in thousands, except per share data)

Net sales                                 $ 130,611  $ 111,446  $ 31,916
Cost of goods sold                          105,109     90,091    25,864
                                            -------    -------    ------
Gross margin                                 25,502     21,355     6,052
Selling, general and administrative expenses 17,792     15,231     4,415
Research and development                        220         80       169
                                            -------    -------    ------
Operating income                              7,490      6,044     1,468
                                            -------    -------    ------

Other (income) expense
 Interest expense                             2,000      2,203       295
 Interest income                                (66)      (146)       -
 Other income                                   (34)      (272)      (37)
                                            -------    -------    ------
   Total other (income) expense               1,900      1,785       258
                                            -------    -------    ------
Income before income taxes                    5,590      4,259     1,210
Income tax provision                          1,451      1,589       363
                                            -------    -------    ------
Net income                                $   4,139  $   2,670  $    847
                                            =======    =======    ======
Earnings per share:
Basic earnings per common share           $     .78  $     .51  $    .20
                                            =======    =======    ======
Weighted average number of common
 shares outstanding                           5,339      5,237     4,166
                                            =======    =======    ======
Diluted earnings per common share         $     .69  $     .46  $    .20
                                            =======    =======    ======
Weighted average number of common
 shares and equivalents                       6,028      5,868     4,343
                                            =======    =======    ======

                See notes to consolidated financial statements






                   COMPUDYNE CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                     Receivable
(In Thousands)       Common   Other     From    Accumulated Treasury
                     Stock   Capital Management   Deficit    Shares   Total
                    -------  ------- ----------   -------    ------   -----

Balance at
January 1, 1998     $ 3,093  $ 8,203 $   (90)    $ (9,044)  $   -    $ 2,162

Net Income              -        -        -           847       -        847
Shares issued
 - Common shares        807    2,194      -            -        -      3,001
Purchase of
 treasury stock         -        -        -            -      (120)     (120)
                    -------  ------- ----------   -------    ------   ------
Balance at
 December 31, 1998    3,900   10,397     (90)      (8,197)    (120)    5,890

Net Income              -        -        -         2,670       -      2,670
Payoff of
 mgmt receivable        -        -        60           -        -         60
Shares issued
 - Common shares        160    1,337      -            -        -      1,497
Purchase of
 treasury stock         -        -        -            -       (87)      (87)
                    -------  ------- ----------   -------    ------   ------
Balance at
December 31, 1999     4,060   11,734     (30)      (5,527)    (207)   10,030

Net Income              -        -        -         4,139       -      4,139
Payoff of
 mgmt receivable        -        -        30           -        -         30
Tax benefit from
 the exercise of
 stock options          -         25      -            -        -         25
Shares issued
 - Common shares         44      111      -            -        -        155
Purchase of
 treasury stock         -        -        -            -      (583)     (583)
                    -------  ------- ----------   -------    ------  -------
Balance at
December 31, 2000   $ 4,104  $11,870  $   -     $  (1,388)  $ (790) $ 13,796
                    ======= ======== ==========   =======    ======  =======


               See notes to consolidated financial statements






                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Years Ended December 31,
                                             2000         1999          1998
                                             ----         ----          ----
                                                     (in thousands)

Cash flows from operating activities:
  Net income                              $ 4,139       $ 2,670      $   847

Adjustments to reconcile net income to
 net cash provided by operations:
  Depreciation and amortization             1,872         1,514          250
  Deferred income tax (benefit) expense      (494)          700           -
  Gain on sale of MicroAssembly               -            (180)          -
  Loss from disposition of equipment          -              25           -
  Other, net                                  (15)          (26)          -

Changes in assets and liabilities:
  Accounts receivable                      (1,735)       (4,379)      (3,004)
  Costs in excess of billings                 966          (191)         608
  Inventories                                 218          (897)          11
  Prepaid expenses and other current assets   (91)         (108)         (14)
  Other assets                                (96)         (582)          54
  Accounts payable                          1,786         5,073          634
  Accrued expenses                         (1,230)          603        1,701
  Income taxes payable                        423          (346)         311
  Billings in excess of costs incurred     (3,066)        2,553          414
  Other liabilities                        (1,814)       (1,916)       2,001
                                           -------       -------      ------
Net cash flows provided by operations         863         4,513        3,813
                                           -------       -------      ------

Cash flows from investing activities:
  Additions to intangibles, net                72           (60)          -
  Net payments for acquisitions            (1,285)       (1,128)     (23,880)
  Proceeds from sale of business              -           1,354           -
  Additions to property, plant and equipment (979)       (3,573)        (432)
                                           -------       -------      ------
Net cash flows used in
 investing activities                      (2,192)       (3,407)     (24,312)
                                           -------       -------      ------

Cash flows from financing activities:
  Issuance of common stock                    181           127        3,001
  Proceeds from bond issue                    -           2,100           -
  Increase (decrease) in short term debt    3,100           -         (1,339)
  (Repayment of) borrowings
   from long term debt                     (2,210)       (4,125)      20,500
  Purchase of treasury stock                 (443)          -           (120)
  Repayment of notes payable
  - related parties                           -             (35)         (15)
                                           -------       -------      ------
Net cash flows provided by (used in)
 financing activities                         628        (1,933)      22,027
                                           -------       -------      ------

Net (decrease) increase in cash
 and cash equivalents                        (701)         (827)       1,528
Cash and cash equivalents
 at the beginning of the year                 701         1,528           -
                                           -------       -------      ------
Cash and cash equivalents
 at the end of the year                   $    -        $   701      $ 1,528
                                           =======       =======      ======

Supplemental disclosures of cash flow information:
 Cash paid during the year for:
  Interest                                $ 2,006       $ 2,143      $   308
  Income taxes, net of refunds            $ 1,295       $ 1,172      $    25


                See notes to consolidated financial statements.









                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS
CompuDyne Corporation ("CompuDyne" or the "Company"), a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996.

CompuDyne operates in three general sectors of the security industry Corrections, Attack Protection and Federal Systems:

Corrections Segment - CompuDyne's Norment Security Group ("Norment" or "NSG"), headquartered in Montgomery, AL, provides physical and electronic security products and services primarily to the corrections industry (jails and prisons) and secondarily to the courthouse, municipal and commercial markets. NSG operates through the following subsidiaries and divisions:

  Norment is a detention contractor, responsible for most installation work on larger projects. Installation will involve hardline (steel security doors, frames, locking devices, etc) and sophisticated electronic security systems including software, electronics, touchscreens, CCTV, perimeter alarm devices, etc. In 2000 Norment introduced its new Maxwall product. Maxwall is a modular steel, concrete filled prefabricated cell construction system, which provides a less expensive alternative to standard cell construction techniques. NSG Regional Offices provide field level design, installation and maintenance of both hardline (physical) and electronic security products. Primary offices are in Hanover, MD, Raleigh, NC, Columbia, SC, Phoenix, AZ, Tucson, AZ, Milwaukee, WI, and Livermore, CA.
  Smaller offices are located in Massachusetts and New Jersey.

  "TrenTech" is an electronic security systems designer, manufacturer and integrator. TrenTech integrates generally available products and software as well as designing proprietary systems such as IDEAS and a video badging system. TrenTech provides systems to Norment for installation.

  "Airteq", supplemented by Norshield Corporation's ("Norshield Security Products" or "Norshield") manufacturing capacity, offers a complete line of locks and locking devices to the corrections industry. Long an industry leader and innovator in pneumatic locking technology, Airteq introduced an innovative new electromechanical sliding device in January 2000, which completes its product line.

  NSG also includes software based control products. CorrLogic develops, installs and maintains the most robust and extensive software in the industry for the management of inmates and other personnel and processes within the courthouse, jail and prison environments. CorrLogic software is designed to handle the country's largest jails, with recent installations including Wayne County (Detroit), MI, Shelby County (Memphis), TN, and Hennepin County (Minneapolis), MN.

  Combined, NSG is the country's largest supplier of physical and electronic security products, integration services and maintenance for jails, prisons and courthouses. Projects range from very small to as large as $20 million. Security maintenance outsourcing contracts range from very small to over $1 million per year and provide for the routine maintenance and emergency repair of sophisticated security control systems and related equipment.

Attack Protection Segment - Norshield is the country's largest manufacturer of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal Reserve buildings, and banks. Norshield's largest customer is the U.S. Department of State, and Norshield is a major supplier of bullet, blast and attack resistant products to U.S. Embassies around the world. Norshield produces an integrated, structurally secure product where the rated protection comes not only from the glass but from the frame and encasement as well. Norshield also manufactures bullet, blast and attack resistant products on an Original Equipment Manufacturer ("OEM") basis for a selected group of corporate clients. Examples of Norshield commercial products include security doors and windows, transaction accessories, cash drawers, guard booths, toll booths, and drive up windows. Norshield also manufactures cell door sliding devices for sale under the Airteq brand. SYSCO has exclusive North American rights to the PC-ADACS (Alarm and Distributed Access Control System) software based system developed by Shorrock Electronics in Engand.
SYSCO also has a proprietary product, SecurLan, which is designed to provide physical protection for Local Area Network conduits and cables for computer networks. Fiber SenSys, Inc., ("FSI") designs and manufactures fiber optic sensors and related systems using optical fiber, priority optics and digital signal processing including a fiber optic network to tie together multiple sensors in a large security system.

Federal Systems Segment - Quanta Systems, Inc., ("Quanta") has been serving the federal government's intelligence community since 1950. Serving the military, government agencies, and state and local customers, Quanta, provides specialty engineering and security services, often of a classified nature. In recent years Quanta has developed and emphasized a special competence in physical and electronic security, which has become its primary focus. Quanta, through its Data Control Systems division, ("DCS"), provides electronic black box manufacturing, tactical systems integrations, and the design and production of proprietary communications products.


2.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries, all of which are wholly-owned. All material inter-company transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain estimates used by management are susceptible to significant changes in the economic environment. These include estimates of percentage-completion on long-term contracts and valuation allowances for contracts accounts receivable and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition - Revenue under cost reimbursable contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts is recognized to the extent of billable rates times hours delivered plus materials expense incurred. Revenue from fixed price contracts is recognized under the percentage of completion method, whereby that portion of the total contract price is recognized based on the percentage of costs incurred to date to total estimated costs. Revisions in revenue, costs, and profit estimates occurring during the course of a contract are reflected from the time the revisions are determined. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenues recognized to date over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date on certain contracts.

Sales of products, unrelated to contract revenue, are recognized as revenue at the time of shipment, which is when title is passed. For services provided under maintenance contracts, revenue is recognized evenly over the life of the contract and expenses are recognized as incurred.

Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers temporary investments with original maturities of three months or less to be cash equivalents.

Inventories - Raw material inventories are valued at the lower of cost or market. Work-in-process represents direct labor, materials and overhead incurred on products not yet delivered. Finished goods are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Inventories are net of obsolescence reserves of $691 thousand and $610 thousand as of December 31, 2000 and 1999, respectively.

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

Capitalized Software   The Company has $2.8 million in capitalized
software. Of this total $1.7 million was from the acquisition of CorrLogic in 1999. During 2000, a reallocation of the purchase price resulted in capitalized software being revalued from $1.5 million to $1.7 million. The software is the base product used in its sales product and is being amortized over 7 years. In addition, the Company capitalized accounting software at Norment totaling $950 thousand in 1999. This software is being amortized over 7 years. The balance of capitalized software is for operational software used at various locations. Accumulated amortization was $708 thousand and $328 thousand at December 31, 2000 and 1999, respectively.

Goodwill   Goodwill related to certain acquisitions is recorded at cost at the date of acquisition and is being amortized using the straight-line method over the estimated useful lives which range from 20 - 25 years. Accumulated amortization was $39 thousand and $6 thousand as of December 31, 2000 and 1999, respectively. Goodwill also includes credit for negative goodwill recorded due to the acquisition of SecurSystems and is being amortized on a straight-line basis over 5 years. Accumulated amortization was $(93) thousand and $(72) thousand at December 31, 2000 and 1999, respectively.

Other Intangible Assets   Other intangible assets consist primarily of
amounts related to the acquisition of Norment and Norshield, including trade names, trademarks, Department of State Certifications, UL listings, patents and ASTM standards. These are amortized on a straight-line basis over periods ranging from 15 to 25 years. Accumulated amortization was $228 thousand and $124 thousand as of December 31, 2000 and 1999, respectively.

Long-Lived Assets   The Company evaluates the carrying value of
long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset.
The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. There were no impairment losses during the years ended December 31, 2000 and 1999.

Income Taxes - The Company follows Statement of Financial Accounting Standards, ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the extent that realization of such assets is more likely than not. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation - The Company continues to account for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees", ("APB No. 25") and has adopted only the disclosure requirements of SFAS No. 123, "Accounting For Stock-Based Compensation", ("SFAS No. 123").

New Accounting Pronouncements   Statement of Financial Accounting
Standards (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including derivatives embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. Management does not expect the adoption of SFAS No. 133 to have a significant impact on its financial position, results of operations, or cash flows of the Company.

In September 2000 the Financial Accounting Standards Board issued Statement No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, a replacement of FASB Statement No. 125". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company will adopt SFAS 140 effective April 1, 2001. Management does not expect the adoption of SFAS 140 will have a significant impact on the financial position, results of operation, or cash flows of the Company.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement.
Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In 2000 options to purchase 114,710 shares of common stock at $8.14 to $8.88 per share were outstanding but were not included in the computation of diluted earnings per common share for 2000 because the options' exercise price was greater than the average market price of the common shares.
In 1999 options to purchase 122,302 shares of common stock at prices ranging from $7.38 to $8.75 per share were outstanding but were not included in the computation of diluted earnings per common share for 1999 because the options' exercise price was greater than the average market price of the common shares. In 1998 options to purchase 303,000 shares of common stock at $4.31 and warrants to purchase 297,924 shares of common stock at $3.25 were outstanding but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares.

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:

                                                              Per Share
                                          Income     Shares     Amount
                                          ------     ------     ------
                                      (in thousands)

Basic earnings per common share
 for the year ended December 31, 2000:
Net income                             $   4,139    5,338,627  $   .78
                                                                 ------
Effect of dilutive stock options                      688,999
                                                    ---------
Diluted earnings per common share
 for the year ended December 31, 2000  $   4,139    6,027,626  $   .69
                                           -----    ---------    ------

Basic earnings per common share
 for the year ended December 31, 1999:
Net income                             $   2,670    5,237,042  $   .51
                                                                 ------
Effect of dilutive stock options                      630,814
                                                    ---------
Diluted earnings per common share
 for the year ended December 31, 1999  $   2,670    5,867,856  $   .46
                                          ------    ---------    ------

Basic earnings per common share
 for the year ended December 31, 1998:
Net income                             $     847    4,166,250  $   .20
                                                                 ------
Effect of dilutive stock options                      177,024
                                                    ---------
Diluted earnings per common share
 for the year ended December 31, 1998  $     847    4,343,274  $   .20
                                          ------    ---------    ------

4.   ACQUISITIONS/DISPOSITIONS OF BUSINESSES

Acquisition of Fiber SenSys, Inc. - On October 31, 2000, CompuDyne entered into and consummated an agreement to acquire all of the capital stock of Fiber SenSys, Inc., ("Fiber SenSys"or "FSI") for $1.65 million in cash. This acquisition has been accounted for by the purchase method of accounting. The purchase price was allocated to the assets acquired based on their estimated fair market values. The financial statements reflect the preliminary allocation of the purchase price and further refinement may be made based on the completion of final studies. The operating results of Fiber SenSys have been included in the Company's results of operations from the date of acquisition.

In conjunction with this acquisition, the following was recorded
 (in thousands):

Fair value of assets acquired     $   911
Goodwill recorded                     739
                                   ------
Cash paid                         $ 1,650
                                   ======

Acquisition of Ackley Dornbach, Inc. - On November 12, 1999, CompuDyne entered into and consummated an agreement to acquire all of the assets of Ackley Dornbach, Inc. The consideration paid for the assets was 15,000 shares of unregistered, legended CompuDyne common stock at a value of $8.00 per share, the fair market value at the time of the acquisition, and the ability to earn an additional 10,000 shares per year over the following three years depending on the profitability of the division. During 2000, the division met those profitability targets and earned an additional 10,000 shares, which will be issued in 2001. This acquisition has been accounted for by the purchase method of accounting. The purchase price was allocated to the net assets acquired based on their estimated fair market values. The operating results of Ackley Dornbach have been included in the Company's results of operations from the date of acquisition.


In conjunction with this acquisition, the following was recorded
 (in thousands):
Fair value of assets acquired       $    904
Goodwill recorded                        830
Fair value of stock issued              (120)
                                     --------
Liabilities assumed                 $  1,614
                                     ========

Disposition of MicroAssembly Systems, Inc. On May 28, 1999 CompuDyne entered into and consummated an agreement to sell all of the assets of MicroAssembly to PENN Engineering & Manufacturing Corp. ("PEM"). The consideration received was $1.4 million in cash and resulted in a gain of $180 thousand.

Acquisition of Correctional Information Systems - On May 27, 1999, (effective April 30, 1999) CompuDyne entered into and consummated an agreement to acquire all of the assets of the Correctional Information Systems, ("CIS") division of BI Incorporated, ("BI"). CorrLogic, Inc. was formed as a new company to operate in the state of Colorado with the old CIS assets. CIS, located in Boulder, Colorado, developed and installs an inmate management software product used in correctional facilities. The consideration paid for the assets was $1.2 million in cash, a five year note in the amount of $1.1 million, at a fixed interest rate of 7.5% and 166,667 shares of unregistered, legended CompuDyne common stock at a value of $7.50 per share, the fair market value at the date of the acquisition. CompuDyne has accounted for this acquisition using the purchase method of accounting. The operating results of CIS have been included in the Company's results of operations from the date of acquisition. The purchase price was allocated to the net assets acquired based on their estimated fair market values.

In conjunction with this acquisition the following was recorded
 (in thousands):

               Fair value of assets acquired          $   7,499
               Fair value of stock issued                (1,250)
               Note payable                              (1,100)
               Cash                                      (1,170)
                                                      ---------
               Liabilities assumed                    $   3,979
                                                      =========

Acquisition of Norment Industries, Inc. and Norshield Corporation - On December 3, 1998, (effective November 28, 1998), CompuDyne entered into and consummated a Stock Purchase Agreement by and between Apogee Enterprises, Inc., ("the seller") and CompuDyne, ("the purchaser") to purchase all of the capital stock of Norment and Norshield from the seller. Norment and Norshield, headquartered in Montgomery, Alabama operate a number of separate businesses which collectively are engaged in the design, manufacture, installation and distribution of locks, bullet resistant glass, metal window surrounds, electronic control systems and similar products that are integrated into detention security systems under the names Norment Industries, Norshield, SESCO, EMSS, Airteq and Trentech. The consideration paid to the seller for the stock of Norment and Norshield was $22.5 million and an additional $1.4 million was paid for acquisition related costs. CompuDyne has accounted for the acquisition of Norment and Norshield using the purchase method of accounting. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The accompanying financial statements include the operations of Norment and Norshield from November 28, 1998, the effective date of acquisition.

In conjunction with the acquisition the following was recorded:

                    Fair value of assets acquired     $ 32,283
                    Cash paid                          (23,880)
                                                       -------
                    Liabilities assumed               $  8,403
                                                       =======

Following are the Company's unaudited pro forma results for 2000 and 1999 assuming the acquisitions of FSI, CIS and Ackley Dornbach as well as the disposition of MicroAssembly had all occurred on January 1, 1999.

(in thousands except for per share data)        2000            1999
                                                ----            ----

    Revenue                                $  132,160       $  117,443
    Net income                             $    4,185       $    2,636
    Earnings per share
     Basic                                 $      .78       $      .50
     Diluted                               $      .69       $      .45

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions and disposition been in effect on January 1, 1999, or of future results of operations.

5.   ACCOUNTS RECEIVABLE

Accounts Receivable consist of the following:
(In thousands)                               December 31,   December 31,
                                                2000           1999
                                                ----           ----

U.S. Government Contracts:
     Billed                                 $    3,129     $    1,433
     Unbilled                                    3,072          2,636
                                                ------         ------
                                                 6,201          4,069

Commercial
     Billed                                     25,126         23,598
     Unbilled                                    5,628          6,568
                                                ------         ------
                                                30,754         30,166
                                                ------         ------
Total Accounts Receivable                       36,955         34,235
Less Allowance for Doubtful Accounts            (1,260)          (402)
                                                ------         ------
Net Accounts Receivable                     $   35,695     $   33,833
                                                ======         ======

Unbilled receivables include retainages of approximately $5.5 million and $6.6 million at December 31, 2000 and 1999, respectively.

Substantially all of the U.S. Government billed and unbilled receivables are derived from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 2000, 1999 and 1998 were approximately $11.8 million, $10.9 million and $7.8 million, respectively, or 8.7%, 9.8% and 24% of the Company's total net sales for the same years. The sales to the U.S. Government were in the Corrections and Federal Systems segments. No other single customer accounted for greater than 10% of the Company's net sales.

Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency, ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any that may result from the government audits. The Company received final approval on their indirect rates for 1997 from DCAA on March 6, 2000. No significant payments or billings were made as a result of the approval of the 1997 rates.

6.   CONTRACTS IN PROCESS

Amounts included in the financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. Summarized below are the components of the amounts:

                                                        December 31,
                                                       (in thousands)
                                                   2000            1999
                                                   ----            ----

Costs and estimated earnings
 on uncompleted contracts                      $  200,793     $  166,346

Less customer progress payments                   202,907        170,560
                                                 --------       --------
                                               $   (2,114)    $   (4,214)
                                                 ========       ========

Included in the statements
 of financial position:

Costs and estimated earnings in excess
 of billings on uncompleted contracts          $    4,318     $    5,284
Billings in excess of contract costs
 and estimated on uncompleted contracts            (6,432)        (9,498)
                                                 --------       --------
                                               $   (2,114)    $   (4,214)
                                                 ========       ========


7.   FINANCING ARRANGMENTS


                                                       December 31,
                                                      (in thousands)
                                                 2000               1999
                                                 ----               ----
Term note, interest at LIBOR
(6.69% at December 31, 2000) plus a fixed
credit spread of 2.0%, collateralized by
virtually all of the Company's assets,
due in quarterly installments which           $  5,475           $  7,375
began on June 30, 1999.
(see the rate swap agreement in Note 8)

Subordinated fixed term 5 year note;
interest at 7.5% payable in annual installments
including principal.                               682              1,138

Industrial revenue bond, interest payable
quarterly at a variable rate of 3.1% to
5.7% (5.2% at December 31, 2000)
Principal payable in quarterly installments
of $35,000.  The bond is collateralized
by a $2.0 million letter of credit and
a bond guarantee agreement.                      1,960              2,100


Subordinated note, interest at a fixed rate
of 13.15% collateralized by virtually all of
the Company's assets, subordinated to the term
note, due in quarterly installments beginning
March 31, 2004.                                  9,000              9,000
                                                ------             ------
    Total long-term debt                        17,117             19,613
    Less amount due within one year              2,685              2,243
                                                ------             ------
                                             $  14,432           $ 17,370
                                               =======             ======

Maturities of long-term debt

Year Ending December 31,                       Amount
                                               ------

2001                                         $ 2,685
2002                                           2,809
2003                                             911
2004                                           2,311
2005                                           7,140

Thereafter                                     1,261
                                              ------
                                           $  17,117
                                              ======

The term note and subordinated note agreements contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, and maximum permitted capital expenditures, and a restriction against paying dividends.

At December 31, 2000, the Company had a $6.5 million secured working capital line of credit, which allowed borrowings against eligible accounts receivable and inventory. The line of credit expires on November 28, 2001 and requires payment in full upon expiration. Of this line, $3.1 million was outstanding and $2.0 million was committed to a letter of credit securing the Industrial Revenue Bond used for the expansion of the Norment/Norshield operations. The interest rate on the working capital line is prime plus .5%. The interest rate as of December 31, 2000 was 10.0%. This line of credit was increased to $10 million on January 11, 2001.

8.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

      Cash and Cash Equivalents - The carrying amounts reported in the balance sheets for cash and cash equivalents approximates fair value.
      Long-Term Debt - The carrying amounts reported in the balance sheet approximate fair value as the amounts are at rates and terms available to the Company at December 31, 2000 and 1999 for borrowings for similar transactions.
      Rate Swap Agreement - The Company entered into an interest rate swap agreement on December 11, 1998 to limit the effect of increases in the interest rates on the floating rate of the term note. The differential is accrued as interest rates change and is recorded in interest expense. The effect of this agreement is to limit the interest rate exposure to 7.55% on $6.75 million of the Company's term loan. The fair value as of December 31, 2000 and 1999 as estimated by dealers was a favorable $50 thousand and $202 thousand, respectively. The agreement expires on December 31, 2001.

9.   INCOME TAXES

The components of the income tax provision (benefit) for the years ended December 31, 2000, 1999, and 1998 are as follows:

   (in thousands)            2000             1999                 1998
                             ----             ----                 ----
   Current              $   1,945          $   889              $   333
   Deferred                  (494)             700                   30
                           ------            -----                -----
                        $   1,451          $ 1,589              $   363
                           ======            =====                =====

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 2000 and 1999 are summarized as follows:

                                                      December 31,
                                               2000                 1999
                                               ----                 ----
  Assets:
Accrued expenses and deferred compensation    $   103            $   123
Tax operating loss carry-forward                  680                748
Tax credit carry-forward                          459                459
Book reserves in excess of tax                  1,075                797
Accrued pension liability                         -                  312
                                                -----              -----
Total deferred assets                           2,317              2,439
  Valuation allowance                            (993)            (1,728)
                                                -----              -----
  Net deferred assets                           1,324                711
  Net deferred liabilities:
Tax depreciation in excess of book depreciation  (262)              (143)
                                               ------             ------
                                              $ 1,062            $   568
                                               ======             ======

The Company established a valuation allowance in accordance with FASB No.109. Through September 30, 2000, the Company determined that a valuation allowance was needed for most of the deferred tax asset. As a result of the Company's continual increase in taxable earnings, and expectations that this trend will continue, the Company has determined that the tax benefits related to a larger share of its deferred tax assets are more likely than not to be realized. Accordingly, the Company has recorded a change in the valuation allowance of $735 thousand. As a result of current earnings, the Company recognized a $2.2 million charge for income taxes. The net effect of the decrease in the valuation allowance and the current year charge for income taxes is a net tax provision of $1.5 million.

At December 31, 2000, the Company and its subsidiaries have net operating loss carry-forwards available to offset future taxable income of approximately $23 million, subject to certain severe limitations. These carry-forwards expire between 2001 and 2010. The utilization of substantially all of these tax loss carry-forwards is limited to approximately $200 thousand each year as a result of the ownership change, which occurred in 1995. The tax effected amount, at December
31, 1999, related to the tax loss carry-forward in excess of the $200 thousand annually that the Company cannot use, was $9.3 million. The tax loss carry-forward and valuation allowance shown above for December 31, 1999 are different than previously reported since they have both been reduced by this amount to conform to the December 31, 2000 presentation. The Company also has carry-forwards available for alternative minimum tax purposes, which do not differ significantly from regular net operating
loss carry-forwards.   The Company also has research and development tax
credits of approximately $459 thousand expiring in 2001 and 2002.

The difference between the statutory tax rate and CompuDyne's effective tax rate are summarized as follows:

                                        2000          1999         1998
                                        ----          ----         ----

Statutory federal income tax rates      34.0%         34.0%        34.0%
State income taxes, net of
  Federal benefit                        4.7           4.0          7.0
Change in valuation allowance          (11.7)           -         (14.5)
Tax effect of NOL utilization           (1.4)         (3.3)          -
Tax effect of non-deductible items        .4           2.6          3.5
                                       ------         ------      ------
   Tax                                  26.0%         37.3%        30.0%
                                       ======         ======      ======

10.  COMMON STOCK AND COMMON STOCK OPTIONS

The Company has various stock option plans. Under these plans, options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable from 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under all plans, there were 149,255 shares of common stock reserved for future grants as of December 31, 2000. Transactions are summarized as follows:

                            Year      Weighted     Year         Year
                           ended       Average    ended        ended
                        December 31,  Exercise  December 31, December 31,
                            2000        Price      1999         1998
                           ------      -------    ------       ------

Outstanding,
 Beginning of Period
   Shares                1,258,026    $  3.50     1,085,574     404,150
   Prices               $2.56-$8.75              $1.50-$4.31 $1.50-$2.81
 Granted
   Shares                  150,908    $  8.14       234,302     694,424
   Prices               $7.38-$8.88              $5.19-$8.75 $2.63-$4.31
 Exercised
   Shares                   60,025    $  2.60        31,150       -
   Prices               $1.63-$6.88              $1.63-$4.31      -
 Expired or Canceled        14,875    $  5.91        30,700      13,000

Outstanding,
 End of Period
   Shares                1,334,034    $  4.04     1,258,026   1,085,574
   Prices               $1.50-$8.88              $2.56-$8.75 $1.50-$4.31
   Options Exercisable     786,985                  734,774     573,448


Exercise prices for options outstanding as of December 31, 2000 ranged from $1.50 to $8.88. The following table provides certain information with respect to stock options outstanding as of December 31, 2000:

                                                            Weighted
Range of Exercise  Number Outstanding  Weighted Average Average Remaining
    Price         at December 31, 2000  Exercise Price  Contractual Life
----------------- -------------------- ---------------- -----------------

$1.50 - 2.00            303,400              $1.55            4.75
$2.00 - 3.00            174,300              $2.59            7.28
$3.00 - 4.00            297,924              $3.25            7.92
$4.00 - 5.00            259,200              $4.31            7.92
$5.19 - 8.88            299,210              $7.96            9.00
                     -----------
                      1,334,034
                     ===========

The following table provides certain information with respect to stock options exercisable at December 31, 2000:

                                                             Weighted
Range of Exercise  Number Exercisable  Weighted Average Average Remaining
    Price         at December 31, 2000  Exercise Price  Contractual Life
----------------- -------------------- ---------------- -----------------

$1.50 - 2.00            279,400              $1.55           4.69
$2.00 - 3.00             92,700              $2.58           7.28
$3.00 - 4.00            297,924              $3.25           7.92
$4.00 - 5.00             88,200              $4.31           7.92
$5.00 - 8.88             28,761              $7.83           8.69
                     -----------
                        786,985
                     ===========

As permitted under SFAS No. 123, the Company continues to account for its employee stock-based compensation plans and options granted under APB No. 25. No compensation expense has been recognized in connection with options, as all significant options have been granted to officers and employees with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company has provided below the additional disclosures specified in SFAS No. 123 for 2000 and 1999. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 2000      1999     1998
                                                 ----      ----     ----

Expected life of option                           10        10        7
Risk-free interest rate                           6%        8%       6%
Expected volatility of CompuDyne stock           85%      109%     109%
Dividend rate                                      0         0        0

Using these assumptions, the fair value of the stock options granted in 2000, 1999 and 1998 is $952,000, $1,200,000 and $2,700,000,
respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation expense been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the following pro forma amounts:

(In thousands except per share data)             2000     1999      1998
                                                 ----     ----      ----

Net Income:
    As reported                                $ 4,139   $ 2,670   $ 847
    Pro forma                                  $ 3,744   $ 2,328   $ 778
Earnings per share:
   As reported                                 $  0.78   $  0.51   $0.20
   Pro forma                                   $  0.70   $  0.45   $0.18

The resulting pro forma compensation cost may not be representative of that expected in future years.

11.  EMPLOYEE BENEFIT PLANS

The Company has established a non-qualified Employee Stock Purchase Plan in October 1999, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's common stock. The Company matches at a rate of 15% of the employee purchase at the market value of the common stock for the monthly purchase period. The Company purchases stock on the open market and distributes the shares to employees individual accounts monthly. Expense for matching contributions to the plan was $36 thousand and $8 thousand for 2000 and 1999, respectively.

The Company has a 401(k) retirement savings plan covering all employees. All employees are eligible to participate in the plan after completing one year of service. Participants may make before tax contributions of up to 15% of their annual compensation, subject to Internal Revenue Service limitations. CompuDyne currently matches 30% of employee contributions up to a maximum of 6% of annual earnings for all Norment/Norshield employees enrolled in the plan. CompuDyne currently matches employee contributions up to the first 2.5% contributed for all other employees enrolled in the plan. Expense for matching contributions to the Plan was $250 thousand, $245 thousand and $128 thousand for 2000, 1999, and 1998, respectively. In connection with the acquisition of FSI, the Company became the sponsor of the FSI 401(k) profit sharing plan, which covers all FSI employees. Employees are eligible to participate after one year of service. Participants may make pre-tax contributions of up to 12% of their annual compensation subject to Internal Revenue Service limitations. CompuDyne currently matches 50% of employee contributions up to a maximum of 6% of employee's annual compensation. Expense for matching contributions to the plan was $2 thousand for the period from October 31, 2000 (date of acquisition) to December 31, 2000.

The Company established a money purchase pension plan covering salaried Norment/Norshield employees. All salaried Norment/Norshield employees are eligible to participate in the plan after one year of service. The Company makes annual contributions of 3% of annual compensation for employees with less than 10 years of service, 4% for 10 to 20 years of service and 5% for 20 years or more of service. Expense related to this plan was $332 thousand in 2000 and $246 thousand in 1999.


12.  COMMITMENTS AND CONTINGENCIES

The Company and certain of its subsidiaries are obligated as lessees under various operating leases for office, distribution, manufacturing and storage facilities.

As of December 31, 2000, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

          Year Ending
          December 31,    Total
          -----------     -----

             2001      $  1,053
             2002         1,014
             2003           663
             2004           545
             2005           212
                         ------
                       $  3,487
                        =======

Rental expense was $1.1 million, $1.1 million and $542 thousand in 2000, 1999, and 1998, respectively.

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Although the total amount of liability with respect to these matters cannot be ascertained, management of the Company believes that any resulting liability will not have a material effect on its financial position or results of future operations.


13.  KOLUX PENSION PLAN

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

                                                        December 31,
                                                   2000             1999
                                                   ----             ----
Reconciliation of Benefit Obligation                   (in thousands)

  Beginning balance                            $    777         $   808
  Interest cost                                       5              52
  Change in assumptions
    December 31                                      73             (10)
  Actuarial gain/loss                                -                8
  Benefits paid                                      (7)            (81)
  Settlement                                       (848)              -
                                                  ------          ------
  Ending balance                               $     -          $   777
                                                  ======          ======

Reconciliation of Fair Value of Plan Assets

  Beginning balance                            $    317         $   328
  Return on assets                                  (26)             (3)
  Contributions by CompuDyne                        564              79
  Benefits paid                                      (7)            (87)
  Settlement                                       (848)              -
                                                  ------          ------
  Ending balance                               $     -          $   317
                                                  ======          ======

Funded Status of Plan   Accrued Pension Cost   $     -          $  (460)
                                                  ======          ======

Net Periodic Cost Recognized

  Service cost                                 $     -          $     6
  Interest cost                                       5              52
  Expected return on assets                          (5)              3
  Recognized gains or losses                         -                -
  Amortization of unrecognized
    net transition (asset) or obligation             -               14
  Loss on settlement                                 75               -
                                                  ------          ------
  Ending balance                               $     75         $    75
                                                  ======          ======

Assumptions on Weighted Average Basis

  Assumed discount rate                       7.0% - 6.5%    7.0% - 6.5%
  Expected long term rate of return on assets     8.0%           8.0%

14.  OPERATING SEGMENT INFORMATION

Segment information has been prepared in accordance with the Statement of Financial Accounting Standards (SFAS) No.131, "Disclosure about Segments of an Enterprise and Related Information", ("SFAS No. 131"). SFAS No. 131 defines "operating segments" to be those components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally desegregates financial information for the purpose of assisting in making internal operating decisions.

During 2000, the Company changed the structure of its internal organization in a manner that caused the composition of its reportable segments to change. Accordingly, the Company has restated the corresponding items of segment information for earlier periods.

The following segment information includes operating information for CompuDyne's three operating segments, Corrections, Attack Protection, and Federal Systems in addition to Corporate activities for each of the years ended December 31, 2000, 1999 and 1998. Also included is operating information from MicroAssembly's Stick-Screw product sales during the period from January 1, 1999 to May 31, 1999 (date of disposal) and for the year ended December 31, 1998, Norment (Corrections segment) and Norshield (Attack Protection segment), are included since their date of acquisition, November 28, 1998, Ackley Dornbach, Inc. (Corrections segment) and since its date of acquisition, November 12, 1999, CorrLogic (Corrections segment) since its date of acquisition, April 30, 1999. and Fiber SenSys, Inc. (Attack Protection segment) since its date of acquisition, October 31, 2000.

                              Revenues                  Gross Margin
                              --------                  ------------
(in thousands)        2000      1999      1998     2000     1999      1998
                      ----      ----      ----     ----     ----      ----

Corrections       $ 92,584  $ 81,795  $ 16,151 $ 17,739 $ 15,829  $  3,323
Attack Protection   23,201    15,827     1,459    5,598    3,560       375
Federal Systems     14,826    13,154    12,535    2,165    1,814     1,892
MicroAssembly          -         670     1,771      -        152       462
CompuDyne Corporate    -         -         -        -        -         -
                    ------    ------    ------   ------   ------    ------
                  $130,611 $ 111,446  $ 31,916 $ 25,502 $ 21,355  $  6,052
                   =======   =======   =======   ======   ======    ======

                      Total Assets, at Year End    Operating Income/(Loss)
                      -------------------------    -----------------------
                      2000      1999      1998     2000     1999      1998
                      ----      ----      ----     ----     ----      ----

Corrections       $ 45,557 $  48,965  $ 40,999 $  5,885 $  4,986  $  1,408
Attack Protection    2,286       295        39    2,103    1,424      (277)
Federal Systems      6,085     4,491     2,197    1,205    1,016       920
MicroAssembly          -         -       1,224      -          4        50
CompuDyne Corporate  4,661     3,696      (889)  (1,703)  (1,386)     (633)
                    ------    ------    -------   ------   ------    ------
                  $ 58,589 $  57,447  $ 43,570 $  7,490 $  6,044  $  1,468
                   =======   =======    =======   ======   ======    ======


                        Capital Expenditures             Depreciation
                        --------------------             ------------
                      2000      1999      1998     2000     1999      1998
                      ----      ----      ----     ----     ----      ----
Corrections       $    788  $  1,491  $    102 $    977 $    869  $     90
Attack Protection      170     1,957        65      281      219        23
Federal Systems          6        84       208       68       90        79
MicroAssembly           -         21        57       -        31        71
CompuDyne Corporate     15        20        -         1        2        -
                    ------   -------    ------   ------   ------    ------
                  $    979  $  3,573  $    432 $  1,327 $  1,211  $    263
                    ======   =======    ======   ======   ======    ======



                                 SCHEDULE II

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
               SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
               YEARS ENDED DECEMBER 31, 2000, 1999, and 1998
                                ($ thousands)

                       Balance at            Charged to             Balance
                       Beginning   Norment   Costs and              at End
                       of Period Acquisition Expenses    Deduction  of Period
                       --------- ----------- ----------  ---------  ---------
Description

Year Ended
December 31, 2000
 Reserve and allowances
 deducted from
 asset accounts:
 Obsolescence reserve
 for inventory         $    610        -          81         -     $     691
 Reserve for
 accounts receivable   $    402        -         939        (81)   $   1,260

Year Ended
December 31, 1999
 Reserve and allowances
 deducted from
 asset accounts:
 Obsolescence reserve
 for inventory         $    615        -          -          (5)   $     610
 Reserve for
 accounts receivable   $    440        -          -         (38)   $     402

Year Ended
December 31, 1998
 Reserve and allowances
 deducted from
 asset accounts:
 Obsolescence reserve
 for inventory         $    313       263         39         -     $    615
 Reserve for
 accounts receivable   $    300        92        236       (188)   $    440



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


                                             COMPUDYNE CORPORATION
                                             ---------------------
                                                (Registrant)


                                             By:/s/  William C. Rock
                                                --------------------
                                                William C. Rock
Dated: March 27, 2001                           Chief Financial Officer



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2001.


/s/Martin A. Roenigk  Director, Chairman,    /s/David W. Clark, Jr. Director
                      President and          David W. Clark, Jr.
Martin A. Roenigk     Chief Executive Officer

/s/ Millard H. Pryor, Jr.  Director             /s/ Alan Markowitz  Director
Millard H. Pryor, Jr.                          Alan Markowitz


/s/ Philip M. Blackmon Director and             /s/ David M. Jones  Director
Philip M. Blackmon     Executive Vice-President David M. Jones


/s/ William C. Rock    Chief Financial Officer
William C. Rock        and Principle Accounting Officer