Form 10-Q
period 2001-03-31
COMPUDYNE CORP
filed 2001-05-15
CIK 22912

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the transition period from __________ to __________


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

      Yes   X                                      NO_____

As of May 14, 2001, a total of 5,058,225 shares of Common Stock, $.75 par value, were outstanding.




                  COMPUDYNE CORPORATION AND SUBSIDIARIES

                                   INDEX

                                                          Page No.
Part I.  Financial Information

Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets - March 31, 2001
   and December 31, 2000 . . . . . . . . . . . . . . . . . . 3-4

   Consolidated Statements of Income -
   Three Months Ended March 31, 2001 and 2000. . . . . . . . . 5

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 2001 and 2000. . . . . . . . . 6

   Notes to Consolidated Financial Statements . . . . . . . 7-10

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. . . 11-12

Item 3. Quantitative and Qualitative Disclosures
        About Market Risks . . . . . . . . . . . . . . . . . .13

Part II.  Other Information . . . . . . . . . . . . . . . . . 14

   Signature. . . . . . . . . . . . . . . . . . . . . . . . . 15




             COMPUDYNE CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                           (unaudited)

                                            March 31,   December 31,
                                              2001         2000
                                              ----         ----
                                                (in thousands)
                                ASSETS
Current Assets
 Accounts receivable, net                     $ 30,371     $ 32,475
 Costs in excess of billings                     8,227        7,738

 Inventories
   Finished goods                                   84           83
   Work in process                               1,235        1,200
   Raw materials and supplies                    3,666        3,506
                                              --------     --------
 Total Inventories                               4,985        4,789
                                              --------     --------

   Deferred tax assets                           1,178        1,178
   Prepaid expenses and other current assets     1,273          712
                                              --------     --------
 Total Current Assets                           46,034       46,892
                                              --------     --------

Property, plant and equipment, at cost
 Land and improvements                             250          250
 Buildings and leasehold improvements            3,263        3,307
 Machinery and equipment                         3,762        4,097
 Furniture and fixtures                          1,009          595
 Automobiles                                       354          383
 Construction in progress                          121           72
                                              --------     --------
                                                 8,759        8,704
    Less:  accumulated depreciation and
           amortization                          2,993        2,654
                                              --------     --------
Net Property, Plant and Equipment                5,766        6,050
                                              --------     --------

Capitalized software, net                        1,989        2,072
Goodwill, net                                    1,396        1,413
Other intangible assets, net                     2,295        2,275
Other assets                                        86           87
                                              --------     --------
Total Assets                                  $ 57,566     $ 58,789
                                              ========     ========

         See Notes to Consolidated Financial Statements



              LIABILITIES AND SHAREHOLDERS' EQUITY
                           (unaudited)

                                           March 31,    December 31,
                                             2001          2000
                                             ----          ----
                                      (in thousands, except share data)
Current Liabilities
  Accounts payable                           $ 12,213      $ 13,670
  Accrued payroll expense                       1,777         2,452
  Other accrued expenses                          186           733
  Billings in excess of contract
    costs incurred                              5,937         6,632
  Income taxes payable                            466           423
  Accrued interest                                 82            60
  Bank line of credit                           4,900         3,100

  Current portion of long term debt             2,811         2,685
                                             --------      --------
    Total Current Liabilities                  28,372        29,755

  Term loan                                     2,475         3,100
  Subordinated notes                            9,512         9,512
  Industrial revenue bond                       1,820         1,820
  Warranty reserves                               530           527
  Deferred tax liabilities                        116           116
  Other liabilities                               173           163
                                             --------      --------
    Total Liabilities                          42,998        44,993
                                             --------      --------
Commitments and Contingencies

Shareholders' Equity
  Common stock, par value $.75 per share:
    15,000,000 shares authorized;
    5,492,691 shares issued at March 31,
    2001 and 5,472,891 shares issued
    at December 31, 2000                        4,120         4,104
  Other capital                                11,894        11,870
  Treasury shares, at cost: 174,752 shares
    at March 31, 2001 and 164,732 shares
    at December 31, 2000                         (866)         (790)
  Accumulated deficit                            (580)       (1,388)
                                             --------      --------
     Total Shareholders' Equity                14,568        13,796
                                             --------      --------
Total Liabilities and Shareholders' Equity   $ 57,566      $ 58,789
                                             ========      ========

         See Notes to Consolidated Financial Statements



             COMPUDYNE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                          (unaudited)

                                                Three Months Ended
                                                      March 31,
                                                2001         2000
                                                ----         ----
                                      (in thousands, except share data)

Net sales                                       $ 29,874     $ 30,561
Cost of sales                                     23,597       24,609
                                                --------     --------
  Gross margin                                     6,277        5,952

Selling, general and administrative expenses       4,428        4,166
Research and development                              47           39
                                                --------     --------
  Operating income                                 1,802        1,747
                                                --------     --------
Other (income) expense
  Interest expense                                   520          499
  Interest income                                     (5)         (23)
  Other income                                        (6)         (45)
                                                --------     --------
    Total other (income) expense                     509          431
                                                --------     --------

Income before income tax provision                 1,293        1,316

Income tax provision                                 485          513
                                                --------     --------
Net income                                      $    808     $    803
                                                ========     ========
Earnings per share:
Basic earnings per share                        $    .15     $    .15
                                                ========     ========
Weighted average number of
common shares outstanding                          5,319        5,333
                                                ========     ========

Diluted earnings per share                      $    .14     $    .13
                                                ========     ========
Weighted average number of
      common shares and equivalents                5,952        6,051
                                                ========     ========

             See Notes to Consolidated Financial Statements


















                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)

                                                Three Months Ended
                                                      March 31,
                                                2001         2000
                                                ----         ----
                                                  (in thousands)
Cash flows from operating activities:
     Net income                                 $   808      $   803

Adjustments to reconcile net income to
  net cash from operations:
    Depreciation and amortization                   493          494
    Deferred income taxes                           -           (287)
    Other, net                                      -            (15)

Changes in assets and liabilities:
  Accounts receivable                             2,104         (179)
  Costs in excess of billings                      (489)         138
  Inventories                                      (196)      (1,100)
  Prepaid expenses and other assets                  (4)         (83)
  Other assets                                     (556)          24
  Accounts payable                               (1,457)         851
  Accrued liabilities                            (1,199)      (1,429)
  Accrued income taxes                               43          291
  Billings in excess of contract costs incurred    (695)         (46)
  Other liabilities                                  13       (1,223)
                                                -------      -------
Net cash flows used in operations                (1,135)      (1,761)
                                                -------      -------
Cash flows from investing activities:
  Additions to intangibles, net                     (74)         (12)
  Additions to property, plant and equipment        (55)        (127)
                                                -------      -------
  Net cash flows used in investing activities      (129)        (139)
                                                -------      -------
Cash flows from financing activities:
  Sale of common stock                               40           99
  Purchase of treasury stock                        (76)         -
  Borrowings on line of credit, net               1,800        1,500
  Repayment of long-term debt                      (500)        (400)
                                                -------      -------
Net cash provided by financing activities         1,264        1,199
                                                -------      -------
Net decrease in cash and cash equivalents           -           (701)
Cash and cash equivalents at beginning of period    -            701
                                                -------      -------
Cash and cash equivalents at end of period      $   -        $   -
                                                =======      =======
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                     $   495      $   482
   Income taxes                                 $   234      $   223

                 See Notes to Consolidated Financial Statements



COMPUDYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CompuDyne Corporation and subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2000 has been derived from the Company's December 31, 2000 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.
It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.

New Accounting Pronouncements:

Statement of Financial Accounting Standards (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS
No. 133 did not have a significant impact on the Company's financial position, results of operations, or its cash flows.

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

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


2.    ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

(dollars in thousands)                         March 31,   December 31,
                                                 2001         2000
                                                 ----         ----
U.S. Government Contracts - Billed               $ 3,874      $ 3,129

Commercial
  Billed                                          22,443       25,126
  Unbilled                                         5,335        5,480
                                                 -------      -------
                                                  27,778       30,606
                                                 -------      -------

          Total Accounts Receivable               31,652       33,735

Less: Allowance for Doubtful Accounts             (1,281)      (1,260)
                                                 -------      -------
Net Accounts Receivable                          $30,371      $32,475
                                                 =======      =======


     3.  COMMON STOCK AND COMMON STOCK OPTIONS


The Compensation and Stock Option Committee ("Committee") granted the following options:

Date of Grant       Number of Shares         Grantee     Market Price
-------------       ----------------         -------     ------------
January 22, 2001        2,000              Non-Employee      $7.875
                                             directors

Date of Grant       Number of Shares         Grantee     Market Price
-------------       ----------------         -------     ------------
March 21, 2001         10,000          Norment Security      $7.75
                                       Group key employee
March 26, 2001         10,000          Fiber SenSys          $7.75
                                       key employee


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

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:

                                                              Per Share
                                        Income     Shares      Amount
                                        ------     ------      ------
                             (dollars in thousands)
Basic earnings per common share
  for the three months ended
  March 31, 2001:
Income available to common
  stockholders                          $ 808      5,318,587   $ .15
Effect of dilutive stock options                     633,018   -----
Diluted earnings per common share                  ---------
  for the three months ended
  March 31, 2001                        $ 808      5,951,605   $ .14
                                        -----      ---------   -----
Basic earnings per common share
  for the three months ended
  March 31, 2000:
Income available to common
  stockholders                          $ 803      5,332,677   $ .15
Effect of dilutive stock options                     717,829   -----
Diluted earnings per common share                  ---------
  for the three months ended
  March 31, 2000                        $ 803      6,050,506   $ .13
                                        -----      ---------   -----







5.      OPERATING SEGMENT INFORMATION

Amounts shown for 2000 for the Corrections segment have been changed since previously reported in order to conform to the new operating segments as defined in 2001.

                   Revenue From              Gross           Operating
                External Customers           Margin        Income/(Loss)
                                  (Three Months ended March 31)

(in thousands)   2001      2000        2001     2000      2001     2000
                 ----      ----        ----     ----      ----     ----
Corrections      $19,278   $21,443     $3,609   $3,617    $1,255  $1,157
Attack Protection  5,466     5,725      1,563    1,324       689     778
Federal Systems    3,750     2,400        564      377       306     155
Public Safety      1,380       993        541      634      (107)     39
CompuDyne Corporate    -         -          -        -      (341)   (382)
                 -------   -------     ------   ------    ------  ------
                 $29,874   $30,561     $6,277   $5,952    $1,802  $1,747
                 =======   =======     ======   ======    ======  ======


6.      SUBSEQUENT EVENTS

Purchase of Company Stock

In April 2001 CompuDyne purchased 99,447 shares of CompuDyne common stock from one current and two former employees upon their exercise of stock options from stock incentive programs. The stock was acquired from these individuals at market prices to provide them with the cash needed pay related income tax liabilities. The stock purchases cost the Company $807,620. This cost was partially offset by a tax savings of approximately $612,000 the Company received resulting from the employees exercising these options.

Purchase of Company Stock from BI, Inc.

On April 30, 2001 CompuDyne purchased 166,667 shares of CompuDyne common stock from BI Inc., which obtained these shares in connection with CompuDyne's acquisition of CorrLogic. The Company paid $7.50 per share in the form of a three year subordinated note bearing interest to be calculated at the prime rate from time to time. The principal is to be paid in three equal annual installments. Interest is payable quarterly.

Tiburon Investment/Acquisition
------------------------------

On May 10, 2001, the Company signed an agreements ("Agreements") to purchase 625,000 shares of common stock in Tiburon, Inc. ("Tiburon"), from certain of its shareholders for $3.0 million in cash. At that time, Tiburon had outstanding 4,729,618 shares of common stock. The Company also agreed to purchase 520,833 newly issued shares of 7.5% cumulative convertible preferred stock of Tiburon for an additional $3.0 million in cash. The acquisition is expected to take place on or about June 15, 2001 and will be funded by borrowings from SunTrust Bank and LaSalle Bank National Association. Pursuant to the Agreements, the Company has an option to be exercised within 18 months of the date of the initial investments to cause the merger of Tiburon into a wholly-owned subsidiary of the Company ("Stage 2"). Prior to the date of the Agreement, the Company had a Cooperative Agreement with Tiburon, which they used to sell certain products and services jointly to certain customers.


In connection with the acquisition of the Tiburon common and preferred shares of stock, the Company entered into an arrangement (the "Arrangement") with William Blair Mezzanine Capital Fund II, L.P.
(the "Shareholder"). The Shareholder owns 1.076 million shares of the Company's common stock and warrants to purchase 297,924 shares of the Company's common stock, and holds a $9 million subordinated note issued by the Company bearing annual interest at 13.15%. The Arrangement allows the Shareholder to put its stock and warrants to the Company if the Company enters into Stage 2 of the Tiburon Agreement or prepays 50% or more of the subordinated note. The put price will be determined by multiplying the Shareholder's fully diluted common equity ownership percentage by the value of the Company's equity, as determined from an appraisal by an independent investment banker, adjusted for certain defined items, in particular, the value of the Company's equity shall not include any effect thereon from the Stage 2 merger. Payment to the Shareholder of the put price may be deferred for up to two years with interest charged at 15% per year. Additionally, at the Shareholder's option, the subordinated note will mature at the earlier of the original maturity date of December 31, 2005, or the completion of Stage 2. The Arrangement becomes effective only if the Company closes on the purchase of the Tiburon common stock and preferred stock.

The Arrangement also provides the Company with a call option on the Shareholder's equity positions. The call option would be exercisable one year after (i) the repayment of 100% of the subordinated note, or
(ii) upon completion of Stage 2. The call option is exercisable on each anniversary of (i) or (ii) above. Upon exercise of the call option the Shareholder's equity would be valued on the same basis as described for the put option except that the effect of the Stage 2 merger will be included in the value of the Company equity. Additionally, a minimum price of $8 per share would be established, with an escalator clause of 10% per year. Finally, if the Shareholder exercises its right to prohibit a board approved investment, the call option can be exercised and the minimum price would not be applicable. The Shareholder may require the subordinated note payble upon the Company's exercise of the call option.




             COMPUDYNE CORPORATION AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Amounts shown for 2000 for the Corrections segment have been changed since previously reported in order to conform to the new operating segments as defined in 2001.

First Quarter 2001 and 2000 Comparison
--------------------------------------

Net sales for the Company were $29.9 million for the first quarter of 2001, a decrease of $687 thousand from $30.6 million for the first quarter of 2000. Sales in the Corrections segment were $19.3 million, a decrease of $2.1 million from $21.4 million in 2000. Net sales for the Attack Protection segment were $5.5 million in the first quarter of 2001, a decrease of $259 thousand from $5.7 million for the same period in 2000. Net sales for the Federal Systems segment increased
$1.3 million to $3.7 million in the first quarter of 2001, from $2.4 million in the same period in 2000. Sales in the Public Safety segment were $1.4 million, an increase of $387 thousand from $1.0 million in 2000.

CompuDyne's gross margin increased $325 thousand in the first quarter of 2001 to $6.3 million, compared to $6.0 million in the first quarter of 2000. The Corrections segment decreased $8 thousand to remain at $3.6 million for the first quarter of 2001 and 2000. The Attack Protection segment increased $239 thousand to $1.6 million for the first quarter of 2001 from $1.3 million for the first quarter of 2000. Gross margin for the Federal Systems segment increased by $187 thousand from $377 thousand in the first quarter of 2000 to $564 thousand in the first quarter of 2001. The Public Safety segment decreased $93 thousand to $541 thousand for the first quarter of 2001 from $634 thousand for the first quarter of 2000.

CompuDyne's selling, general and administrative expenses increased $262 thousand to $4.4 million for the first quarter of 2001 from $4.2 million for the same period in 2000. The Corrections segment was $2.4 million for the first quarter of 2001, a decrease of $106 thousand from $2.5 million for the first quarter of 2000. The Attack Protection segment increased selling, general and administrative expenses by $327 thousand to $874 thousand for the first quarter of 2001, from $546 thousand for the same period in 2000. The Federal Systems segment selling, general and administrative expenses were $211 thousand in the first quarter of 2001, an increase of $29 thousand from $182 thousand in the first quarter of 2000. The Public Safety segment was $649 thousand for the first quarter of 2001, an increase of $53 thousand from $595 thousand for the first quarter of 2000. CompuDyne corporate selling, general and administrative expenses decreased $42 thousand from $383 thousand in the first quarter of 2000 to $341 thousand for the first quarter of 2001. Although there were slight increases and decreases by segment, selling, general and administrative expense was 14.7% of sales in the first quarter of 2001 and 13.7% in the first quarter of 2000.

Research and development costs were $47 thousand for the first quarter of 2001, an increase of $8 thousand from $39 thousand in 2000. All research and development costs were incurred in the Federal Systems segment for current product line improvements.

Interest expense was $520 thousand in the first quarter of 2001, an increase of $21 thousand from $499 thousand in the first quarter of 2000. This is attributable to increased borrowings on the line of credit.

Net income for the first quarter of 2001 was $808 thousand, an increase of $5 thousand from $803 thousand in the first quarter of 2000. Net income for the Corrections segment increased $82 thousand to $460 thousand for the first quarter of 2001 from $378 thousand for the first quarter of 2000. Net income for the Attack Protection segment was $317 thousand for the first quarter of 2001, a decrease of $62 thousand from $379 thousand for the same period in 2000. The Federal Systems segment net income increased $85 thousand to $134 thousand in the first quarter of 2001, from $50 thousand for the first quarter of 2000. Net income(loss) for the Public Safety segment decreased $85 thousand to ($104) thousand for the first quarter of 2001 from ($18) thousand for the first quarter of 2000. Unallocated corporate office costs were $0 in the first quarter of 2001 compared with $15 thousand in the first quarter of 2000.

The Company had a backlog at the end of the first quarter of 2001 of $104 million, a decrease of $11 million from $115 million at the end of the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations through cash flow generated from its operations and bank financing. The Company's liquidity requirements arise from cash to carry its inventory, costs in excess of billings, billed and unbilled receivables and for payments of principal and interest on outstanding indebtedness and acquisitions.


As of March 31, 2001 the Company had working capital of $17.7 million compared with $17.1 million as of December 31, 2000. At March 31, 2001 the Company had a $10 million line of credit of which $6.9 million was being used or was committed.

Net income of $808 thousand in the first quarter of 2001 resulted in cash used in operations of $1.1 million. This compares with net income in the first quarter of 2000 of $803 thousand and cash used in operations of $1.8 million. The primary uses of cash were to pay accounts payable of $1.5 million, and accrued liabilities of $1.1 million. This was partially offset by cash provided by payments from customers on accounts receivable of $2.1 million.

Net cash used in investing activities was $129 thousand in the first quarter of 2001 compared with $139 thousand used in investing activities in the same period of 2000. This was used to acquire certain intangibles and plant, property and equipment.

Net cash provided by financing activities was $1.3 million in the first quarter of 2001 compared with $1.2 million provided in the first quarter of 2000. This included cash provided by borrowings
$1.8 million from the line of credit partially offset by repayment of the term debt of $500 thousand.

The Company anticipates that cash generated from operations and borrowings under the working line of credit will enable the Company to meet its liquidity, working capital and expenditure requirements. The Company however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. As further discussed in note 6 to the financial statements, the Company has signed an agreement to purchase common stock and preferred stock of Tiburon, Inc. for $6.0 million in cash. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated may be paid for with cash or through the issuance of shares of the Company's common stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

CompuDyne used fixed and variable rate notes payable to finance its acquisition of Norment/Norshield. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's line of credit from LaSalle Bank National Association.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2001. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2001.

Financial Instruments by Expected Maturity Date

                  Subject to     Average       Subject to     Average
Year Ending     Variable Rate  Interest Rate   Fixed Rate  Interest Rate
December 31     -------------  -------------   ----------  -------------
Notes Payable:
  2001          $  2,375,000      8.625%       $       -         13.15%
  2002             2,500,000      8.750%               -         13.15%
  2003               600,000      8.850%               -         13.15%
  2004                   -        9.000%         2,000,000       13.15%
  Thereafter             -          -            7,000,000       13.15%
                  ----------                     ---------
  Total         $  5,475,000        -          $ 9,000,000       13.15%

  Fair Value    $  5,475,000        -          $ 9,000,000       13.15%

Year Ending        Variable to      Average Pay         Average Receive
December 31           Fixed            Rate                   Rate
                   -----------      -----------         ---------------

Interest Rate Swaps:
 2001              $  6,750,000        7.08%                8.66%
 2002              $        -            -                    -
 Thereafter        $        -


The Company used a foreign exchange contract to partially hedge its exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract has been completed, no significant exchange risk exists as of March 31, 2001.








                         PART II - OTHER INFORMATION




Item 6 - Exhibits

Exhibit
  (2)(a) 7.5% Cumulative Convertible Preferred Stock Purchase Agreement by and between the Registrant and Tiburon, Inc., dated as of May 10, 2001, is filed herewith.
  (2)(b) Common Stock Purchase Agreement by and among the Registrant, Tiburon, Inc. and certain of its shareholders dated as of May 10, 2001, is filed herewith.
  (2)(c) Agreement and Plan of Merger by and among the Registrant, New Tiburon, Inc. and Tiburon, Inc., dated as of May 10, 2001, is filed herewith.
  (10) First Amendment of Subordinated Loan and Investment Agreement dated as of April 18, 2001, by and between the Registrant and William Blair Mezzanine Capital Funds II, L.P.























                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



COMPUDYNE CORPORATION



Date: May 14, 2001            /s/ William C. Rock
                              -------------------------
                              William C. Rock
                              Chief Financial Officer