Form 10-Q/A
period 2001-03-31
COMPUDYNE CORP
filed 2001-05-17
CIK 22912

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-Q/A



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



This 10-Q Amendment (consisting only of the 10-Q cover page, signature page, Exhibit 2(a) and Exhibit 2(b)) is being filed only for the purposes of including Exhibit 2(a) - the 7.5% Cumulative Convertible Preferred Stock Purchase Agreement and Exhibit 2(b) - the Common Stock Purchase Agreement which were inadvertently excluded from the initial filing on May 15, 2001.




                        PART II - OTHER INFORMATION




Item 6 - Exhibits

Exhibit
    (2)(a) 7.5% Cumulative Convertible Preferred Stock Purchase Agreement by and between the Registrant and Tiburon, Inc., dated as of
         May 10, 2001, is filed herewith.
    (2)(b) Common Stock Purchase Agreement by and among the Registrant, Tiburon, Inc. and certain of its shareholders dated as of May 10, 2001, is filed herewith.
** (2)(c) Agreement and Plan of Merger by and among the Registrant, New
         Tiburon, Inc. and Tiburon, Inc., dated as of May 10, 2001, is filed herewith.
** (10)   First Amendment of Subordinated Loan and Investment Agreement
         dated as of April 18, 2001, by and between the Registrant and William Blair Mezzanine Capital Funds II, L.P.



** Previously filed.


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