Form 10-Q
period 2001-06-30
COMPUDYNE CORP
filed 2001-08-14
CIK 22912

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q



  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001
                                     OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ______________ to ______________

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

           Yes   X                                      NO____

As of August 14, 2001, a total of 5,078,522 shares of Common Stock, $.75 par value, were outstanding.







                  COMPUDYNE CORPORATION AND SUBSIDIARIES

                                   INDEX



                                                               Page No.

Part I.  Financial Information

Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets - June 30, 2001
   and December 31, 2000                                         3-4

   Consolidated Statements of Income -
   Three Months and Six Months Ended June 30, 2001 and 2000        5

   Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 2001 and 2000                         6

   Notes to Consolidated Financial Statements                   7-11

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations          12-15

Item 3. Quantitative and Qualitative Disclosures
        About Market Risks                                        16

Part II.  Other Information                                    17-18

   Signature                                                      19

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                June 30,   December 31,
                                                  2001         2000
                                                --------   -----------
                                                    (in thousands)
                                 ASSETS
Current Assets
 Accounts receivable, net                      $  25,181      $  32,475
 Costs in excess of billings                      12,480          7,738

 Inventories
   Finished goods                                     72             83
   Work in process                                 1,036          1,200
   Raw materials and supplies                      3,440          3,506
                                                   _____          _____
 Total Inventories                                 4,548          4,789
                                                   _____          _____

  Deferred tax assets                              1,178          1,178
  Prepaid expenses and other current assets        1,130            712
                                                   _____          _____
 Total Current Assets                             44,517         46,892
                                                  ------         ------
Property, plant and equipment, at cost
 Land and improvements                               250            250
 Buildings and leasehold improvements              3,016          3,307
 Machinery and equipment                           3,837          4,097
 Furniture and fixtures                            1,030            595
 Automobiles                                         350            383
 Construction in progress                            121             72
                                                   _____          _____
                                                   8,604          8,704
    Less:  accumulated depreciation and
                 amortization                     (3,279)        (2,654)
                                                   _____          _____
Net Property, Plant and Equipment                  5,325          6,050
                                                   -----          -----

Capitalized software, net                          1,886          2,072
Goodwill, net                                      1,383          1,413
Other intangible assets, net                       2,302          2,275
Investment in Tiburon common stock, equity basis   3,047             -
Investment in Tiburon preferred stock              3,033             -
Other assets                                         482             87
                                                   _____         ______
Total Assets                                   $  61,975      $  58,789
                                                  ======         ======

             See Notes to Consolidated Financial Statements

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                             (unaudited)

                                              June 30,     December 31,
                                                2001           2000
                                               ------       ----------
                                       (in thousands, except share data)

Current Liabilities
Accounts payable                            $ 11,075        $  13,670
Accrued payroll expense                        2,652            2,452
Other accrued expenses                           286              733
Billings in excess of contract costs incurred  4,406            6,632
Income taxes payable                              -               423
Accrued interest                                 226               60
Bank line of credit                            4,400            3,100
Current portion of long term debt              3,433            2,685
                                              ------           ------
    Total Current Liabilities                 26,478           29,755

Term loan                                      8,794            3,100
Subordinated notes                            10,175            9,512
Industrial revenue bond                        1,820            1,820
Warranty reserves                                423              527
Deferred tax liabilities                         116              116
Other liabilities                                162              163
                                              ------           ------
   Total Liabilities                          47,968           44,993
                                              ------           ------
Commitments and Contingencies

Shareholders' Equity
 Common stock, par value $.75 per share:
  15,000,000 shares authorized;
  5,521,991 shares issued at June 30, 2001
  and 5,472,891 shares issued at
  December 31, 2000                            4,141            4,104
 Other capital                                12,582           11,870
 Treasury shares, at cost: 457,369 shares
  at June 30, 2001 and 164,732 shares at
  December 31, 2000                           (3,082)            (790)
 Accumulated earnings (deficit)                  366           (1,388)
                                              -------          -------
    Total Shareholders' Equity                14,007           13,796
                                              -------          -------
Total Liabilities and Shareholders' Equity  $ 61,975         $ 58,789
                                              =======          =======

              See Notes to Consolidated Financial Statements


                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)

                                Three Months Ended     Six Months Ended
                                      June 30,             June 30,
                                 2001       2000        2001       2000
                                 ----       ----        ----       ----
                                   (in thousands, except share data)

Net sales                    $ 31,319   $ 33,374    $ 61,193   $ 63,935
Cost of sales                  25,060     27,222      48,657     51,831
                              -------    -------     -------    -------
   Gross margin                 6,259      6,152      12,536     12,104

Selling, general and
administrative expenses         4,368      4,212       8,796      8,378
Research and development            8         50          55         89
                                ------     ------      ------     ------
   Operating income             1,883      1,890       3,685      3,637

Other (income) expense
   Interest expense               549        547       1,069      1,046
   Dividend income                 (8)        -           (8)        -
   Equity in earnings of Tiburon   (7)        -           (7)        -
   Other income                   (70)       (22)        (81)       (90)
                                ------     ------      ------     ------
     Total other (income) expense 464        525         973        956
                                ------     ------      ------     ------

Income before
 income tax provision           1,419      1,365       2,712      2,681

Income tax provision              473        538         958      1,051
                                ------     ------      ------     ------
Net income                   $    946   $    827    $  1,754   $  1,630
                                ======     ======      ======     ======
Earnings per share:
------------------
Basic earnings per share     $    .19   $    .15    $    .34   $    .31
                                ======     ======      ======     ======

Weighted average number of
common shares outstanding       5,130      5,341       5,224      5,341
                                ======     ======      ======     ======

Diluted earnings per share   $    .16   $    .14    $    .30   $    .27
                                ======     ======      ======     ======
Weighted average number of
 common shares and equivalents  5,799      6,050       5,875      6,050
                                ======     ======      ======     ======

             See Notes to Consolidated Financial Statements



                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                 2001              2000
                                                 ----              ----
                                                     (in thousands)

Cash flows from operating activities:
     Net income                               $  1,754         $  1,630

Adjustments to reconcile net income to
  net cash from operations:
     Gain on the sale of property, plant
       and equipment                               (63)              -
     Depreciation and amortization                 926              933
     Deferred income taxes                          -                63
     Equity in earnings of Tiburon                  (7)              -
     Other, net                                     -               (15)

Changes in assets and liabilities:
     Accounts receivable                         7,294              779
     Costs in excess of billings                (4,742)             891
     Inventories                                   241           (1,134)
     Prepaid expenses and other current assets    (418)            (137)
     Other assets                                 (395)             (51)
     Accounts payable                           (2,595)             599
     Accrued expenses                              (81)          (1,185)
     Income taxes payable                         (423)              (6)
     Billings in excess of contract
      costs incurred                            (2,226)              65
     Other liabilities                            (105)          (1,866)
                                                -------          -------
Net cash flows (used in) provided by operations   (840)              566
                                                -------          -------
Cash flows from investing activities:
     Additions to intangibles                     (112)             (16)
     Additions to property, plant and equipment   (232)            (305)
     Proceeds from the sale of property, plant
       and equipment                               395               -
     Purchase of Tiburon common stock           (3,040)              -
     Purchase of Tiburon preferred stock        (3,033)              -
                                                -------          -------
Net cash flows used in investing activities     (6,022)            (321)
                                                -------          -------
Cash flows from financing activities:
     Sale of common stock                          749              124
     Purchase of treasury stock                 (2,292)              -
     Borrowings on line of credit, net           1,300               -
     Proceeds from long-term debt               12,750               -
     Repayment of long-term debt                (5,645)          (1,070)
                                                -------          -------
Net cash provided by (used in)
 financing activities                            6,862             (946)
                                                -------          -------

Net decrease in cash and cash equivalents           -              (701)
Cash and cash equivalents at beginning of period    -               701
                                                -------          -------
Cash and cash equivalents at end of period     $    -           $    -
                                                =======          =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                     $   917          $ 1,075
  Income taxes                                 $   932          $   707



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

New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not adopted such provisions in its June 30, 2001 consolidated financial statements. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the impact such statements will have on its consolidated financial statements.

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability, replaced FASB Statement No. 125". The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS 140 effective April 1, 2001. The adoption of SFAS 140 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.


2. ACCOUNTS RECEIVABLE


Accounts receivable consist of the following:
(dollars in thousands)                       June 30,      December 31,
                                               2001            2000
                                               ----            ----

U.S. Government Contracts - Billed           $  2,685        $  3,129

Commercial
  Billed                                       18,077          25,126
  Unbilled                                      5,728           5,480
                                               ------          ------

                                               23,805          30,606
                                               ------          ------

Total Accounts Receivable                      26,490          33,735

Less: Allowance for Doubtful Accounts          (1,309)         (1,260)
                                               ------          ------
Net Accounts Receivable                      $ 25,181        $ 32,475
                                              =======         =======



















3. COMMON STOCK AND COMMON STOCK OPTIONS

The Compensation and Stock Option Committee ("Committee") granted the following options:


Date of Grant       Number of Shares         Grantee        Market Price
-------------       ----------------         -------        ------------

January 22, 2001          2,000       Non-Employee directors      $7.875
April 11, 2001            1,500       Non-Employee directors      $7.825
June 25, 2001             1,500       Non-Employee directors      $8.200


Date of Grant       Number of Shares         Grantee        Market Price
-------------       ----------------         -------        ------------

March 21, 2001           10,000       Norshield Security Products $7.750
                                            key employee

March 26, 2001           10,000       Fiber SenSys key employee   $7.750

April 3, 2001            10,000       Norshield Security Products $7.625
                                            key employee

May 18, 2001             35,000       Norment Security Group      $8.550
                                            key employees



4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share is computed in a manner consistent with that of basic earnings per share and reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:












                                                               Per Share
                                            Income     Shares    Amount
                                            ------     ------    ------
                                    (dollars in thousands)

Basic earnings per common share for the
  three months ended June 30, 2001:
Income available to common stockholders   $    946    5,129,711  $   .19
                                                                  ------
Effect of dilutive stock options                        669,536
                                                      ---------

Diluted earnings per common share for the
  three months ended June 30, 2001        $    946    5,799,247  $   .16
                                           -------    ---------   ------
Basic earnings per common share for the
  three months ended June 30, 2000:
Income available to common stockholders   $    827    5,341,409  $   .15
                                                                  ------
Effect of dilutive stock options                        708,198
                                                      ---------
Diluted earnings per common share for the
  three months ended June 30, 2000        $    827    6,049,607  $   .14
                                           -------    ---------   ------


Basic earnings per common share for the
  six months ended June 30, 2001:
Income available to common stockholders   $  1,754    5,224,149  $   .34
                                                                  ------
Effect of dilutive stock options                        651,277
                                                      ---------
Diluted earnings per common share for the
  six months ended June 30, 2001          $  1,754    5,875,426  $   .30
                                           -------    ---------   ------

Basic earnings per common share for the
  six months ended June 30, 2000:
Income available to common stockholders   $  1,630    5,341,409  $   .31
                                                                  ------
Effect of dilutive stock options                        708,198
                                                      ---------
Diluted earnings per common share for the
  six months ended June 30, 2000          $  1,630    6,049,607  $   .27
                                           -------    ---------   ------




5. OPERATING SEGMENT INFORMATION

Amounts shown for 2000 for the Corrections segment have been changed since previously reported in order to conform to the new operating segments as defined in 2001.


                      Revenue From           Gross            Operating
                   External Customers        Margin        Income/(Loss)
                   ------------------        ------        -------------
                                    (Six Months ended June 30)

(in thousands)       2001      2000      2001     2000      2001    2000
                     ----      ----      ----     ----      ----    ----

Corrections       $ 38,080  $ 44,509  $  6,931   $ 7,847 $ 2,447 $ 3,028
Attack Protection   11.679    11,470     3,443     2,056   1,608     893
Federal Systems      8,984     5,892     1,160       996     673     502
Public Safety        2,450     2,064     1,002     1,205    (306)     41
CompuDyne Corporate     -         -         -         -     (737)   (827)
                   -------   -------   -------    ------  ------- ------
                  $ 61,193  $ 63,935  $ 12,536   $12,104 $ 3,685 $ 3,637
                   =======   =======   =======    ======  ======= ======




6. ACQUISITIONS OF BUSINESSES

Tiburon Investment/Acquisition
------------------------------

On June 19, 2001, the Company purchased 624,996 shares of common stock of Tiburon, Inc. ("Tiburon"), from certain of Tiburon's shareholders for $3.0 million in cash for a 12.5% ownership interest. The Company also purchased 520,833 newly issued shares of 7.5% cumulative convertible preferred stock of Tiburon for an additional $3.0 million in cash. The acquisition was funded by borrowings from SunTrust Bank and LaSalle Bank National Association. Prior to the date of the purchase of the common and preferred stock, the Company had a Cooperative Agreement with Tiburon, which is used to sell certain products and services jointly to certain customers. Pursuant to the Agreements signed on May 10, 2001 between the Company and Tiburon, the Company has an option to cause the merger of Tiburon into a wholly owned subsidiary of the Company ("Stage 2"). The Company exercised this option on July 9, 2001. Consummation of the Stage 2 merger is subject to the approval of the Company's shareholders, and certain other considerations, including reasonable financing of the Shareholder "put" as described below. If reasonable financing of the Shareholder "put" is not obtained, the Company will not continue with Stage 2. In the Stage 2 merger, the holders of Tiburon common stock will receive Company common stock in exchange for their shares of Tiburon common stock in a ratio determined by dividing the merger price by the value assigned to the Company's common stock below. The merger price (to be paid in shares of Company common stock) for the Tiburon common stock is $4.80 per share plus increments of $0.045 per share for each full month after September 2, 2001 until March 2, 2002, $0.05 per share for each of the next six full months, and $0.075 per share for each full month thereafter until the Stage 2 merger is completed. For purposes of the Stage 2 merger exchange ratio, the Company's common stock has been valued, based on its volume weighted average price reported on the NASDAQ National Market for the sixty days ended July 6, 2001, at $8.6164 per share.

In connection with the acquisition of the Tiburon common and preferred shares of stock, the Company entered into an arrangement (the "Arrangement") with William Blair Mezzanine Capital Fund II, L.P. (the "Shareholder"). The Shareholder owns 1.076 million shares of the Company's common stock, and warrants to purchase 297,924 shares of the Company's common stock, and holds a $9 million subordinated note issued by the Company bearing annual interest at 13.15%. The Arrangement allows the Shareholder to put its stock and warrants to the Company if the Company completes Stage 2 of the Tiburon Agreement or prepays 50% or more of the subordinated note. The put price will be determined by multiplying the Shareholder's fully diluted common equity ownership percentage by the value of the Company's equity, to be determined from an appraisal by an independent appraisal company or by agreement between the Company and the Shareholder, adjusted for certain defined items, in particular, the value of the Company's equity not including any increment from the anticipated Stage 2 merger. Payment to the Shareholder of the put price may be deferred for up to two years with interest charged at 15% per year. Additionally, at the Shareholder's option, the subordinated note will mature at the earlier of the original maturity date of December 31, 2005, or the completion of Stage 2. The Arrangement is now in effect since the Company has exercised its option to complete Stage 2, however, the Shareholder may rescind its put option upon determination of the value of this Company's equity and the put price.

The Arrangement also provides the Company with a call option on the Shareholder's equity positions. The call option would be exercisable one year after (i) the repayment of 100% of the subordinated note, or
(ii) upon completion of Stage 2.   The call option is exercisable on
each anniversary of (i) or (ii) above. Upon exercise of the call option the Shareholder's equity would be valued on the same basis as described for the put option except that the effect of the Stage 2 merger will be included in the value of the Company equity. A minimum price of $8 per share would be established, with an escalator clause of 10% per year. In addition, if the Shareholder exercises its contractual right to prohibit a Company investment approved by the Company's Board of Directors, the call option can be exercised but the minimum price would not be applicable. The Shareholder may require the subordinated note to be repaid upon the Company's exercise of the call option.




7. INVESTMENT IN TIBURON COMMON STOCK

The equity method of accounting is used for the Company's investment in Tiburon common stock because the Company has the ability to exercise significant influence. The Company has included its share of the results of operations of Tiburon from June 19, 2001, the date of acquisition, in the accompanying consolidated statement of income. The amount of equity underlying the Tiburon common stock at the date of acquisition totaled approximately $800 thousand. The difference of approximately $2.2 million is included in the investment balance and is being amortized over 15 years. Summarized financial information for Tiburon at June 30, 2001 and for the year then ended is as follows: total assets $26.0 million; total liabilities $17.0 million; total revenues $41.7 million; and total expenses $41.9 million.

8.  LONG-TERM DEBT

Long-term debt consisted of the following:
(in thousands)


                               June 30, 2001       December 31, 2000
                               -------------       -----------------

Term loan                      $   11,500              $   5,475
Subordinated notes                 10,762                  9,682
Industrial revenue bond             1,960                  1,960
                                 --------                -------
                                   24,222                 17,117
Current maturities                 (3,433)                (2,685)
                                 --------                -------
                               $   20,789              $  14,432
                                 ========                =======


During the three months ended June 30, 2001, the Company obtained an $11.5 million term note, bearing interest at LIBOR plus a fixed credit spread of 2.75%, collateralized by virtually all of the Company's assets, due in quarterly installments beginning on September 30, 2001. The Company used $6 million of the $11.5 million to acquire $3 million in Tiburon common stock and $3 million in Tiburon convertible preferred stock. The remaining $5.5 million was used to pay the existing December 31, 2000 term loan balance.










                  COMPUDYNE CORPORATION AND SUBSIDIARIES
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Amounts shown for 2000 for the Corrections segment have been changed since previously reported in order to conform to the new operating segments as defined in 2001.

Second Quarter 2001 and 2000 Comparison
---------------------------------------

Net sales for the Company were $31.3 million for the second quarter of 2001, a decrease of $2.1 million from $33.4 million for the second quarter of 2000. Sales in the Corrections segment were $18.8 million, a decrease of $4.3 million from $23.1 million in 2000. This decrease is primarily attributable to slower than anticipated output on several projects at Norment due to general construction delays and the better performance in 2000. Net sales for the Attack Protection segment were $6.2 million in the second quarter of 2001, an increase of $468 thousand from $5.7 million for the same period in 2000. This increase is attributable to the addition of sales for the current fiscal year at Fiber SenSys (acquired November 2000), and increased sales at Sysco which were partially offset by decreased sales at Norshield. Net sales for the Federal Systems segment increased $1.7 million to $5.2 million in the second quarter of 2001, from $3.5 million in the same period in 2000. This increase is due to some large task orders awarded to Quanta Systems by an existing customer. Net sales in the Public Safety segment remained consistent at $1.1 million.

CompuDyne's gross margin increased $107 thousand in the second quarter of 2001 to $6.3 million, compared to $6.2 million in the second quarter of 2000. The Corrections segment decreased $907 thousand to $3.3 million for the second quarter 2001 from $4.2 million in 2000 primarily as a result of lower revenues. The Attack Protection segment increased $1.1 million to $1.9 million for the second quarter of 2001 from $731 thousand for the second quarter of 2000. This was due primarily to the addition of Fiber SenSys, and improved gross margin at Sysco and Norshield. Gross margin for the Federal Systems segment decreased by $25 thousand from $620 thousand in the second quarter of 2000 to $595 thousand in the second quarter of 2001. The Public Safety segment decreased $110 thousand to $461 thousand for the second quarter of 2001 from $571 thousand for the second quarter of 2000.

CompuDyne's selling, general and administrative expenses increased $156 thousand to $4.4 million for the second quarter of 2001 from $4.2 million for the same period in 2000. The Corrections segment was $2.1 million for the second quarter of 2001, a decrease of $228 thousand from $2.4 million for the second quarter of 2000. The Attack Protection segment increased selling, general and administrative expenses by $345 thousand to $961 thousand for the second quarter of 2001, from $616 thousand for the same period in 2000. The Federal Systems segment selling, general and administrative expenses were $221 thousand in the second quarter of 2001, a decrease of $3 thousand from $224 thousand in the second quarter of 2000. The Public Safety segment was $659 thousand for the second quarter of 2001, an increase of $90 thousand from $569 thousand for the second quarter of 2000. CompuDyne corporate selling, general and administrative expenses decreased $48 thousand from $444 thousand in the second quarter of 2000 to $396 thousand for the second quarter of 2001. Although there were slight increases and decreases by segment, selling, general and administrative expense was 13.9% of sales in the second quarter of 2001 and 12.6% in the second quarter of 2000 primarily attributable to the inclusion of Fiber SenSys which was acquired in November 2000 and an increase in professional fees.

Research and development costs were $8 thousand for the second quarter of 2001, a decrease of $42 thousand from $50 thousand in 2000. All research and development costs were incurred at Data Control Systems in the Federal Systems segment for current product line improvements.

Interest expense was $550 thousand in the second quarter of 2001, an increase of $3 thousand from $547 thousand in the second quarter of 2000.

Net income for the second quarter of 2001 was $946 thousand, an increase of $119 thousand from $827 thousand in the second quarter of 2000. Net income for the Corrections segment decreased $389 thousand to $424 thousand for the second quarter of 2001 from $813 thousand for the second quarter of 2000. Net income for the Attack Protection segment was $459 thousand for the second quarter of 2001, an increase of $487 thousand from ($28) thousand for the same period in 2000. The Federal Systems segment net income increased $34 thousand to $171 thousand in the second quarter of 2001, from $137 thousand for the second quarter of 2000. Net income (loss) for the Public Safety segment decreased $88 thousand to ($122) thousand for the second quarter of 2001 from ($34) thousand for the second quarter of 2000. Unallocated corporate office costs were $15 thousand in the second quarter of 2001 compared with ($61) thousand in the second quarter of 2000.

Year to Date 2001 and 2000 Comparison
-------------------------------------

Net sales for the Company were $61.2 million for the first half of 2001, a decrease of $2.7 million from $63.9 million for the first half of 2000. Sales in the Corrections segment were $38.1 million, a decrease of $6.4 million from $44.5 million in 2000. Again, this decrease is primarily attributable to slower than anticipated output on several projects at Norment due to general construction delays and the better performance in 2000. Net sales for the Attack Protection segment were $11.7 million in the first half of 2001, an increase of $209 thousand from $11.5 million for the same period in 2000. This increase is attributable to the addition of sales for the current fiscal year at Fiber SenSys (acquired November 2000) , increased sales at Sysco which were partially offset by decreased sales at Norshield. Net sales for the Federal Systems segment increased $3.1 million to $9.0 million in the first half of 2001, from $5.9 million in the same period in 2000. This increase is due to some large task orders awarded to Quanta Systems by an existing customer. Sales in the Public Safety segment were $2.4 million, an increase of $386 thousand from $2.1 million in 2000.

CompuDyne's gross margin increased $432 thousand in the first half of 2001 to $12.5 million, compared to $12.1 million in the first half of 2000. The Corrections segment decreased $915 thousand to $6.9 million for the first half of 2001 from $7.8 million in 2000. The Attack Protection segment increased $1.4 million to $3.4 million for the first half of 2001 from $2.0 million for the first half of 2000. This was due to the addition of Fiber SenSys, and improved gross margin at Sysco and Norshield. Gross margin for the Federal Systems segment increased by $163 thousand from $996 thousand in the first half of 2000 to $1.2 million in the first half of 2001 due to higher revenues. The Public Safety segment decreased $203 thousand to $1.0 million for the first half of 2001 from $1.2 million for the first half of 2000.

CompuDyne's selling, general and administrative expenses increased $418 thousand to $8.8 million for the first half of 2001 from $8.4 million for the same period in 2000 primarily attributable to the inclusion of Fiber SenSys which was acquired in November 2000 and an increase in professional fees. The Corrections segment was $4.5 million for the first half of 2001, a decrease of $334 thousand from $4.8 million for the first half of 2000. The Attack Protection segment increased selling, general and administrative expenses by $672 thousand to $1.8 million for the first half of 2001, from $1.2 million for the same period in 2000. The Federal Systems segment selling, general and administrative expenses were $432 thousand in the first half of 2001, an increase of $26 thousand from $406 thousand in the first half of 2000. The Public Safety segment was $1.3 million for the first half of 2001, an increase of $144 thousand from $1.2 million for the first half of 2000.
CompuDyne corporate selling, general and administrative expenses decreased $5 thousand remaining at $1.6 million.

Research and development costs were $55 thousand for the first half of 2001, a decrease of $34 thousand from $89 thousand in 2000. All research and development costs were incurred in the Federal Systems segment for current product line improvements.

Interest expense was $1.1 million in the first half of 2001, an increase of $23 thousand from $1.0 million in the first half of 2000.

Net income for the first half of 2001 was $1.8 million, an increase of $124 thousand from $1.6 million in the first half of 2000. Net income for the Corrections segment decreased $307 thousand to $884 thousand for the first half of 2001 from $1.2 million for the first half of 2000. Net income for the Attack Protection segment was $776 thousand for the first half of 2001, an increase of $425 thousand from $351 thousand for the same period in 2000. The Federal Systems segment net income increased $119 thousand to $305 thousand in the first half of 2001, from $186 thousand for the first half of 2000. Net income (loss) for the Public Safety segment decreased $174 thousand to ($226) thousand for the first half of 2001 from ($52) thousand for the first half of 2000.
Unallocated corporate office costs were $15 thousand in the first half of 2001 compared with ($45) thousand in the first half of 2000.

The Company had a backlog at the end of the first half of 2001 of $131 million, an increase of $15 million from $116 million at then end of the first half of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations through cash flow generated from its operations and bank financing. The Company's liquidity requirements arise from cash to carry its inventories, costs in excess of billings, billed and unbilled receivables, for payments of principal and interest on outstanding indebtedness and for acquisitions.

As of June 30, 2001 the Company had working capital of $18.0 million compared with $17.1 million as of December 31, 2000. At June 30, 2001 the Company had a $10 million line of credit of which $6.4 million was being used or was committed.

Net income of $1.8 million in the first half of 2001 resulted in cash used in operations of $840 thousand. This compares with net income in the first half of 2000 of $1.6 million and cash provided by operations of $566 thousand. The primary uses of cash were to pay accounts payable of $2.6 million, an increase in costs in excess of billings of $4.7 million and a decrease in billings in excess of costs of $2.2 million. This was partially offset by cash provided by payments from customers on accounts receivable of $7.3 million.

Net cash used in investing activities was $6.0 million in the first half of 2001 compared with $321 thousand used in investing activities in the same period of 2000. The Company used $6.1 million to pay for the investments in Tiburon's common and preferred stock.

Net cash provided by financing activities was $6.9 million in the first half of 2001 compared with $946 thousand used by financing activities the first half of 2000. This included cash provided by borrowings of $1.3 million from the line of credit, net new borrowings totaling $7.1 million, and $2.3 used to purchase treasury stock.

The Company anticipates that cash generated from operations and borrowings under the working line of credit will enable the Company to meet its liquidity, working capital and expenditure requirements. As discussed in Note 6 to the consolidated financial statements, the Company has exercised its option to merge with Tiburon. Currently, the Company expects to acquire Tiburon with the Company's common stock and is seeking financing related to the put option and subordinated note of the Shareholder, if needed. There are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of shares of the Company's common stock.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2001. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2001.


Financial Instruments by Expected Maturity Date

Year Ending          Subject to      Average    Subject to    Average
December 31         Variable Rate Interest Rate Fixed Rate Interest Rate
                    ------------- ------------- ---------- -------------

Notes Payable:
 2001              $  1,492,942       6.75%    $      -          -
 2002                 3,262,552       7.00%        170,583      7.50%
 2003                 3,262,552       7.25%        170,583      7.50%
 2004                 3,262,552       7.50%      2,170,584     12.71%
 Thereafter           3,429,406       7.75%      7,000,000     13.15%
                     ----------                  ---------
 Total             $ 14,710,004        -       $ 9,511,750

 Fair Value        $ 14,710,004        -       $ 9,511,750













Year Ending
December 31      Variable to Fixed  Average Pay Rate  Fixed Receive Rate
                 -----------------  ----------------  ------------------

Interest Rate Swaps:
 2001              $ 10,147,060           4.90%             4.90%
 2002              $  7,441,180           5.15%             4.90%
 2003              $  4,735,300           5.40%             4.90%
 2004              $  2,029,420           5.65%             4.90%
 Thereafter        $       -               -                 -



The Company used a foreign exchange contract to partially hedge its exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract has been completed, no significant exchange risk exists as of June 30, 2001.

                         PART II - OTHER INFORMATION


Item 4   Submission of Matters to a Vote of Security Holders

Proposal #1   Election of Directors.

At the annual meeting on July 18, 2001, the shareholders elected Wade B. Houk Director for a period of two years to expire at the 2003 Annual Meeting. The votes were cast as follows:

      For                  4,244,221
      Against                   -
      Withheld                15,334

At the annual meeting on July 18, 2001, the shareholders elected Martin
A. Roenigk Director for a period of three years to expire at the 2004 Annual Meeting. The votes were cast as follows:

      For                  4,256,093
      Against                   -
      Withheld                 3,462

At the annual meeting on July 18, 2001, the shareholders elected Alan Markowitz Director for a period of three years to expire at the 2004 Annual Meeting. The votes were cast as follows:

      For                  4,255,393
      Against                   -
      Withheld                 4,162

Proposal #2   Ratification of appointment of independent auditors.

At the annual meeting on July 18, 2001, the shareholders approved the appointment of Deloitte & Touche LLP as the independent auditors of the corporation for the fiscal year ending December 31, 2001. The votes were cast as follows:

      For                  4,250,844
      Against                  7,346
      Abstain                  1,365

Proposal #3   Proposed amendment to the articles of incorporation.

At the annual meeting on July 18, 2001, although the Company had received proxies sufficient to approve the amendment of the Company's Articles of Incorporation, management withdrew the proposal for reasons having to do with the timing of filings with the Securities and Exchange Commission.
Proposal #4 Amend the 1996 stock incentive compensation plan for employees.

At the annual meeting on July 18, 2001, the shareholders approved to amend the 1996 Stock Incentive Plan to increase the number of shares of Common Stock, which may be issued or transferred under the Plan upon exercise of options or other rights to 1,200,000 shares. The votes were cast as follows:

      For                   3,444,004
      Against                  39,199
      Abstain                  28,683
      Non-vote                747,669








































                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUDYNE CORPORATION



Date: August 14, 2001                   /s/ William C. Rock
                                        ----------------------------
                                         William C. Rock
                                         Chief Financial Officer