Form 10-Q
period 2001-09-30
COMPUDYNE CORP
filed 2001-11-14
CIK 22912

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001
                                    OR

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


       For the transition period from __________   to ______________

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


           Yes   X                                      NO_____

As of November 14, 2001, a total of 6,551,365 shares of Common Stock, $.75 par value, were outstanding.








                  COMPUDYNE CORPORATION AND SUBSIDIARIES

                                   INDEX




                                                               Page No.

Part I.  Financial Information

  Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets - September 30, 2001
   and December 31, 2000                                          3

   Consolidated Statements of Income -
   Three Months and Nine Months
   Ended September 30, 2001 and 2000                              4

   Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 2001 and 2000                  5

   Notes to Consolidated Financial Statements                    6-10

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                11-14

  Item 3. Quantitative and Qualitative Disclosures               15
   About Market Risks

Part II.  Other Information                                     16-17

   Signature                                                     18

                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                         September 30,     December  31,
                                             2001               2000
                                             ----               ----

                                                  (in thousands)

                     ASSETS
Current Assets
 Accounts receivable, net                  $  29,534        $  32,475
 Contract costs in excess of billings         12,371            7,738
 Inventories                                   5,019            4,789
 Deferred tax assets                           1,178            1,178
 Prepaid expenses and other                    1,386              712
                                               ------           ------
   Total Current Assets                       49,488           46,892
                                               ------           ------
Property, plant and equipment, net             5,821            6,863
Capitalized software, net                      1,081            1,259
Goodwill and other intangible assets, net      3,681            3,688
Investment in Tiburon stock                    6,057               -
Other                                            488               87
                                               ------           ------
   Total Assets                            $  66,616        $  58,789
                                              =======          =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable and accrued liabilities $  18,020        $  17,865
  Billings in excess of contract
   costs incurred                              5,211            6,632
  Bank line of credit                          4,200            3,100
  Current portion of long term debt            4,110            2,685
                                               -----            -----
    Total Current Liabilities                 31,541           30,282

Notes payable                                  9,798            4,920
Subordinated notes                            10,174            9,512
Deferred tax liabilities                         116              116
Other                                             10              163
                                              ------           ------
    Total Liabilities                         51,639           44,993
                                              ------           ------






Commitments and Contingencies

Shareholders' Equity
  Common stock, par value $.75 per share:
   15,000,000 shares authorized; 5,619,891 and
   5,472,891 shares issued at September 30, 2001 and
   December 31, 2000, respectively                   4,215        4,104
  Additional Paid-in-Capital                        12,765       11,870
  Treasury shares, at cost: 477,869 and
   164,732 shares at September 30, 2001
   and  December 31, 2000, respectively             (3,279)        (790)
  Retained earnings (deficit)                        1,276       (1,388)
                                                     -----        -----
     Total Shareholders' Equity                     14,977       13,796
                                                    ------       ------
Total Liabilities and Shareholders' Equity       $  66,616    $  58,789
                                                    ======       ======

              See Notes to Consolidated Financial Statements


































                  COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                               (unaudited)


                                 Three Months Ended   Nine Months Ended
                                    September 30,        September 30,
                                    2001      2000       2001      2000
                                    ----      ----       ----      ----
                                  (in thousands, except per share data)

Net sales                        $  31,354 $  30,430  $ 92,547 $ 94,365
Cost of sales                       25,524    24,307    74,181   76,138
                                    ------    ------    ------   ------
  Gross margin                       5,830     6,123    18,366   18,227

Selling, general and administrative  4,000     4,145    12,796   12,523
Research and development                 7        39        62      129
                                     -----     -----    ------   ------
  Operating income                   1,823     1,939     5,508    5,575

Other (income) expense
  Interest expense                     697       468     1,766    1,514
  Dividend income                      (56)       -        (64)      -
  Equity in earnings of Tiburon         (9)       -        (16)      -
  Other income                        (142)      (42)     (223)    (133)
                                     -----     -----    ------   ------
    Total other (income) expense       490       426     1,463    1,381
                                     -----     -----    ------   ------

Income before income tax provision   1,333     1,513     4,045    4,194

Income tax provision                   423       591     1,381    1,641
                                     -----     -----    ------   ------
Net income                         $   910   $   922  $  2,664  $ 2,553
                                    ======    ======   =======   ======

Earnings per share:
------------------
Basic earnings per share           $   .18   $   .17  $   . 52  $   .48
                                    ======    ======   =======   ======

Weighted average number of
 common shares outstanding           5,077     5,352     5,175    5,346
                                     =====     =====     =====    =====

Diluted earnings per share         $   .16   $   .15  $    .46  $   .42
                                    ======    ======   =======   ======
Weighted average number of
  common shares and equivalents      5,797     6,015     5,849    6,049
                                    ======    ======    ======   ======

               See Notes to Consolidated Financial Statements





                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                     Nine Months Ended
                                                       September 30,
                                                      2001       2000
                                                      ----       ----
                                                       (in thousands)

Cash flows from operating activities:
  Net income                                      $  2,664    $  2,553

Adjustments to reconcile net income to
 net cash from operations:
  Gain on the sale of property, plant and equipment    (67)         -
  Depreciation and amortization                      1,418       1,392
  Deferred income taxes                                 -           63
  Equity in earnings of Tiburon                        (16)         -
  Other, net                                            -          (15)

Changes in assets and liabilities:
  Accounts receivable                                2,941       4,258
  Costs in excess of billings                       (4,633)        (65)
  Inventories                                         (230)         41
  Prepaid expenses and other                          (674)       (272)
  Other assets                                        (400)        (72)
  Accounts payable and accrued liabilities             264      (3,406)
  Billings in excess of contract costs incurred     (1,421)       (216)
  Other liabilities                                   (263)     (1,766)
                                                    ------       -----
Net cash flows (used in) provided by operations       (417)      2,495
                                                    ------       -----

Cash flows from investing activities:
  Additions to intangibles                            (124)        (41)
  Additions to property, plant and equipment          (353)       (724)
  Proceeds from the sale of property, plant
     and equipment                                     399          -
  Purchase of Tiburon stock                         (6,086)         -
                                                    ------       -----
Net cash flows used in investing activities         (6,164)       (765)
                                                    ------       -----
Cash flows from financing activities:
  Sale of common stock                               1,006         138
  Purchase of treasury stock                        (2,489)       (209)
  Borrowings on line of credit, net                  1,100          -
  Proceeds from long-term debt                      12,750          -
  Repayment of long-term debt                       (5,786)     (1,710)
                                                    ------      ------
Net cash provided by (used in) financing activities  6,581      (1,781)
                                                    ------      ------

Net decrease in cash and cash equivalents               -          (51)
Cash and cash equivalents at beginning of period        -          701
                                                    ------      ------
Cash and cash equivalents at end of period        $     -     $    650
                                                    ======      ======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                                        $  1,342    $  1,531
  Income taxes                                    $  1,065    $  1,003


            See Notes to Consolidated Financial Statements







                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2000 has been derived from the Company's December 31, 2000 audited financial statements. Certain information and note disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 and its subsequent reports on Form 10-Q.

New Accounting Pronouncements:

During October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and replaces accounting and reporting provisions of APB Opinion No. 30, "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business and Extraordinary , Unusual and Infrequently Occurring Events and Transactions," as it relates to the disposal of a segment of a business. SFAS No. 144 requires the use of a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations, by requiring those long-lived assets to be measured at the lower of carrying amount or fair value less costs to dispose. The impairment recognition and measurement provisions of SFAS No. 121 were retained for all long-lived assets to be held and used with the exception of goodwill. The Company will adopt this standard on January 1, 2002. Management has not yet determined the impact that the adoption of this statement will have on the Company's financial statements.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS 141 and SFAS 142 and has not yet determined the impact that adoption of such statements will have on its consolidated financial statements.

In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liability", replaced SFAS Statement No. 125. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The Company adopted SFAS 140 effective April 1, 2001. The adoption of SFAS 140 did not have any impact on the financial position, results of operations, or cash flows of the Company.

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.




2. ACCOUNTS RECEIVABLE


Accounts receivable consist of the following:
(in thousands)                            September 30,    December 31,
                                              2001            2000
                                              ----            ----

U.S. Government Contracts - Billed         $  2,080        $   3,129

Commercial
  Billed                                     22,165           25,126
  Unbilled                                    6,423            5,480
                                             ------           ------
                                             28,588           30,606
                                             ------           ------
       Total Accounts Receivable             30,668           33,735

Less: Allowance for Doubtful Accounts        (1,134)          (1,260)
                                             ------           ------
Accounts Receivable, net                   $ 29,534        $  32,475
                                             ======           ======


3. COMMON STOCK OPTIONS

During the nine months ended September 30, 2001, the Company granted 13,000 options to non-employee directors at prices ranging from $7.825 to $16.63 per share, and 112,500 options to employees at prices ranging from $7.625 to $8.55 per share. Option prices were at the market value of the stock on the grant date.




















4. OPERATING SEGMENT INFORMATION

Amounts shown for 2000 for the Corrections segment have been reclassified to be consistent with the way the Company's segments are classified in 2001.



                     Revenue From                          Operating
                  External Customers   Gross Margin      Income/(Loss)
                  ------------------   ------------      -------------
                           (Nine Months ended September 30)
                                     (in thousands)
                    2001      2000     2001     2000      2001    2000
                    ----      ----     ----     ----      ----    ----
Corrections       $ 57,809 $ 63,421 $ 10,317  $ 11,443 $ 4,094  $ 4,291
Attack Protection   17,266   17,604    4,980     3,344   2,213    1,535
Federal Systems     14,011    9,436    1,747     1,512   1,051      798
Public Safety        3,461    3,904    1,322     1,928    (545)     148
CompuDyne Corporate     -        -        -         -   (1,305)  (1,197)
                     -----    -----    -----     -----  ------    -----
                  $ 92,547 $ 94,365 $ 18,366  $ 18,227 $ 5,508  $ 5,575
                    ======   ======   ======    ======  ======   ======



5. EARNINGS PER SHARE

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

The following is a reconciliation of the amounts used in calculating basic and diluted earnings per common share:
















                                                               Per Share
                                        Income        Shares     Amount
                                        ------        ------     ------
                               (dollars in thousands)

Basic earnings per common share for the
  three months ended September 30, 2001:
Income available to common stockholders  $   910     5,076,652  $   .18
Effect of dilutive stock options                       720,842
                                                       -------

Diluted earnings per common share for the
  three months ended September 30, 2001  $   910      5,797,494  $   .16
                                           -----      ---------    -----

Basic earnings per common share for the
  three months ended September 30, 2000:
Income available to common stockholders  $   922     5,351,827  $   .17
Effect of dilutive stock options                       663,571
                                                     ---------
Diluted earnings per common share for the
  three months ended September 30, 2000  $   922     6,015,398  $   .15
                                           -----     ---------    -----

Basic earnings per common share for the
  nine months ended September 30, 2001:
Income available to common stockholders  $ 2,664     5,174,983  $   .52
Effect of dilutive stock options                       674,466
                                                     ---------
Diluted earnings per common share for the
  nine months ended September 30, 2001   $ 2,664     5,849,449  $   .46
                                           -----     ---------    -----

Basic earnings per common share for the
  nine months ended September 30, 2000:
Income available to common stockholders  $ 2,553     5,345,898  $   .48
Effect of dilutive stock options                       703,193
                                                     ---------
Diluted earnings per common share for the
  nine months ended September 30, 2000   $ 2,553     6,049,091  $   .42
                                           -----     ---------    -----








6. PROPOSED MERGER WITH TIBURON

Tiburon Investment/Acquisition
------------------------------
On June 19, 2001, the Company purchased 624,996 shares of common stock of Tiburon, Inc. ("Tiburon"), from certain of Tiburon's shareholders for $3.0 million in cash which represents a 12.5% ownership interest. The Company also purchased 520,833 newly issued shares of 7.5% cumulative convertible preferred stock of Tiburon for an additional $3.0 million in cash. These purchases were made pursuant to agreements (the "Agreements") entered into on May 10, 2001. These share purchases were funded by bank borrowings. Prior to the date of the purchase of the common and preferred stock, the Company had a Cooperative Agreement with Tiburon enabling the companies to sell certain products and services jointly to certain customers. Pursuant to the Agreements, the Company has an option to cause the merger of Tiburon into a wholly owned subsidiary of the Company ("Stage 2"). The Company exercised this option on July 9, 2001. Consummation of the Stage 2 merger is subject to the approval of the Company's shareholders, and certain other considerations. In the Stage 2 merger, the holders of Tiburon common stock will receive Company common stock in exchange for their shares of Tiburon common stock in a ratio determined by dividing the merger price by the value assigned to the Company's common stock. The merger price (to be paid in shares of Company common stock) for the Tiburon common stock is $4.80 per share plus increments of $0.045 per share for each full month after September 2, 2001, until March 2, 2002, $0.05 per share for each of the next six full months and $0.075 per share for each full month thereafter until the Stage 2 merger is completed. For purposes of the Stage 2 merger exchange ratio, the Company's common stock has, pursuant to the Agreements, been valued, based on its volume weighted average price reported on the NASDAQ National Market for the sixty days ended July 6, 2001, at $8.6164 per share.

In connection with the acquisition of the Tiburon common and preferred shares of stock, the Company entered into an arrangement (the "Arrangement") with William Blair Mezzanine Capital Fund II, L.P. (the "Shareholder"). The Shareholder owned 1.076 million shares of the Company's common stock and warrants to purchase 297,924 shares of the Company's common stock and held a $9 million subordinated note issued by the Company bearing annual interest at 13.15%. The Arrangement allowed the Shareholder to put its stock and the shares underlying its warrants to the Company if the Company completed Stage 2 of the Tiburon Agreement. The put price was to be determined by agreement between the Company and the Shareholder. The Arrangement became effective when the Company exercised its option to complete Stage 2. On October 29, 2001 the Company repaid all of the Shareholder's outstanding subordinated debt and arranged for the sale of the Shareholder's outstanding stock and shares underlying its warrants (See note 9).






7. INVESTMENT IN TIBURON COMMON STOCK

The Company's investment in Tiburon common stock is accounted for using the equity method since the Company has the ability to exercise significant influence over the operations of Tiburon. The Company has included its share of the results of operations of Tiburon from June 19, 2001, the date of acquisition, in the accompanying consolidated statement of income. The amount of equity underlying the Tiburon common stock at the date of acquisition totaled approximately $800 thousand. The difference of approximately $2.2 million is included in the investment balance and is being amortized over 15 years.


8. LONG-TERM DEBT

Long-term debt consists of the following:


                               September 30, 2001     December 31, 2000
                               ------------------     -----------------
                                             (in thousands)

Note payable to bank               $   11,500               $  5,475
Subordinated notes                     10,762                  9,682
Industrial revenue bond                 1,820                  1,960
                                      -------                -------
                                       24,082                 17,117
Current maturities                     (4,110)                (2,685)
                                      -------                -------
                                   $   19,972               $ 14,432
                                      =======                =======


In June 2001, the Company obtained an $11.5 million bank borrowing, bearing interest at LIBOR plus a variable margin, collateralized by virtually all of the Company's assets, due in quarterly installments beginning on September 30, 2001. The Company used $6 million of the $11.5 million to acquire $3 million in Tiburon common stock and $3 million in Tiburon convertible preferred stock. The remaining $5.5 million was used to repay the existing note payable.

9. SUBSEQUENT EVENT - SALE OF COMMON STOCK

On October 29, 2001 the Company completed the sale of 1.076 million new common shares in a Private Investment to Public Equity transaction. The stock was sold at a price of $12.00 per share which netted the Company approximately $12.0 million in new equity capital after fees and expenses.

In this same transaction, the Company also arranged for the sale of approximately 1.37 million CompuDyne common shares and shares underlying warrants owned by William Blair Mezzanine Capital Partners II, L.P.
(the "Shareholder"). As a result of this transaction the Shareholder realized approximately $12.8 million, and by agreement with the Shareholder, the Company realized approximately $2.5 million in net capital proceeds. In addition, the Company realized approximately $1.0 million from the exercise of the Shareholder warrants. The Company utilized the proceeds of this offering to retire the $9 million, 13.15% subordinated note held by the Shareholder and to pay down other bank debt. Since the $9 million subordinated debt was repaid prior to its maturity, the Company incurred a $270 thousand (3%) prepayment fee.


                COMPUDYNE CORPORATION AND SUBSIDIARIES
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Amounts shown for 2000 for the Corrections segment have been reclassified for comparative purposes.

Third Quarter 2001 and 2000 Comparison
--------------------------------------

Net sales for the Company were $31.4 million for the third quarter of 2001, an increase of $1.0 million from $30.4 million for the third quarter of 2000. Sales in the Corrections segment were $19.7 million, an increase of $817 thousand from $18.9 million in 2000. Net sales for the Attack Protection segment were $5.6 million in the third quarter of 2001, a decrease of $547 thousand from $6.1 million for the same period in 2000. This change is attributable to the addition of sales for the current fiscal year at Fiber SenSys (acquired November 2000), and increased sales at Sysco which were offset by decreased sales at Norshield. Net sales for the Federal Systems segment increased $1.5 million to $5.0 million in the third quarter of 2001, from $3.5 million in the same period in 2000. This increase is due to some large task orders awarded to Quanta Systems by an existing customer. Net sales in the Public Safety segment decreased $829 thousand from $1.8 million in 2000 to $1.0 million in 2001.

CompuDyne's gross margin decreased $292 thousand in the third quarter of 2001 to $5.8 million, compared to $6.1 million in the third quarter of 2000. The Corrections segment decreased $210 thousand to $3.4 million for the third quarter 2001 from $3.6 million in 2000. The Attack Protection segment increased $248 thousand to $1.5 million for the third quarter of 2001 from $1.3 million for the third quarter of 2000. This was due primarily to the addition of Fiber SenSys. Gross margin for the Federal Systems segment increased by $72 thousand from $516 thousand in the third quarter of 2000 to $588 thousand in the third quarter of 2001. The Public Safety segment decreased $402 thousand to $320 thousand for the third quarter of 2001 from $722 thousand for the third quarter of 2000.

CompuDyne's selling, general and administrative expenses decreased $144 thousand to $4.0 million for the third quarter of 2001 from $4.1 million for the same period in 2000. The Corrections segment was $1.7 million for the third quarter of 2001, a decrease of $594 thousand from $2.3 million for the third quarter of 2000. The Attack Protection segment increased selling, general and administrative expenses by $285 thousand to $931 thousand for the third quarter of 2001, from $646 thousand for the same period in 2000. The Federal Systems segment selling, general and administrative expenses were $202 thousand in the third quarter of 2001, an increase of $22 thousand from $180 thousand in the third quarter of 2000. The Public Safety segment was $560 thousand for the third quarter of 2001, a decrease of $55 thousand from $615 thousand for the third quarter of 2000. CompuDyne corporate selling, general and administrative expenses increased $197 thousand from $371 thousand in the third quarter of 2000 to $568 thousand for the third quarter of 2001. Although there were slight increases and decreases by segment, selling, general and administrative expense was 12.8% of sales in the third quarter of 2001 and 13.6% in the third quarter of 2000.

Interest expense was $697 thousand in the third quarter of 2001, an increase of $229 thousand from $468 thousand in the third quarter of 2000. This increase is primarily a result of higher levels of borrowings to fund the purchase of shares of Tiburon, Inc.

Net income for the third quarter of 2001 was $910 thousand, a decrease of $12 thousand from $922 thousand in the third quarter of 2000. Net income for the Corrections segment increased $223 thousand to $665 thousand for the third quarter of 2001 from $442 thousand for the third quarter of 2000. Net income for the Attack Protection segment was $258 thousand for the third quarter of 2001, a decrease of $38 thousand from $296 thousand for the same period in 2000. The Federal Systems segment net income increased $47 thousand to $170 thousand in the third quarter of 2001, from $123 thousand for the third quarter of 2000. Net income for the Public Safety segment decreased $217 thousand to a loss of $188 thousand for the third quarter of 2001 from $28 thousand for the third quarter of 2000. Unallocated corporate office costs were $6 thousand in the third quarter of 2001 compared with $33 thousand in the third quarter of 2000.

Year to Date 2001 and 2000 Comparison
-------------------------------------

Net sales for the Company were $92.5 million for the first nine months of 2001, a decrease of $1.8 million from $94.4 million for the first nine months of 2000. Sales in the Corrections segment were $57.8 million, a decrease of $5.6 million from $63.4 million in 2000. This decrease is primarily attributable to slower than anticipated output on several projects at Norment due to temporary construction delays by the Customers. Net sales for the Attack Protection segment were $17.3 million in the first nine months of 2001, a decrease of $338 thousand from $17.6 million for the same period in 2000. Net sales for the Federal Systems segment increased $4.6 million to $14.0 million in the first nine months of 2001, from $9.4 million in the same period in 2000. This increase is due to some large task orders awarded to Quanta Systems by an existing customer. Sales in the Public Safety segment were $3.5 million, a decrease of $444 thousand from $3.9 million in 2000.

CompuDyne's gross margin increased $139 thousand in the first nine months of 2001 to $18.4 million, compared to $18.2 million in the first nine months of 2000. The Corrections segment decreased $1.1 million to $10.3 million for the first nine months of 2001 from $11.4 million in 2000. The Attack Protection segment increased $1.6 million to $5.0 million for the first nine months of 2001 from $3.3 million for the first nine months of 2000. This was due to the addition of Fiber SenSys, and improved gross margin at Sysco and Norshield. Gross margin for the Federal Systems segment increased by $235 thousand from $1.5 million in the first nine months of 2000 to $1.7 million in the first nine months of 2001 due to higher revenues. The Public Safety segment decreased $605 thousand to $1.3 million for the first nine months of 2001 from $1.9 million for the first nine months of 2000.

CompuDyne's selling, general and administrative expenses increased $274 thousand to $12.8 million for the first nine months of 2001 from $12.5 million for the same period in 2000 primarily attributable to the inclusion of Fiber SenSys which was acquired in November 2000. The Corrections segment was $6.2 million for the first nine months of 2001, a decrease of $928 thousand from $7.1 million for the first nine months of 2000. The Attack Protection segment increased selling, general and administrative expenses by $958 thousand to $2.8 million for the first nine months of 2001, from $1.8 million for the same period in 2000. The Federal Systems segment selling, general and administrative expenses were $634 thousand in the first nine months of 2001, an increase of $48 thousand from $586 thousand in the first nine months of 2000. The Public Safety segment was $1.9 million for the first nine months of 2001, an increase of $89 thousand from $1.8 million for the first nine months of 2000. CompuDyne corporate selling, general and administrative expenses increased $107 thousand from $1.2 million in 2000 to $1.3 million in 2001.

Research and development costs were $62 thousand for the first nine months of 2001, a decrease of $67 thousand from $129 thousand in 2000. All research and development costs were incurred in the Federal Systems segment for current product line improvements.

Interest expense was $1.8 million in the first nine months of 2001, an increase of $252 thousand from $1.5 million in the first nine months of 2000.

Net income for the first nine months of 2001 was $2.7 million, an increase of $112 thousand from $2.5 million in the first nine months of 2000. Net income for the Corrections segment decreased $83 thousand to $1.5 million for the first nine months of 2001 from $1.6 million for the first nine months of 2000. Net income for the Attack Protection segment was $1.0 million for the first nine months of 2001, an increase of $387 thousand from $647 thousand for the same period in 2000. The Federal Systems segment net income increased $166 thousand to $475 thousand in the first nine months of 2001, from $309 thousand for the first nine months of 2000. Net income (loss) for the Public Safety segment decreased $390 thousand to ($414) thousand for the first nine months of 2001 from ($24) thousand for the first nine months of 2000. Unallocated corporate office costs were $21 thousand in the first nine months of 2001 compared with ($12) thousand in the first nine months of 2000.

The Company had a backlog at September 30, 2001 of $131 million, an increase of $14 million from $117 million at September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations through cash flow generated from its operations and bank financing. The Company's liquidity requirements arise from cash to carry its inventories, costs in excess of billings, billed and unbilled receivables, for payments of principal and interest on outstanding indebtedness and for acquisitions.

As of September 30, 2001 the Company had working capital of $17.9 million compared with $16.6 million as of December 31, 2000. At
September 30, 2001 the Company had a $10 million line of credit of which $6.0 million was being used or was committed.

Net income of $2.7 million in the first nine months of 2001 resulted in cash used in operations of $417 thousand. This compares with net income in the first nine months of 2000 of $2.6 million and cash provided by operations of $2.5 million. The primary uses of cash were for the increase in contract costs in excess of billings of $4.6 million and decrease in billings in excess of costs of $1.4 million. This was partially offset by cash provided by payments from customers on accounts receivable of $2.9 million.

Net cash used in investing activities was $6.1 million in the first nine months of 2001 compared with $765 thousand used in investing activities in the same period of 2000. The Company used $6.0 million to purchase Tiburon's common and preferred stock.

Net cash provided by financing activities was $6.6 million in the first nine months of 2001 compared with $1.8 million used by financing activities the first nine months of 2000. In 2001, this included cash provided by borrowings of $1.1 million from the line of credit, net new borrowings totaling $7.0 million, and $2.5 million used to purchase treasury stock.

The Company anticipates that cash generated from operations and borrowings under its bank lines will enable the Company to meet its liquidity, working capital and expenditure requirements. As discussed in
Note 6 to the consolidated financial statements, the Company has exercised its option to merge with Tiburon subject to the approval of the Company's shareholders and certain other considerations. The merger price is to be paid in shares of the Company's common stock.

The Company has approved an approximately $3 million capital expansion program for the Company's Bullet, Blast and Attach protection division as a result of a significant increase in inquiries, and the anticipated order flow resulting from the events of September 11. These capital expenditures will be funded from the cash generated from the Company's operations and borrowings under its bank lines.

On October 29, 2001 the Company completed the sale of 1.076 million new common shares in a Private Investment to Public Equity transaction. The stock was sold at a price of $12.00 per share which netted the Company approximately $12.0 million in new equity capital after fees and expenses.

In this same transaction, the Company also arranged for the sale of approximately 1.37 million CompuDyne common shares and shares underlying warrants owned by William Blair Mezzanine Capital Partners II, L.P.
(the "Shareholder"). As a result of this transaction the Shareholder realized approximately $12.8 million, and by agreement with the Shareholder, the Company realized approximately $2.5 million in net capital proceeds. In addition, the Company realized approximately $1.0 million from the exercise of the Shareholder warrants. The Company utilized the proceeds of this offering to retire the $9 million, 13.15% subordinated note held by the Shareholder and to pay down other bank debt. Since the $9 million subordinated debt was repaid prior to its maturity, the Company incurred a $270 thousand (3%) prepayment fee.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowings under the Company's bank line of credit.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2001. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2001.











Financial Instruments by Expected Maturity Date

Year Ending     Subject to        Average      Subject to     Average
December 31    Variable Rate   Interest Rate   Fixed Rate  Interest Rate
               -------------   -------------   ----------  -------------

Notes Payable:
 2001          $  5,552,942        6.75%       $ 9,000,000     13.15%
 2002             3,262,552        7.00%           170,583      7.50%
 2003             3,262,552        7.25%           170,583      7.50%
 2004             3,262,552        7.50%           170,584      7.50%
 Thereafter       3,429,406        7.75%                -         -
                  ---------                      ---------
  Total        $ 18,770,004                    $ 9,511,750

 Fair Value    $ 18,770,004                    $  9,511,750



Year Ending
December 31   Variable to Fixed     Average Receive Rate  Fixed Pay Rate
              -----------------     --------------------  --------------

Interest Rate Swaps:

 2001            $ 10,147,060              2.59%               4.90%
 2002            $  7,441,180              3.50%               4.90%
 2003            $  4,735,300              4.00%               4.90%
 2004            $  2,029,420              4.90%               4.90%
 Thereafter      $         -                 -                   -


The Company used a foreign exchange contract to partially hedge its exposure to exchange rate risk related to one firmly committed sales contract. The foreign exchange contract was entered into for non-trading purposes and was matched to the underlying transaction and did not constitute speculative or leveraged positions independent of this exposure. As most of this contract has been completed, no significant exchange risk exists as of September 30, 2001.









                         PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

Proposal #1   Election of Directors

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

Proposal #2   Ratification of appointment of independent auditors

At the annual meeting on July 18, 2001, the shareholders approved the appointment of Deloitte & Touche LLP as the independent auditors of the corporation for the fiscal year ending December 31, 2001. The votes were cast as follows:
      For                  4,250,844
      Against                  7,346
      Abstain                  1,365

Proposal #3   Proposed amendment to the articles of incorporation

At the annual meeting on July 18, 2001, although the Company had received proxies sufficient to approve the amendment of the Company's Articles of Incorporation, management withdrew the proposal for reasons having to do with the timing of filings with the Securities and Exchange Commission.

Proposal #4   Amend the 1996 stock incentive compensation plan for
employees.

At the annual meeting on July 18, 2001, the shareholders approved an amendment of the 1996 Stock Incentive Plan to increase the number of shares of Common Stock, which may be issued or transferred under the Plan upon exercise of options or other rights to 1,200,000 shares. The votes were cast as follows:

      For                   3,444,004
      Against                  39,199
      Abstain                  28,683
      Non-vote                747,669



Item 6 -- Exhibits and Reports on Form 8-K.
           (a) Exhibits:
               (3)(ii) By-Laws of the Registrant as amended by the
                       Board of Directors on October 16, 2001.
                       Attached hereto.
           (b) Reports on Form 8-K.
               None.

                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPUDYNE CORPORATION




Date: November 14, 2001                /s/ Geoffrey F. Feidelberg
                                       --------------------------
                                       Geoffrey F. Feidelberg
                                       Chief Financial Officer