Form 10-K405
period 2001-12-31
COMPUDYNE CORP
filed 2002-03-29
CIK 22912

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended DECEMBER 31, 2001
                                 OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

        As of March 26, 2002, a total of 6,687,065 shares of Common Stock, $.75 par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the average of the bid and asked prices on the Nasdaq National Market on March 26, 2002 was approximately $55.5 million.
                            (see ITEM 5).

Documents incorporated by reference: Portions of the Prospectus/Proxy Statement included on Form S-4 relating to the 2002 Annual Meeting of Shareholders and the Current Report on Form 8-K filed on March 25, 2002, are incorporated in Part III.
















































                                 PART I
ITEM 1.  BUSINESS

Description of Business
-----------------------
CompuDyne Corporation ("CompuDyne" or the "Company"), a Nevada corporation, incorporated in Pennsylvania on December 8, 1952, changed its state of incorporation to Nevada on May 8, 1996. CompuDyne Corporation is a leading provider of products and services to the Public Security market. We operate in four (4) specific segments in this marketplace: Corrections, Attack Protection, Federal Systems and Public Safety.

Our Corrections segment is headquartered in Montgomery, Alabama and is known to the trade as Norment Security Group. This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. Norment serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. In 2001, Norment received its first order for its newly introduced MaxWall product. MaxWall is a modular steel, concrete filled prefabricated cell construction system. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. In 2001, the Company was awarded a contract for 1,100 MaxWall cells to be installed in a new high-rise jail being constructed in downtown Phoenix, Arizona. By utilizing our MaxWall product, the jail owner was able to reduce the project size by over 30,000 square feet and thus remove one full floor from the jail. Norment, through a network of regional offices provides field level design, installation and maintenance of both physical and electronic security products.

Included in our Corrections segment is our Trentech line which designs, manufactures and integrates electronic security systems. Trentech integrates generally available products and software as well as designing its own proprietary systems. Trentech has developed a sophisticated proprietary video badging system, which has become the virtual standard for the United States Air Force and has been installed at over 200 US Air Force facilities throughout the world.

The Corrections segment also manufactures a complete line of locks and locking devices under the brand name Airteq. We are an industry leader in pneumatic and electro-mechanical sliding devices used in the corrections industry.

Our Attack Protection segment is the country's largest manufacturer of bullet, blast and attack resistant windows and doors designed for high-level security applications such as embassies, courthouses, Federal Reserve buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection presently available. We are the premiere provider of Level 8 security products, the highest rating level of commercial security products. Existing product installations number in the thousands and range from the Middle East to the White House to the corner drug store. Additionally, this division is finalizing plans to manufacture pop-up barrier security systems. The Attack Protection segment's largest customer to date is the United States Department of State. We are the largest supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. The product manufactured is an integrated and structurally secure product where the rated protection comes not only from the glass but also from the frame and encasement, which are specifically designed to become integral parts of the structure into which they are to be installed. We also manufacture our attack resistant windows and doors as an Original Equipment Manufacturer (OEM). As an OEM, our products are ultimately sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items.

In addition, the Attack Protection segment manufactures a highly sophisticated fiber optic system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition it has been installed to guard the perimeters of numerous private estates and other similar properties. A related product is our SecurLan product, which protects data lines from physical intrusion using a fiber optic technology similar to our Fiber SenSys technology.

Our Federal Systems segment is known as Quanta Systems Corporation.
This segment has been serving the federal government's security needs since 1952. Its customer base includes military, governmental agencies, and state and local governmental units. Federal Systems provides turnkey systems integration of public security and safety systems. We are classic security integrators. We specialize in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

Our Public Safety segment currently consists of our subsidiary known to the industry as CorrLogic, Inc.. This company is a leading developer of inmate management and institutional medical software systems. We specialize in the development, implementation and support of complex, integrated inmate management software systems that improve the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

We are expanding our offerings in the Public Safety sector through our strategic investment in Tiburon, Inc., ("Tiburon") and our planned full acquisition of Tiburon. Tiburon provides sophisticated software products that serve the command and control and records management systems for law enforcement, fire and rescue, corrections and justice environments. Tiburon is a market leader in the development, implementation and support of public safety and justice automation systems worldwide since 1980. With more than 350 systems supporting over 1,000 agencies, Tiburon is a leader in public safety and justice solutions.

On June 19, 2001, we purchased 624,996 shares of common stock of Tiburon from Tiburon's shareholders for $3.0 million, representing a 12.5% ownership interest. We also purchased 520,833 newly issued shares of 7.5% cumulative convertible preferred stock of Tiburon for an additional $3.0 million. When converted, this preferred stock represents an additional 10.3% ownership interest. On January 25, 2002, we entered into a First Amendment to the Merger Agreement with Tiburon whereby upon the satisfaction of certain conditions, including shareholder ratification, obtaining financing satisfactory to us and other conditions, we agreed to purchase all of the remaining issued and outstanding common shares as well as any warrants or preferred shares for a combination of CompuDyne stock and cash. The cash consideration, which is primarily at our discretion will be for between 35% and 50% of the Tiburon common shares, warrants and preferred shares and is calculated at $4.80 per Tiburon share plus increments of $.045 per share for each full month between September 2, 2001 until March 2, 2002 and $.05 per share per month thereafter (the "Cash Consideration"). The stock consideration, payable in the form of CompuDyne common shares, which is primarily at our discretion will be between 50% and 65% of the Tiburon shares, warrants and preferred shares and is determined by applying an exchange ratio and is calculated by dividing the cash consideration by $11.00. Assuming the transaction was to close in the later part of May 2002, the exchange ratio for the stock consideration would be $5.17/$11.00 or .47 shares of CompuDyne stock for each share of Tiburon stock exchanged for CompuDyne stock. Assuming 50% of Tiburon's shares are exchanged for cash consideration and 50% are exchanged for stock consideration, then we would purchase the shares of Tiburon we don't already own for approximately $12 million in cash and 1.2 million shares of CompuDyne stock.

At December 31, 2001 the Company had approximately $118 million in backlog.

Direct sales to the U.S. Government for the years ended December 31, 2001, 2000, and 1999 were approximately $21.4 million, $11.8 million and $10.9 million, respectively, or 16.8%, 9.0% and 9.8% of the Company's total net sales for the respective years.

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

General Information
-------------------

The Company purchases most of the parts and raw materials used in its products from various suppliers. The primary raw materials used in the manufacturing of its products are electronic components and steel or aluminum sheets, stampings and castings. These materials are generally available from a number of different suppliers. While the bulk of such raw material is purchased from relatively few sources of supply, the Company believes that alternative sources are readily available.

There is no significant seasonality in CompuDyne's business.

At December 31, 2001, the Company had 716 permanent employees. None of the permanent employees are subject to collective bargaining agreements. The Corrections Segment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2001, 99 of these temporary employees were covered under collective bargaining agreements.

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

At December 31, 2001 the Corrections segment leased primary facilities for engineering, assembly and administration including Alabama -- 62,075 square feet, California -- 15,795 square feet, Oregon -- 30,327 square feet, Maryland -- 9,500 square feet, Arizona -- 4,000 square feet, North Carolina -- 1,800 square feet and Wisconsin -- 5,200 square feet.

At December 31, 2001 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama -- 136,703 square feet. This facility is encumbered by an Industrial Revenue Bond. The Attack Protection segment also leases 6,466 square feet of office/warehouse space in Oregon. The Company is purchasing and outfitting a new 75,000 square foot facility in Montgomery, Alabama to increase capacity of the Attack Protection segment.

At December 31, 2001 the Federal Systems segment leased primary facilities for engineering, assembly and administration in Maryland -- 18,090 square feet.

At December 31, 2001 the Public Safety segment leased primary facilities for engineering, and administration in Colorado -- 15,378 square feet.

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

The Company has been served over the past several years with a number of New York, New Jersey and Pennsylvania lawsuits involving asbestosis related personal injury and death claims in which York-Shipley, Inc., (a former subsidiary of CompuDyne, Inc.) and/or CompuDyne Corporation and/or CompuDyne, Inc., (an inactive subsidiary) is a defendant. The complaints against CompuDyne, Inc. have been referred to the trustee in bankruptcy for CompuDyne, Inc. The Company itself has been named as a defendant more frequently in 1999, 2000 and 2001 in New York state litigation and has advised its insurers of each of these cases for which the insurers are providing a defense pursuant to agreement with the Company, subject to reservation of rights by the insurer. The insurers have advised that claims in such litigation for punitive damages and intentional conduct are not covered. The Company cannot ascertain the total amount of potential liability with respect to these matters, but does not believe that any such liability should have a material effect on its financial position, future operations or future cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 25, 2002, the Company filed a Proxy Statement/Prospectus requesting its shareholders to consider and vote on a proposal to approve and adopt the Agreement and Plan of Merger, dated as of May 10, 2001, as amended by the First Amendment to the Agreement and Plan of Merger, dated as of January 25, 2002, by and among CompuDyne, New Tiburon, Inc., a wholly owned subsidiary of CompuDyne, and Tiburon, Inc., the merger of Tiburon into New Tiburon, and other transactions contemplated by the Merger Agreement, as described in the Proxy Statement/Prospectus filed with the Securities and Exchange Commission on Form S-4.





































                               PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information regarding market, market price range and dividend information appearing under "Common Stock Market Prices" on the last page of the Company's 2001 Annual Report to Stockholders which is included in the Current Report on Form 8-K filed on March 25, 2002, is herein incorporated by reference.

As of March 26, 2002, there were approximately 1,713 registered holders of record of CompuDyne's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The information regarding selected financial data for the fiscal years 1997 through 2001, under the heading "Selected Financial Data -
CompuDyne" on page 11 of Form S-4 filed with the Securities and Exchange Commission on March 25, 2002, is herein incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and results of Operations" on pages 18 through 27 of the Company's Annual Report to Stockholders which is included in the Current Report on Form 8-K filed on March 25, 2002, is herein incorporated by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------
CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's loan from PNC Bank and SunTrust Bank.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2001. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2001. Note 10 to the consolidated financial statements contains descriptions of the Company's notes payable and should be read in conjunction with the table below.







      Financial Instruments by Expected Maturity Date


Year Ending December 31       2002         2003        2004       2005
                              ----         ----        ----       ----
Notes Payable:
   Variable rate ($)     $ 2,223,335  $2,223,335  $ 8,803,332 $  140,000
   Average interest rate       4.5%         5.0%        6.0%       6.0%
   Fixed rate ($)        $   170,583  $  170,583  $  170,583  $     -
   Average interest rate       7.5%         7.5%        7.5%        -

Year Ending December 31        Thereafter        Total       Fair Value
                               ----------        -----       ----------
Notes Payable:
   Variable rate ($)          $ 1,260,000    $ 14,650,002   $14,650,002
   Average Interest Rate            6.0%              -             -
   Fixed rate ($)             $       -      $    511,750   $   511,750
   Average Interest Rate              -             7.5%          7.5%


Year Ending December 31      2002         2003         2004        2005
                             ----         ----         ----       ----
Interest Rate Swaps:
   Variable to Fixed ($) $ 2,705,880 $ 2,705,880  $ 2,705,880 $2,705,880
     Average pay rate         4.90%       4.90%        4.90%      4.90%
     Average receive rate     2.00%       3.00%        4.00%      5.00%

Year Ending December 31        Thereafter        Total       Fair Value
                               ----------        -----       ----------
Interest Rate Swaps:
   Variable to Fixed ($)      $    -       $ 10,823,520   $   (214,665)
     Average pay rate              -              -             -
     Average receive rate          -              -             -

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of CompuDyne Corporation at December 31, 2001 and December 2000, and for each of the three years in the period ended December 31, 2001, and the Report of Independent Auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 31, 2001 which is included in the Current Report on Form 8-K filed on March 25, 2002, are herein incorporated by reference from Registrants 2001 Annual Report to Stockholders, on pages 28 through 33 and page 50.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding Directors and Executive Officers appearing
under the heading "Proposal Three   Election of Directors" on pages 70
through 72 and "Executive Officers" on page 73 of Form S-4 filed with the Securities and Exchange Commission on March 25, 2002 is incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information regarding Executive Compensation appearing under the heading "Executive Compensation and Other Transactions with Management" on pages 74 and 75 of Form S-4 filed with the Securities and Exchange Commission on March 25, 2002 is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information regarding Security Ownership of Certain Beneficial Owners and Management appearing under the heading "Beneficial Ownership of Common Stock" on page 76 of Form S-4 filed with the Securities and Exchange Commission on March 25, 2002 is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

The information regarding Certain Relationships and Related Transactions appearing under the heading "Certain Relationships and Related
Transactions" on page 77 of Form S-4 filed with the Securities and Exchange Commission on March 25, 2002 is incorporated by reference.

















                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  Financial Statements

   (1) The financial statements listed in the accompanying index to financial statements are incorporated by reference from CompuDyne's Current Report on Form 8-K filed with the Securities and Exchange
Commission on March 25, 2002.

   (2) Schedule II - Schedule of valuation and qualifying accounts

(b)  Reports on Form 8-K

     A Current Report on Form 8-K regarding the placement of a $25 million credit facility with PNC Bank, N.A., dated November 20, 2001 and filed November 21, 2001.

     A Current Report on Form 8-K regarding the completion of the sale of approximately 1.08 million new common shares in a Private
     Investment Public Equity ("PIPE") transaction, dated and filed October 29, 2001.

     A Current Report on Form 8-K setting forth supplemental financial and other information to its Form 10-K Annual Report for the year ended December 31, 2000, dated and filed October 10, 2001.

     A Current Report on Form 8-K announcing the agreement to the sale of approximately 1.08 million new common shares in a Private
     Investment Public Equity ("PIPE") transaction, dated and filed October 9, 2001.

(c)  Exhibits

     The Exhibits listed on the index below are filed as a part of this Annual Report.

               COMPUDYNE CORPORATION AND SUBSIDIARIES
                   INDEX TO FINANCIAL STATEMENTS

                              (Item 14(a)(1))

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 2001 and 2000

    Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999


    Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

    The consolidated financial statements listed above are incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 25, 2002


                              (Item 14(a)(2))

Schedule II - Valuation and Qualifying

    Accounts for the Years Ended December  31, 2001, 2000 and 1999







































INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of CompuDyne Corporation
Hanover, Maryland


We have audited the consolidated  financial statements of CompuDyne
Corporation and   its subsidiaries (the "Company") as of December 31,
2001 and 2000, and for each of the   three years in the period ended
December 31, 2001, and have issued our report thereon dated February 12, 2002; such report has previously been filed as part of the Company's Annual Report for the year ended December 31, 2001 included in the Current Report on Form 8-K dated March 25, 2002. Our audits also included the financial statement schedule of CompuDyne Corporation and its subsidiaries, listed in the accompanying index at Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
McLean, Virginia
February 12, 2002




























                             SCHEDULE II

               COMPUDYNE CORPORATION AND SUBSIDIARIES
            SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
            YEARS ENDED DECEMBER 31, 2001, 2000, and 1999
                            ($ thousands)

                                 Balance   Charged
                                   at      to Costs            Balance at
                                Beginning    and                 End of
Description                     of Period  Expenses  Deduction   Period
-----------                     ---------  --------  ---------   ------

Year Ended December 31, 2001
 Reserve and allowances deducted
 from asset accounts:
  Obsolescence reserve for
   inventory                  $    691        -        (306)    $   385
  Reserve for accounts
   receivable                 $  1,260        -        (166)    $ 1,094

Year Ended December 31, 2000
 Reserve and allowances deducted
 from asset accounts:
  Obsolescence reserve for
   inventory                  $    610        81         -      $   691
  Reserve for accounts
   receivable                 $    402       939        (81)    $ 1,260

Year Ended December 31, 1999
 Reserve and allowances deducted
 from asset accounts:
  Obsolescence reserve for
   inventory                  $    615        -          (5)    $   610
  Reserve for accounts
   receivable                 $    440        -         (38)    $   402














                          COMPUDYNE CORPORATION
                            INDEX TO EXHIBITS
                              (Item 10(c))

2(A).   Agreement and Plan of Merger dated as of May 10, 2001 by and among CompuDyne Corporation, Tiburon, Inc. and New Tiburon, Inc., herein incorporated by reference to Exhibit 2(c) of Registrant's Quarterly Report on Form 10-Q filed May 15, 2001.

2(B).   First Amendment to Agreement and Plan of Merger dated as of
January 25, 2002 by and among CompuDyne Corporation, Tiburon, Inc. and New Tiburon, Inc., herein incorporated by reference to Exhibit 2(B) of Registrant's Registration Statement on Form S-4 dated March 25, 2002.

3(A).   Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996, herein incorporated by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

3(B).   Amendment to the Articles of Incorporation of CompuDyne
Corporation increasing the number of authorized common shares filed with the Secretary of the State of Nevada on February 16, 2001, herein incorporated by reference to exhibit 3(B) to Registrants 10-K filed March 27, 2001.

3(C).   Agreement and Plan of Merger dated May 8, 1996, herein
incorporated by reference to Registrant's 10-K filed March 31, 1997.

3(D).   By-Laws, as amended through January 28, 1997 and as presently in effect, herein incorporated by reference to Exhibit 3(C) to Registrant's 10-K filed March 31, 1997.

10 (A). CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated July 17, 2001 for its 2001 Annual Meeting of
Shareholders.

10 (B). Credit Agreement dated November 16, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10(B) to Registrant's 8-K filed November 21, 2001.

10 (C).* First Amendment to Credit Agreement dated December 19, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders.

10 (D). 1996 Stock Non-Employee Director Plan, herein incorporated by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.



10 (E). Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

21.*    Subsidiaries of the Registrant.

23.*    Independent Auditors' Consent

99. Registrant's Registration Statement dated March 25, 2002, herein incorporated by reference to Registrant's Form S-4 filed on March 25, 2002.

*   Filed herewith.





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

                                        COMPUDYNE CORPORATION
                                        ---------------------
                                          (Registrant)


                                By: /s/  Geoffrey F. Feidelberg
                                        -----------------------
                                        Geoffrey F. Feidelberg
Dated: March 29, 2002                   Chief Financial Officer






















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


/s/ Martin A. Roenigk     Director, Chairman, President
---------------------      and Chief Executive Officer
Martin A. Roenigk


/s/ David W. Clark, Jr.     Director
-----------------------
David W. Clark, Jr.


/s/ Millard H. Pryor, Jr.   Director
-------------------------
Millard H. Pryor, Jr.


/s/ Alan Markowitz          Director
------------------
Alan Markowitz


/s/ Philip M. Blackmon      Director and
----------------------      Executive Vice-President
Philip M. Blackmon


/s/ Wade B. Houk            Director
----------------
Wade B. Houk


/s/ Geoffrey F. Feidelberg  Chief Financial Officer
--------------------------
Geoffrey F. Feidelberg