Form 10-Q
period 2002-03-31
COMPUDYNE CORP
filed 2002-05-15
CIK 22912

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                               FORM 10-Q



  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002
                                OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to ______________

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

           Yes   X                                      NO
               _____                                       _____

As of  May 15, 2002, a total of 6,706,646 shares of Common Stock,
               $.75 par value, were outstanding.





                  COMPUDYNE CORPORATION AND SUBSIDIARIES

                                   INDEX







Part I.  Financial Information

Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets   March 31, 2002
   and December 31, 2001

   Consolidated Statements of Operations -
   Three Months Ended March 31, 2002 and 2001

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 2002 and 2001

   Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures
   About Market Risks

Part II.  Other Information

   Signature




















                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


                                                 March 31,  December 31,
                              ASSETS               2002        2001
                                                 --------   -----------
                                                 (dollars in thousands)
Current Assets
   Cash and cash equivalents                     $ 1,130     $    296
   Accounts receivable, net                       32,804       34,188
   Contract costs in excess of billings           14,193       14,564
   Inventories                                     6,292        6,243
   Deferred tax assets                               843          843
   Prepaid expenses and other                      1,796        2,093
                                                  ------       ------
         Total Current Assets                     57,058       58,227

Property, plant and equipment, net                 8,678        7,322
Goodwill and other intangible assets, net          3,717        3,753
Investment in affiliated company                   6,075        6,076
Deferred tax asset                                   542          570
Other                                                507          483
                                                  ------       ------
         Total Assets                            $76,577     $ 76,431
                                                  ======       ======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities    $  19,288     $ 21,929
   Billings in excess of contract costs incurred   5,439        6,504
   Current portion of notes payable                2,394        2,394
                                                  ------       ------
         Total Current Liabilities                27,121       30,827

Notes payable                                     14,593       11,593
Subordinated notes payable                         1,175        1,175
Other                                                128          199
                                                  ------       ------
         Total Liabilities                        43,017       43,794
                                                  ------       ------

Commitments and contingencies

Shareholders' Equity
   Preferred stock, 2,000,000 shares authorized
   and unissued                                       -           -

   Common stock, par value $.75 per share: 15,000,000 shares authorized; 7,158,134 and 7,133,334 shares issued at at March 31, 2002 and December 31, 2001, respectively

                                                   5,368       5,350
   Additional paid-in-capital                     28,058      27,976
   Retained earnings                               3,485       2,704
   Accumulated other comprehensive loss              (72)       (114)
   Treasury stock, at cost; 477,869 shares at
     March 31, 2002 and December 31, 2001         (3,279)     (3,279)
                                                  ------      ------
     Total Shareholders' Equity                   33,560      32,637
                                                  ------      ------
     Total Liabilities and Shareholders' Equity $ 76,577    $ 76,431
                                                 =======     =======


         The accompanying notes are an integral part of these consolidated financial statements.




































                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                           2002                  2001
                                           ----                  ----
                                    (in thousands, except per share data)

Net sales                              $   30,490            $  29,874
Cost of goods sold                         24,495               23,597
                                           ------               ------
Gross profit                                5,995                6,277

Selling, general and administrative         4,519                4,428
Research and development                        7                   47
                                           ------               ------
Operating income                            1,469                1,802
                                           ------               ------
Other expense  (income)
  Interest expense                            313                  520
  Interest income                              (4)                  (5)
  Dividends                                   (57)                  -
  Equity earnings in affiliated company         1                   -
  Other income                                 (2)                  (6)
                                           ------               ------
    Total other expense                       251                  509
                                           ------               ------

Income before income taxes                  1,218                1,293
Income taxes                                  437                  485
                                           ------               ------
Net income                             $      781            $     808
                                           ======               ======
Earnings per share:
Basic earnings per share               $      .12            $     .15
                                           ======               ======
Weighted average number of common
shares outstanding                          6,673                5,319
                                           ======               ======

Diluted earnings per share             $      .11            $     .14
                                           ======               ======
Weighted average number of common
shares and equivalents                      7,246                5,952
                                           ======               ======

        The accompanying notes are an integral part of these consolidated financial statements.

                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    2002            2001
                                                    ----            ----
                                                       (in thousands)
Cash flows from operating activities:
     Net income                                  $   781         $   808

Adjustments to reconcile net income to
 net cash used in operations:
  Depreciation and amortization                      405             493
  Equity earnings in affiliated company                1              -
  Gain from disposition of property, plant
    and equipment                                     (2)             -

Changes in assets and liabilities:
  Accounts receivable                              1,384           2,104
  Contract costs in excess of billings               371            (489)
  Inventories                                        (49)           (196)
  Prepaid expenses and other current assets          297              (4)
  Other assets                                       (24)           (556)
  Accounts payable and accrued liabilities        (2,643)         (3,330)
  Billings in excess of contract costs incurred   (1,065)           (695)
  Other liabilities                                   (1)             13
                                                  -------         -------
Net cash flows used in operating activities         (545)         (1,852)
                                                  -------         -------
Cash flows from investing activities:
     Additions to intangibles                         -              (74)
     Additions to property, plant and equipment   (1,725)            (55)
     Proceeds from sale of property, plant
      and equipment                                    4              -
                                                  -------         -------
Net cash flows used in investing activities       (1,721)           (129)
                                                  -------         -------
Cash flows from financing activities:
  Issuance of common stock                           100              40
  Purchase of treasury stock                          -              (76)
  Borrowings of bank notes                         3,000           1,800
  Repayment of bank notes                             -             (500)
                                                  -------         -------
Net cash provided by financing activities          3,100           1,264
                                                  -------         -------






Net increase (decrease) in cash and
  cash equivalents                                   834            (717)
Cash and cash equivalents at beginning of period     296           1,077
                                                  -------         -------
Cash and cash equivalents at end of period      $  1,130        $    360
                                                  =======         =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                    $    214        $    495
    Income taxes                                $    161        $    234


          The accompanying notes are an integral part of these consolidated financial statements.







































                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2001 has been derived from the Company's December 31, 2001 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but rather be tested at least annually for impairment. The Company adopted SFAS No. 142 on January 1, 2002. Adoption of SFAS No. 142 resulted in the Company not recording amortization expense of $56 thousand, which prior to SFAS No. 142 would have been recorded in the quarter. Management does not believe the annual impairment test required by SFAS No. 142 will have a material impact on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that adopting SFAS No. 143 will have on its financial position or on the results of its operations when such statement is adopted.




In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting
the Results of Operations   Reporting the Effects of Disposal of a
Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on its results of operations or its financial position.

Reclassifications:

Certain prior period amounts have been reclassified to conform with the current period's presentation.

2. OPERATING SEGMENT INFORMATION


                                                                  Pre-tax
                            Revenues        Gross Profit       Income/(Loss)
                            --------        ------------       -------------
                                     (Three Months ended March 31)
                                            (in thousands)
                          2002     2001      2002     2001      2002    2001
                          ----     ----      ----     ----      ----    ----

Corrections           $ 20,220  $ 19,278  $ 3,691   $ 3,609  $ 1,138 $   737
Attack Protection        6,174     5,466    1,327     1,563        7     507
Federal Security Systems 2,968     3,750      451       564       49     215
Public Safety            1,128     1,380      526       541        2    (166)
CompuDyne Corporate         -         -        -         -        22      -
                        ------    ------   ------    ------   ------   ------
                      $ 30,490  $ 29,874  $ 5,995   $ 6,277  $ 1,218 $ 1,293
                        ======    ======   ======    ======   ======   ======

3. EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding for the year. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options to purchase approximately 58,000 shares for 2002 and 240,000 shares for 2001 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share amounts.

The computations of the basic and diluted per share amounts for the Company's operations were as follows:

(For the three months ended March 31, in thousands, except per share data)

                                               2002               2001
                                              ------             ------

Net income                                  $    781            $    808
                                              ======              ======

Weighted-average common shares outstanding     6,673               5,319
Effect of dilutive stock options and awards      573                 633
                                              ------              ------
Diluted                                        7,246               5,952
                                              ======              ======

Net income per common share
  Basic                                     $    .12            $    .15
  Diluted                                   $    .11            $    .14



4. SUBSEQUENT EVENT  - Acquisition of Tiburon

On January 25, 2002, the Company and Tiburon entered into a First Amendment Agreement whereby upon the satisfaction by certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon on May 2, 2002. The Company elected to complete the purchase for 50% cash consideration and 50% stock consideration. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and 1.2 million shares of CompuDyne common stock. To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its borrowing facility from $25 million to $35 million.












                   COMPUDYNE CORPORATION AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

Overview

CompuDyne Corporation is a leading provider of products and services to the Public Security market. The Company operates in four (4) specific segments in this marketplace: Corrections, Attack Protection, Federal Security Systems and Public Safety.

The Corrections segment is headquartered in Montgomery, Alabama and is known to the trade as Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. Norment serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. In 2001, Norment received its first order for its newly introduced MaxWall product. MaxWall is a modular steel, concrete filled prefabricated cell construction system.
It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. Norment, through a network of regional offices provides field level design, installation and maintenance of both physical and electronic security products.

Included in the Corrections segment is the Trentech line which designs, manufactures and integrates electronic security systems. Trentech integrates generally available products and software as well as designing its own proprietary systems. Trentech has developed a sophisticated proprietary video badging system which has become the virtual standard for the United States Air Force and has been installed at over 200 US Air Force facilities throughout the world.

The Corrections segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical sliding devices used in the corrections industry.

The Attack Protection segment is the country's largest manufacturer of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal Reserve buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. CompuDyne is the premiere provider of Level 8 security products, the highest rating level of commercial security products. Existing product installations number in the thousands and range from the Middle East to the White House to the corner drug store. Additionally, this division is finalizing plans to manufacture pop-up barrier security systems. The Attack Protection segment's largest customer to date is the United States Department of State. The Company is the largest supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. The product manufactured is an integrated and structurally secure product where the rated protection comes not only from the glass but also from the frame and encasement, which are specifically designed to become integral parts of the structure into which they are to be installed. The Company also manufactures attack resistant windows and doors as an Original Equipment Manufacturer (OEM). As an OEM, products are ultimately sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, toll-booths, cash drawers and other similar items.

In addition, the Attack Protection segment manufactures a highly sophisticated fiber optic system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition it has been installed to guard the perimeters of numerous private estates and other similar properties. A related product is SecurLan, which protects data lines from physical intrusion using a fiber optic technology similar to the Fiber SenSys technology.

The Federal Security Systems segment is known as Quanta Systems Corporation. This segment has been serving the federal government's security needs since 1952. Its customer base includes military, governmental agencies, and state and local governmental units. Federal Security Systems provides turnkey systems integration of public security and safety systems. This Group is a classic security integrator and specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

The Public Safety segment currently consists of the subsidiary known to the industry as CorrLogic, Inc. CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems that improve the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

CompuDyne expanded its offerings in the Public Safety sector through the completion of its acquisition of Tiburon, on May 2, 2002. The Company elected to complete the purchase for 50% cash consideration and 50% stock consideration. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and 1.2 million shares of CompuDyne common stock.

Tiburon provides sophisticated software products that serve the command and control, and records management systems for law enforcement, fire and rescue, corrections and justice environments. Tiburon is a market leader in the development, implementation and support of public safety and justice automation systems worldwide since 1980. With more than 350 systems supporting over 1,000 agencies, Tiburon is a leader in public safety and justice solutions.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended
March 31, 2001

Revenues. The Company had revenues of $30.5 million and $29.9 million for the 3-month periods ended March 31, 2002 and March 31, 2001 respectively. This was an increase of $600 thousand or 2.0%. Revenues from the Corrections segment increased from $19.3 million in 2001 to $20.2 million in 2002. This was an increase of 4.7%. Revenues from the Attack Protection segment increased from $5.5 million in 2001 to $6.2 million in 2002. This was an increase of 12.7% resulting from increased orders for the segment's security products. Revenues from the Federal Security Systems segment declined from $3.8 million in 2001 to $3.0 million in 2002. This was a decline of 21.1%. The Federal Security Systems segment entered the year with a very small order backlog and as a result its revenue for the first quarter of fiscal 2002 suffered. The Public Safety segment's revenues declined from $1.4 million in 2001 to $1.1 million in 2002. This was a decline of $300 thousand.

Expenses. Cost of goods sold increased from $23.6 million in 2001 to $24.5 million in 2002. This was an increase of $900 thousand or 3.8%. The larger percentage increase in cost of goods sold as compared to the percentage increase in revenues resulted in a gross profit percentage of 19.7% in 2002 as compared to 21.0% in 2001. The principal reason for this increase in cost of goods sold and the related decrease in gross profit percentage was a result of operating inefficiencies in the Company's Attack Protection segment. During the first quarter of 2002 the Attack Protection segment, which has largely been capacity constrained, purchased an existing 75,000 square foot building on 20 acres of land and set up this facility as a new manufacturing facility to enable it to handle additional capacity. In the process of overseeing this new factory coming on line, the segment did not adequately manage the existing work in its existing facility which resulted in many of the in-process jobs being run inefficiently, resulting in cost overruns. The Company is in the process of correcting the identified inefficiencies.
As a result, the pre-tax earnings of this segment were nominally profitable whereas in the prior year this segment had attained significant pre-tax earnings. The Company anticipates its new factory being fully operational by the end of the second quarter of this year.

Selling, general and administrative expenses increased from $4.4 million in 2001 to $4.5 million in 2002. This was an increase of $100 thousand or 2.3%, a result of the increased sales level.

Interest expense decreased from $520 thousand in 2001 to $313 thousand in 2002. This decrease is largely a result of the Company repaying its 13.15% subordinated note borrowing with a portion of the proceeds from the PIPE transaction which occurred in October 2001.

Taxes on income. During the first quarter of 2001 the Company provided for income taxes at a 37.5% effective tax rate, while in 2002 the Company provided for taxes at a rate of only 35.9%. This decrease is a result of the Company expecting a larger portion of its sales to be subject to tax credits generated by a higher level of export sales.

Net income. The Company reported net income of $781 thousand in 2002 and $808 thousand in 2001. Fully diluted earnings per share decreased from $.14 per share in 2001 to $.11 per share in 2002. The fully diluted weighted average number of common shares and equivalents increased from
6.0 million in 2001 to 7.2 million in 2002. This increase was primarily the result of the new shares issued by the Company in its PIPE transaction which occurred in late October 2001.

Liquidity and Capital Resources.

The Company funds its operations through cash flow generated from its operations, bank financing, and the sale of its common stock. The Company's liquidity requirements arise from cash to carry its inventories, costs in excess of billings, billed and unbilled receivables, and for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate customers of the Company are primarily Federal, State and local governmental units. In the event the funding of these governmental units is reduced for any reason including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of March 31, 2002, the Company had working capital of $29.9 million compared with $27.4 million as of December 31, 2001. The most significant changes in working capital were decreases in accounts receivable, offset by decreases in accounts payable and other accrued expenses. At March 31, 2002, the Company had a line of credit of $20.0 million, of which $13.8 million was being used or was committed.

Net cash used in operations was $545 thousand in 2002 versus $1.9 million in 2001. This decrease was largely a result of less collections of accounts receivable in 2001, increased billings in excess of contract costs incurred, offset by decreases in accounts payable and accrued liabilities, and billings in excess of contract costs incurred.

Net cash used in investing activities was $1.7 million in 2002 compared to $129 thousand in 2001. Capital expenditures totaled $1.7 million for property, plant and equipment in 2002 compared with $55 thousand in 2001, primarily for the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot manufacturing facility in Montgomery, Alabama to increase capacity of the Attack Protection segment. The Company has projected spending up to an additional $2.8 million during fiscal 2002 for normal equipment and upgrades and for the completion of the outfitting of its new facility.

Net cash provided by financing activities amounted to $3.1 million in 2002 compared with $1.3 million in 2001. The increase in cash provided by financing activities is due to additional borrowings under the Company's debt with bank.


The following table summarizes the contractual obligations of the Company as of March 31, 2002 and the payments due by period.


                                        Payments Due by Period
                                        ----------------------
                                           (in thousands)

                                      Less
Contractual                          than 1     1 to 3    4 to 5  After 5
Obligations               Total       year       years     years   years
-----------               -----      ------     ------    ------  -------

Long-term debt           $ 18,162   $  2,394  $  14,508  $  280   $ 980

Operating leases         $  2,660   $  1,034  $   1,626  $   -    $  -

Standby letter of credit $  1,800   $     -   $   1,800  $   -    $  -



The Company's total outstanding borrowings at March 31, 2002 amounted to $18,162,000. Of this amount $512,000 was a subordinated borrowing bearing interest at 7.50%. The remaining borrowings were all at variable rates. One of these borrowings is a subordinated borrowing in the amount of $1,250,000 which bears interest at the prime rate. The Company had two (2) additional borrowings from banks. The first borrowing from Banks is a 3 year term loan due in quarterly installments through November 2004. This borrowing was entered into on November 16, 2001 in
an original amount of $5,000,000.   The amount outstanding at March 31,
2002 was $4,580,000. Its interest rate is variable and can range from LIBOR +1.75% to prime + 1.5%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA).

The second borrowing from Banks was a $20,000,000 line of credit entered into on November 16, 2001 and is due November 16, 2004. The amount outstanding under this line of credit at March 31, 2002 was $10,000,000 (which is included in the total outstanding borrowings of $18,162,000). Its interest rate is variable and can range from LIBOR + 1.50% to prime +1.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter as defined above.



The Company also had an industrial revenue bond outstanding at March 31, 2002. This borrowing bears interest at a variable rate based on weekly
market conditions.   This bond is fully collateralized by a Bank letter
of credit. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit. As such the Company had $6.2 million of unused availability under this line.

As a result of the variable nature of the interest rate on the Company's Bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the company's EBITDA will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working line of credit will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. Other than the acquisition of Tiburon, Inc., and the expansion of its Attack Protection manufacturing facilities, the Company presently has no binding commitment or binding agreement with respect to any other material acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. On May 2, 2002, the Company completed the acquisition of Tiburon, Inc. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and 1.2 million shares of CompuDyne common stock. To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its borrowing facility from $25 million to $35 million effective April 22, 2002. Borrowings made by the Company under this increased facility may result in increased interest rates charged the Company to the extent its leverage ratio changes resulting in increased interest charges. As a result of the approval of this borrowing, the Company had adequate cash available to complete this transaction.

Other than the Company's $5.8 million of letters of credit, $4.0 million of which was entered into subsequent to March 31, 2002, primarily to secure an Industrial Revenue Bond Borrowing on the Company's new Attack Protection factory, the Company has no other material off balance sheet financing.

Backlog

The Company's backlog of orders was $116 million at March 31, 2002 and $110 million at December 31, 2001. Effective with this March 31, 2002 Form 10-Q, the Company has started reporting its backlog on a revenue backlog basis. Prior thereto the Company reported its backlog on a billing basis. The backlog reported on a billing basis on December 31, 2001 was $118 million.

Impact of Inflation

Inflation has not had a significant effect on CompuDyne's operations during the quarter ended March 31, 2002.

Market Risk

The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. At March 31, 2002, the Company had a total of $18,162,000 of notes payable outstanding. Of this amount $512,000 was at a fixed rate of 7.5% and the remainder of $17,650,000 was at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11,500,000. The amount of this swap agreement declines by $676,470 on a quarterly basis until it becomes $0 on October 1, 2005. At March 31, 2002 the amount of the swap agreement had declined to $9,471,000. As such, approximately $8,179,000 of the Company's variable rate borrowings were not hedged with an interest rate swap agreement. In the event interest rates increase dramatically, the increase in interest rate expense to the Company could be material to the results of operations of the Company. The remaining debt of the Company is covered by an interest rate swap which effectively converts this debt to a fixed rate borrowing at 4.90%.


Recent Accounting Pronouncements

The Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002, and the adoption of these standards has not had a material effect on the Company's financial statements. Under the new rules, goodwill is no longer amortized, but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their estimated useful lives. Adoption of SFAS No. 142 resulted in the Company not recording amortization expense of $56 thousand, which prior to SFAS No. 142, would have been recorded in the quarter. The Company does not believe the annual impairment test required by SFAS No. 142 will have a material impact on its financial position or results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform
Act of 1995

Certain statements made in this Form 10-Q constitute "forward-looking statements" within the meaning of the federal securities law, including those statements concerning the Company's expectations with respect to future events. These statements involve risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate", "believe", "estimate", "expect", 'intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operation, results of operations, growth strategy and liquidity. Risks inherent in CompuDyne's business and with respect to future uncertainties are further described in its filings with the Securities and Exchange Commission, such as the Company's Form 10-K, Form 10-Q, and Form 8-K reports.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowings under the Company's loans from PNC Bank and SunTrust Bank.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2002. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2002.

















Financial Instruments by Expected Maturity Date


Year Ending March 31          2003          2004          2005      2006
                             ------        ------        ------    ------
Notes Payable:
   Variable rate ($)      $ 2,223,335  $ 2,223,335  $11,803,332  $140,000
   Average interest rate        4.5%         5.0%         6.0%      6.0%
   Fixed rate ($)         $   170,583   $  170,583   $  170,584  $     -
   Average interest rate        7.5%         7.5%         7.5%         -




Year Ending March 31        Thereafter        Total        Fair Value
                            ----------        -----        ----------
Notes Payable:
   Variable rate ($)      $ 1,260,000   $  17,650,002    $  17,650,002
   Average Interest Rate        6.0%               -                -
   Fixed rate ($)         $        -    $     511,750    $     511,750
   Average Interest Rate           -            7.5%             7.5%



Year Ending March 31          2003          2004          2005      2006
                             ------        ------        ------    ------
Interest Rate Swaps:
 Variable to Fixed ($)    $2,705,880   $2,705,880   $2,705,880 $1,352,950
  Average pay rate             4.90%        4.90%        4.90%      4.90%
  Average receive rate         2.00%        3.00%        4.00%      5.00%



Year Ending March 31        Thereafter        Total        Fair Value
                            ----------        -----        ----------

Interest Rate Swaps:
   Variable to Fixed ($)  $      -      $   9,470,590    ($    124,664)
     Average pay rate            -                 -                -
     Average receive rate        -                 -                -



                        PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

Proposal #1   The Merger

At the annual meeting on May 2, 2002, the shareholders approved and adopted the Agreement and Plan of Merger, dated as of May 10, 2001, as amended by the First Amendment to the Agreement and Plan of Merger, dated as of January 25, 2002, by and among CompuDyne, New Tiburon, Inc., a wholly owned subsidiary of CompuDyne, and Tiburon, Inc., with respect to the Merger of Tiburon into New Tiburon, and the other transactions contemplated by the Merger Agreement.

The votes were cast as follows:

      For                  3,806,548
      Against                 20,311
      Abstain                 14,006

Proposal #2   Amendment of the 1996 Stock Incentive Compensation Plan For
              Employees

At the annual meeting on May 2, 2002, the shareholders approved an amendment of the 1996 Stock Incentive Plan to increase the number of shares of Common Stock, which may be issued or transferred under the Plan upon exercise of options or other rights to 1,800,000 shares. The votes were cast as follows:

      For                  2,936,696
      Against                864,572
      Abstain                 36,458

Proposal #3   Election of Directors

At the annual meeting on May 2, 2002, the shareholders elected Bruce Kelling Director for a period of three years to expire at the 2005 Annual Meeting. The votes were cast as follows:

      For                  5,747,662
      Withheld               187,878

At the annual meeting on May 2, 2002, the shareholders elected David Clark Director for a period of three years to expire at the 2005 Annual Meeting. The votes were cast as follows:

      For                  5,927,854
      Withheld                 7,686





At the annual meeting on May 2, 2002, the shareholders elected Philip Blackmon Director for a period of three years to expire at the 2005 Annual Meeting. The votes were cast as follows:

      For                  5,747,257
      Withheld               188,283

Item 5: Other Items - None

Item 6: Exhibits and Reports on Form 8-K
 (a) Exhibits -  None
 (b) Reports on Form 8-K
    (i) Current Report on Form 8-K filed March 25, 2002 to which the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 was attached as an exhibit.



                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COMPUDYNE CORPORATION



Date: May 15, 2002                       /s/ Geoffrey F. Feidelberg
                                         --------------------------
                                         Geoffrey F. Feidelberg
                                         Chief Financial Officer