Form 10-Q
period 2002-06-30
COMPUDYNE CORP
filed 2002-08-14
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002
                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ________________   to   ______________

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

          Yes   X                                      NO_____

As of August 14, 2002, a total of 7,896,553 shares of Common Stock, $.75 par value, were outstanding.






                     COMPUDYNE CORPORATION AND SUBSIDIARIES

                                       INDEX



                                                                 Page No.


Part I.  Financial Information

  Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets   June 30, 2002
   and December 31, 2001                                             3

   Consolidated Statements of Operations -
   Three Months and Six Months
   Ended June 30, 2002 and 2001                                      5

   Consolidated Statements of Cash Flows -
   Six Months Ended June 30, 2002 and 2001                           6

   Notes to Consolidated Financial Statements                        8

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                    14

  Item 3. Quantitative and Qualitative Disclosures
   About Market Risk                                                25

Part II.  Other Information                                         27

   Signature                                                        29



















                                  2

                      ITEM 1. FINANCIAL STATEMENTS
                 COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                               (unaudited)

                                                June 30,    December 31,
                                ASSETS            2002         2001
                                                  ----         ----
                                        (in thousands, except share data)


Current Assets
   Cash and cash equivalents                     $   1,456    $     296
   Accounts receivable, net                         47,590       34,188
   Contract costs in excess of billings             24,308       14,564
   Inventories                                       6,172        6,243
   Deferred taxes                                      843          843
   Prepaid expenses and other                        1,670        2,093
                                                   -------      -------
          Total Current Assets                      82,039       58,227

Property, plant and equipment, net                  13,423        7,322
Goodwill and other intangible assets, net           24,820        3,753
Investment in affiliated company                        -         6,076
Deferred taxes                                       1,103          570
Other                                                  667          483
                                                   -------      -------
          Total Assets                           $ 122,052    $  76,431
                                                   =======      =======

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued liabilities      $  25,354    $  21,929
   Billings in excess of contract costs incurred    21,004        6,504
   Deferred tax liability                            1,552           -
   Current portion of notes payable                  2,920        2,394
                                                    ------       ------
          Total Current Liabilities                 50,830       30,827

Notes payable                                       25,377       11,593
Subordinated notes payable                             588        1,175
Other                                                  252          199
                                                    ------       ------
          Total Liabilities                         77,047       43,794
                                                    ------       ------





                                   3








Commitments and contingencies

Shareholders' Equity
   Preferred stock, 2,000,000 shares authorized
     and unissued                                       -            -
   Common stock, par value $.75 per share:
    15,000,000 shares authorized; 8,367,622 and
    7,133,334 shares issued at June 30, 2002
    and December 31, 2001, respectively              6,275        5,350
   Additional paid-in-capital                       38,022       27,976
   Retained earnings                                 4,198        2,704
   Accumulated other comprehensive loss               (147)        (114)
   Treasury stock, at cost; 481,530 and 477,869
    shares at June 30, 2002 and December 31, 2001,
    respectively                                    (3,343)      (3,279)
                                                   -------      -------
      Total Shareholders' Equity                    45,005       32,637
                                                   -------      -------
      Total Liabilities and Shareholders' Equity $ 122,052    $  76,431
                                                   =======      =======


            The accompanying notes are an integral part of these
                          financial statements.





















                                  4

                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                                  2002       2001         2002       2001
                                  ----       ----         ----       ----
                          (in thousands, except share and per share data)

Net sales                     $  39,416   $ 31,319    $ 69,906  $ 61,193
Cost of goods sold               29,978     25,060      54,473    48,657
                                 ------     ------      ------    ------
Gross profit                      9,438      6,259      15,433    12,536

Operating expenses                7,981      4,376      12,507     8,851
                                 ------     ------      ------    ------
Operating income                  1,457      1,883       2,926     3,685
                                 ------     ------      ------    ------

Other expense  (income)
  Interest expense                  346        549         659     1,069
  Other income                      (77)       (85)       (139)      (96)
                                 ------     ------      ------    ------
      Total other expense           269        464         520       973
                                 ------     ------      ------    ------

Income before income taxes        1,188      1,419       2,406     2,712
Income taxes                        475        473         912       958
                                 ------     ------      ------    ------
Net income                    $     713   $    946    $  1,494  $  1,754
                                 ======     ======      ======    ======
Earnings per share:
------------------
Basic earnings per share      $     .10   $    .19    $    .21  $    .34
                                 ======     ======      ======    ======

Weighted average number of common
shares outstanding                7,427      5,130       7,050     5,224
                                 ======     ======      ======    ======

Diluted earnings per share    $     .09   $    .16    $    .20  $    .30
                                 ======     ======      ======    ======

Weighted average number of common
shares and equivalents            8,065      5,799       7,656     5,875
                                 ======     ======      ======    ======

              The accompanying notes are an integral part of these
                             financial statements.
                                   5

                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                    2002        2001
                                                    ----        ----
                                                     (in thousands)

Cash flows from operating activities:
    Net income                                   $  1,494    $  1,754

Adjustments to reconcile net income to
 net cash used in operations:
    Depreciation and amortization                   1,073         926
    Equity earnings in affiliated company             (23)         (7)
    Gain from disposition of property, plant
     and equipment                                     (5)        (63)

Changes in assets and liabilities:
    Accounts receivable                            (6,560)      7,294
    Contract costs in excess of billings            2,335      (4,742)
    Inventories                                        71         241
    Prepaid expenses and other current assets         786        (418)
    Other assets                                      (49)       (395)
    Accounts payable and accrued liabilities       (1,493)     (3,000)
    Billings in excess of contract costs incurred   2,324      (2,226)
    Other liabilities                                  (4)       (105)
                                                   -------     -------
Net cash flows used in operating activities           (51)       (741)
                                                   -------     -------

Cash flows from investing activities:
    Additions to intangibles                           -         (112)
    Additions to property, plant and equipment     (2,464)       (232)
    Proceeds from sale of property, plant
     and equipment                                     25         395
    Net payment for acquisition                   (10,374)     (6,073)
                                                   -------     -------
Net cash flows used in investing activities       (12,813)     (6,022)
                                                   -------     -------
Cash flows from financing activities:
    Issuance of common stock                          527         749
    Warrants exercised                                 64          -
    Purchase of treasury stock                        (64)     (2,292)
    Repayment of subordinated notes payable          (587)       (171)



                                   6
    Borrowings of bank notes                       14,500      14,050
    Repayment of bank notes                          (416)     (5,474)
                                                   -------     -------
Net cash provided by financing activities          14,024       6,862
                                                   -------     -------
Net increase in cash and cash equivalents           1,160          99
Cash and cash equivalents at beginning of period      296       1,077
                                                   -------     -------
Cash and cash equivalents at end of period       $  1,456    $  1,176
                                                   =======     =======

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                      $    604    $    917
   Income taxes                                  $    696    $    932

             The accompanying notes are an integral part of these
                           financial statements.


































                                   7
                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Operating results for the six months ended June 30, 2002 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. During the second quarter of 2002, the Company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002. The results indicate no potential impairment exists, based on the current market capitalization of the company. Amortization of this goodwill for the three and six months ended June 30, 2001 was $13 thousand and $33 thousand, respectively.



                                   8

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that adopting SFAS No. 143 will have on its financial position or on the results of its operations when such statement is adopted.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting
the Results of Operations   Reporting the Effects of Disposal of a
Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on its results of operations or its financial position.

In April 2002, the FASB issued SFAS No. 145 , "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB has issued SFAS No. 146,"Accounting for Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Reclassifications:

Certain prior period amounts have been reclassified to conform with the current period's presentation.










                                   9
2.     OPERATING SEGMENT INFORMATION


                                                                 Pre-tax
                              Revenues        Gross Profit    Income/(Loss)
                              --------        ------------    -------------
                                      (Three Months ended June 30)
                                            (in thousands)

                            2002      2001     2002     2001    2002    2001
                            ----      ----     ----     ----    ----    ----

Corrections             $ 21,981  $ 18,802  $ 3,539  $ 3,323 $ 1,040 $   678
Attack Protection          5,598     6,213      795    1,880    (696)    735
Federal Security Systems   3,893     5,234      689      595     252     273
Public Safety              7,944     1,070    4,415      461     491    (196)
CompuDyne Corporate           -         -        -        -      101     (71)
                         -------   -------   ------   ------  ------  -------
                        $ 39,416  $ 31,319  $ 9,438  $ 6,259 $ 1,188 $ 1,419
                         =======   =======   ======   ======  ======  =======


                                                               Pre-tax
                              Revenues        Gross Profit   Income/(Loss)
                              --------        ------------   -------------
                                       (Six Months ended June 30)
                                             (in thousands)

                            2002      2001     2002     2001    2002    2001
                            ----      ----     ----     ----    ----    ----

Corrections            $  42,201  $ 38,080 $  7,230 $  6,931 $ 2,178 $ 1,415
Attack Protection         11,772    11,679    2,122    3,443    (689)  1,242
Federal Security Systems   6,861     8,984    1,140    1,160     301     488
Public Safety              9,072     2,450    4,941    1,002     493    (362)
CompuDyne Corporate           -         -        -       -       123     (71)
                         -------   -------  -------  -------  ------  -------
                       $  69,906  $ 61,193 $ 15,433 $ 12,536 $ 2,406 $ 2,712
                         =======   =======  =======  =======  ======  =======







                                   10

3.       EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options to purchase approximately 25,500 shares for 2002 and 107,710 shares for 2001 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

The computations of the Company's basic and diluted earnings per share amounts for the Company's operations were as follows:


                                                June 30
                                (in thousands, except per share data)
                                 -----------------------------------

                                    2002                        2001
                                    ----                        ----
                         Three Months   Six Months   Three Months  Six Months
                         ------------   ----------   ------------  ----------
Net income                   $   713      $  1,494      $    946     $  1,754
Weighted average common
  shares outstanding           7,427         7,050         5,130        5,224
Effect of dilutive stock
  options and warrants           638           606           669          651
                             -------       -------       -------      -------
Diluted weighted average
  common shares outstanding    8,065         7,656         5,799        5,875
                             -------       -------       -------      -------

Net income per common share
   Basic                     $   .10      $    .21      $    .19     $    .34
   Diluted                   $   .09      $    .20      $    .16     $    .30











                                   11
4.     GOODWILL

The FASB recently issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead analyzed periodically for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002, and as a result, amortization of goodwill was discontinued. Goodwill amortization for the three months and six months ended June 30, 2001 was $13 thousand and $33 thousand, respectively. Net income and fully diluted earnings per share for the six months ended June 30, 2001, assuming goodwill was not amortized during this period, would have been $1.8 million and $.30 per share, respectively.

5.     ACQUISITION OF TIBURON, Inc.

On January 25, 2002, the Company and Tiburon, Inc. ("Tiburon") entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon on May 2, 2002. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and 1.2 million shares of CompuDyne common stock. To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10 million increase in its borrowing facility from its banks. The remainder of the cash consideration paid was funded from the Company's working capital.

Tiburon provides Command and Control and Records Management software systems for law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

The June 30, 2002 unaudited consolidated financial statements include preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of Tiburon. Final valuations and allocations, which are expected to be completed by March 31, 2003, may differ from the amounts included herein. Currently goodwill is estimated to be approximately $20.0 million.











                                   12
In conjunction with preliminary estimates, the purchase price was recorded as follows (in thousands):

      Fair value of assets acquired      $   28,501
      Goodwill                               20,037
      Fair value of stock issued            (10,380)
      Cash                                  (19,211)
                                             ------
      Liabilities assumed                $   18,947


The following are the Company's unaudited pro forma results assuming the acquisition had occurred on January 1, 2001:



                  Three Months Ended                  Six Months Ended
                        June 30                            June 30
     (in thousands, except share data)  (in thousands, except share data)
      -------------------------------    -------------------------------

                     2002         2001                2002         2001
                     ----         ----                ----         ----

Revenue         $  42,739     $ 42,055            $ 83,654     $ 82,086
Net income            824        1,402               1,757        2,459

Earnings per share:
   Basic        $     .10     $   .22             $    .22     $    .39
   Diluted      $     .10     $   .20             $    .21     $    .35


These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2001, or of future results of operations.














                                   13
                               ITEM 2
                COMPUDYNE CORPORATION AND SUBSIDIARIES
     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

Overview

CompuDyne Corporation is a leading provider of products and services to the Public Security market. The Company operates in four (4) specific segments in this marketplace: Corrections, Attack Protection, Federal Security Systems and Public Safety.

The Corrections segment is headquartered in Montgomery, Alabama and is known to the trade as Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. Norment serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. In 2001, Norment received its first order for its newly introduced MaxWall product. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. Norment, through a network of regional offices provides field level design, installation and maintenance of both physical and electronic security products.

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

The Attack Protection segment is the country's largest Original Equipment Manufacturer (OEM) of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. CompuDyne is the premiere provider of Level 8 security products, the highest rating level of commercial security products. The product manufactured is an integrated and structurally secure product where the rated protection comes not only


                                   14
from the glass but also from the frame and encasement, which are specifically designed to become integral parts of the structure into which they are to be installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from the United States Department of State, the Company's largest customer, Attack Protection is the largest supplier of bullet and blast resistant windows and doors to the United States embassies
throughout the world.   Products are also sold to drug stores,
convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, toll-booths, cash drawers and other similar items. Additionally, this division is finalizing plans to manufacture both fixed and pop-up barrier security systems.

The Attack Protection segment also manufactures a highly sophisticated fiber optic sensor system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as Federal facilities, oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition, it has been installed to guard the perimeters of numerous private estates and other similar properties. A related product is SecurLan, which protects data lines from physical intrusion using a fiber optic technology similar to the Fiber SenSys technology.

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

The Public Safety segment consists of two subsidiaries known to the industry as CorrLogic, Inc. and Tiburon, Inc.. CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

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

                                   15
Tiburon provides Command and Control and Record Management software systems for law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation
systems.   In business since 1980, with more than 350 systems supporting over 1,000 agencies, Tiburon is a leader in public safety and justice solutions.


                       RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30,
2001

Revenues. The Company had revenues of $39.4 million and $31.3 million for the 3-month periods ended June 30, 2002 and June 30, 2001, respectively. This was an increase of $8.1 million or 25.9%. Revenues from the Corrections segment increased from $18.8 million in 2001 to $22.0 million in 2002. This was an increase of 17.0%. This increase was a result of this segment's ability to perform additional contracting work from its backlog over that which it was able to perform in the previous year. Revenues from the Attack Protection segment decreased from $6.2 million in 2001 to $5.6 million in 2002. This was a decrease of 9.7%. This decrease was largely a result of a slow down by its government customers in approving project submittals drawings as various government entities have been forced to focus their attention on other higher priorities which came about as a result of assessing the risks and threats identified as a result of September 11, as well as the uncertainty surrounding the government's proposed homeland security reorganization. Revenues from the Federal Security Systems segment declined from $5.2 million in 2001 to $3.9 million in 2002. This was a decline of 25.0%. The Federal Security Systems segment entered the year with a very small order backlog and as a result its revenue for the first half of fiscal 2002 suffered. Their backlog has, however been steadily growing through 2002. The Public Safety segment's revenues increased from $1.1 million in 2001 to $7.9 million in 2002 as a result of the acquisition by the Company of Tiburon, Inc., which occurred on May 2, 2002. The results of operations of Tiburon have been included in the Financial Statements of the Company as of that date.


Expenses. Cost of goods sold increased from $25.1 million in 2001 to $30.0 million in 2002. This was an increase of $4.9 million or 19.5%. This smaller percentage increase in cost of goods sold compared to the percentage increase in revenue resulted in a gross profit percentage of 23.9% in 2002 as compared to 20.0% in 2001. The principle reason for the increase in cost of goods sold was the acquisition of Tiburon, which occurred on May 2, 2002.





                                   16
Gross Profit. The increase in the gross profit percentage is a result of the Tiburon acquisition. Tiburon, a component of the Company's Public Safety Segment, has inherently higher gross profit percentages than do the Company's other business segments. The increase in the gross profit percentage was partially offset by operating inefficiencies in the Company's Attack Protection segment. During the first quarter of 2002 the Attack Protection segment, purchased an existing 75,000 square foot building on 20 acres of land in Montgomery, Alabama near its present facility and set up this facility as a new manufacturing facility to enable it to handle additional capacity. In the process of overseeing this new factory coming on line, the segment did not adequately manage the existing work in its existing facility which resulted in many of the in-process jobs being run inefficiently, resulting in cost overruns. The Company is in the process of correcting the identified inefficiencies. In addition, this new manufacturing capacity was largely underutilized as the expected volume of business was not yet available to be manufactured in the Company's new factory. As a result, the Attack Protection segment recorded a pre-tax loss whereas in the prior year it had attained significant pre-tax income.

Operating Expenses. Operating expenses increased from $4.4 million in 2001 to $8.0 million in 2002. This was an increase of $3.6 million or 81.8%. This increase was primarily a result of the May 2, 2002 acquisition of Tiburon.

Interest expense decreased from $549 thousand in 2001 to $346 thousand in 2002. This decrease is largely a result of the Company repaying its 13.15% subordinated note borrowing with a portion of the proceeds from the Private Investment, Public Equity ("PIPE") transaction which occurred in October 2001.

Taxes on income. During the second quarter of 2001 the Company provided for income taxes at a 33.3% effective tax rate, while in 2002 the Company provided for taxes at a rate of 40.0%. The effective tax rate for the 3 months ended June 30, 2002 is higher than the comparable period in 2001 due to the partial release of a valuation allowance in the prior year, which was recorded against various deferred tax assets.

Net income. The Company reported net income of $713 thousand in 2002 and $946 thousand in 2001. Fully diluted earnings per share decreased from $.16 per share in 2001 to $.09 per share in 2002. The fully diluted weighted average number of common shares and equivalents increased from
5.8 million in 2001 to 8.1 million in 2002. This increase was primarily the result of the new shares issued by the Company in its PIPE transaction which occurred in late October 2001 and the shares issued on May 2, 2002 in connection with the acquisition of Tiburon, Inc.







                                   17
Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues. The Company had revenues of $69.9 million and $61.2 million for the 6-month periods ended June 30, 2002 and June 30, 2001, respectively. This was an increase of $8.7 million or 14.2%. Revenues from the Corrections segment increased from $38.1 million in 2001 to $42.2 million in 2002. This was an increase of 10.8%. This increase was a result of this segment's ability to perform additional contracting work from its backlog over that which it was able to perform in the previous year. Revenues from the Attack Protection segment increased from $11.7 million in 2001 to $11.8 million in 2002. This was an increase of 0.9%. Revenues from the Federal Security Systems segment declined from $9.0 million in 2001 to $6.9 million in 2002. This was a decline of 23.3%. The Federal Security Systems segment entered the year with a very small order backlog and as a result its revenue for the first half of fiscal 2002 suffered. Their backlog, however has been steadily growing through 2002. The Public Safety segment's revenues increased from $2.5 million in 2001 to $9.1 million in 2002. This was an increase of $6.6 million and is due mainly to the acquisition of Tiburon on May 2, 2002.

Expenses. Cost of goods sold increased from $48.7 million in 2001 to $54.5 million in 2002. This was an increase of $5.8 million or 11.9%. The smaller percentage increase in cost of goods sold as compared to the percentage increase in revenues resulted in a gross profit percentage of 22.1% in 2002 as compared to 20.5% in 2001. The principal reason for this increase in cost of goods sold and the related decrease in gross profit percentage was a result of operating inefficiencies in the Company's Attack Protection segment. During the first quarter of 2002 the Attack Protection segment, which had largely been capacity constrained, purchased an existing 75,000 square foot building on 20 acres of land and set up this facility as a new manufacturing facility to enable it to handle additional capacity. In the process of overseeing this new factory coming on line, the segment did not adequately manage the existing work in its existing facility which resulted in many of the in-process jobs being run inefficiently, resulting in cost overruns. The Company is in the process of correcting the identified inefficiencies. In addition, this new manufacturing capability was largely underutilized as the expected volume of business was not yet available to be manufactured in the Company's new factory. As a result, this segment recorded a pre-tax loss whereas in the prior year this segment had attained significant pre-tax income.

Operating Expenses. Operating expenses increased from $8.9 million in 2001 to $12.5 million in 2002. This was an increase of $3.6 million or 40.5%. This increase was a result of the May 2, 2002 acquisition of Tiburon.

Interest expense decreased from $1.1 million in 2001 to $659 thousand in 2002. This decrease is largely a result of the Company repaying its 13.15% subordinated note borrowing with a portion of the proceeds from the PIPE transaction, which occurred in October 2001.


                                  18
Taxes on income. During the first half of 2001 the Company provided for income taxes at a 35.3% effective tax rate, while in 2002 the Company provided for taxes at a rate of 37.9%. The effective tax rate for the first 6 months of 2002 is higher than the first 6 months of 2001 due to the partial release of a valuation allowance in the prior year, which was recorded against various tax assets.

Net income. The Company reported net income of $1.5 million in 2002 and $1.8 million in 2001. Fully diluted earnings per share decreased from $.30 per share in 2001 to $.20 per share in 2002. The fully diluted weighted average number of common shares and equivalents increased from
5.9 million in 2001 to 7.7 million in 2002. This increase was primarily the result of the new shares issued by the Company in its PIPE transaction, which occurred in late October 2001 and the shares issued on May 2, 2002 in connection with the acquisition of Tiburon, Inc.


Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank financing, and the sale of its common stock. The Company's liquidity requirements arise from cash to carry its inventories, billed and unbilled receivables, and for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate customers of the Company are primarily Federal, State and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of June 30, 2002, the Company had working capital of $31.2 million compared with $27.4 million as of December 31, 2001. The most significant changes in working capital were increases in accounts receivable, contract costs in excess of billings, billings in excess of contract costs incurred, accounts payable and other accrued expenses. Most of these increases can be attributed to the Company's May 2, 2002 acquisition of Tiburon. At June 30, 2002, the Company had a line of credit of $30 million, of which $25.8 million was either used or committed.

Net cash used in operating activities was $51 thousand in 2002 versus $741 thousand in 2001.

Net cash used in investing activities was $12.8 million in 2002 compared to $6.0 million in 2001. Capital expenditures of $2.5 million were made in 2002 primarily for the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot manufacturing facility in Montgomery, Alabama to increase capacity of the Attack Protection segment. The Company has projected spending up to an additional $1.0 million during fiscal 2002 for normal equipment and upgrades and for the completion and outfitting of its new facility.

                                   19

Net cash provided by financing activities amounted to $14.0 million in 2002 compared with $6.9 million in 2001. The increase in cash provided by financing activities is due to additional borrowings under the Company's bank credit facilities.

Much of the Company's cash flows from its operating, investing, and financing activities resulted from the Company's May 2, 2002 acquisition of Tiburon.

The following table summarizes the contractual obligations of the Company as of June 30, 2002 and the payments due by period.



                                    Payments Due by Period
                                    ----------------------
                                         (in thousands)

                 Long-Term Debt    Operating Leases     Letters of Credit
                 --------------    ----------------     -----------------


December 31:
         2002     $     833           $    1,625            $      -
         2003         2,921                2,644                  376
         2004        20,691                1,857                5,395
         2005           440                1,048                   -
         2006           440                  232                   -
   Thereafter         3,560                  574                   -
                    -------              -------              -------
          Totals  $  28,885           $    7,980            $   5,771



The Company's total outstanding borrowings at June 30, 2002 amounted to $28,885,000. The fixed rate portion of these borrowings consisted of a $341,000 subordinated borrowing bearing interest at 7.50% and a $225,000 note bearing interest at 9%. The remaining borrowings were all at variable rates. One of these borrowings is a subordinated borrowing in the amount of $833,000, which bears interest at the prime rate.

The Company had two (2) additional borrowings from Banks. The first borrowing from Banks is a 3 year term loan due in quarterly installments through November 2004. This borrowing was entered into on November 16, 2001 in an original amount of $5,000,000. The amount outstanding at June 30, 2002 was $4,163,000. Its interest rate is variable and can range from LIBOR +1.75% to prime + 1.5%. The rate charged the Company is based


                                   20
on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization
(EBITDA).

The second borrowing from Banks is a $30,000,000 line of credit due November 16, 2004. The amount outstanding under this line of credit at June 30, 2002 was $20,000,000. Its interest rate is variable and can range from LIBOR + 1.50% to prime +1.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter as defined above.

The Company also had (2) two industrial revenue bonds outstanding at June 30, 2002 in the amounts of $1.8 million and $3.5 million. These borrowings bear interest at variable rates based on weekly market conditions. These bonds are fully collateralized by Bank letters of credit. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

The Company had $4.2 million of unused availability under its line of credit at June 30, 2002.

As a result of the variable nature of the interest rate on the Company's Bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the company's EBITDA will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any material acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. On May 2, 2002, the Company completed the acquisition of Tiburon, Inc. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and 1.2 million shares of CompuDyne common stock. To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its bank line of credit to $30 million effective May 2, 2002. Borrowings made by the Company under this increased facility may result in increased interest

                                   21
rates charged the Company to the extent its leverage ratio changes resulting in increased interest charges. As a result of the approval of this borrowing, the Company had adequate cash available to complete this transaction.

Other than the Company's $5.8 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond Borrowing on the Company's new Attack Protection factory, the Company has no other material off balance sheet liabilities.

Backlog

The Company's backlog of orders was $194 million at June 30, 2002 and $110 million at December 31, 2001. Effective with the March 31, 2002 Form 10-Q, the Company has started reporting its backlog on a revenue backlog basis. Prior thereto the Company reported its backlog on a billing basis. The backlog reported on a billing basis on December 31, 2001 was $118 million.

Impact of Inflation

Inflation has not had a significant effect on CompuDyne's operations during the quarter ended June 30, 2002.

Market Risk

The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. At June 30, 2002, the Company had a total of $28,885,000 of notes payable outstanding. Of this amount $341,000 was at a fixed rate of 7.5%, $225,000 was at a fixed rate of 9.0% and the remainder of $28,319,000 was at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11,500,000. The amount of this swap agreement declines by $676,470 on a quarterly basis until it becomes $0 on October 1, 2005. At June 30, 2002 the amount of the swap agreement had declined to $8,794,000 at a fixed rate of 4.90%. As such, approximately $19,525,000 of the Company's variable rate borrowings were not hedged with an interest rate swap agreement. In the event interest rates increase dramatically, the increase in interest rate expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles,


                                   22
reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. During the second quarter of 2002, the Company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002. The results indicate no potential impairment exists, based on the current market capitalization of the Company. Amortization for the three and six months ended June 30, 2001 was $13 thousand and $33 thousand, respectively.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that adopting SFAS No. 143 will have on its financial position or on the results of its operations when such statement is adopted.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of APB 30, "Reporting
the Results of Operations   Reporting the Effects of Disposal of a
Segment of a Business", and "Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 on January 1, 2002. Adoption of SFAS No. 144 did not have a significant impact on its results of operations or its financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB has issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Management does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.



                                   23
Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements made in this Form 10-Q constitute "forward-looking statements" within the meaning of the federal securities law, including those statements concerning the Company's expectations with respect to future events. These statements involve risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact included in this Form 10-Q, including without limitation statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations"regarding our financial position, business strategy and plans and objectives of our management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as "anticipate", "believe", "estimate", "expect", 'intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties and general economic conditions. Such statements reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operation, results of operations, growth
strategy and liquidity.   Risks inherent in CompuDyne's business and with
respect to future uncertainties are further described in its filings with the Securities and Exchange Commission, such as the Company's Form 10-K, Form 10-Q, and Form 8-K reports.





















                                   24
                               ITEM 3
      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowings under the Company's loans from its banks.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2002. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2002.

Financial Instruments by Expected Maturity Date


Period Ending June 30         2003          2004         2005        2006
                              ----          ----         ----        ----
Notes Payable:
   Variable rate ($)     $ 2,523,335    $2,523,337   $19,271,997  $ 440,000
   Average interest rate      4.5%          5.0%          6.0%       6.0%
   Fixed rate ($)        $   395,583    $  170,583    $      -     $    -
   Average interest rate      8.4%          7.5%             -          -



Period Ending June 30         Thereafter         Total         Fair Value
                              ----------         -----         ----------
Notes Payable:
   Variable rate ($)         $ 3,560,000    $ 28,318,669      $ 28,318,669
   Average Interest Rate          6.0%            5.8%              5.8%
   Fixed rate ($)            $       -      $    566,166      $    566,166
   Average Interest Rate             -            8.1%              5.0%








                                   25


Period Ending June 30         2003          2004         2005        2006
                              ----          ----         ----        ----
Interest Rate Swaps:
   Variable to Fixed ($) $  2,705,880   $ 2,705,880   $ 2,705,880  $  676,480
   Average pay rate            4.90%         4.90%         4.90%       4.90%
   Average receive rate        2.00 %        3.00%         4.00%       5.00%




Period Ending June 30         Thereafter         Total         Fair Value
                              ----------         -----         ----------
Interest Rate Swaps:
   Variable to Fixed         $     -        $ 8,794,120      ($  246,970)
   Average pay rate                -                -                 -
   Average receive rate            -                -                 -






























                                   26
                     PART II - OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

Proposal #1   The Merger

At the Annual Meeting of Shareholders on May 2, 2002, the shareholders approved and adopted the Agreement and Plan of Merger, dated as of May 10,
001, as amended by the First Amendment to the Agreement and Plan of Merger, dated as of January 25, 2002, by and among CompuDyne, New Tiburon, Inc., a wholly owned subsidiary of CompuDyne, and Tiburon, Inc., with respect to the Merger of Tiburon into New Tiburon, and the other transactions contemplated by the Merger Agreement.

The votes were cast as follows:

     For - 3,806,548         Against - 20,311       Abstain - 14,006

Proposal #2   Amendment of the 1996 Stock Incentive Compensation Plan For
              Employees

At the Annual Meeting of Shareholders on May 2, 2002, the shareholders approved an amendment of the 1996 Stock Incentive Plan to increase the number of shares of Common Stock, which may be issued or transferred under the Plan upon exercise of options or other rights to 1,800,000 shares. The votes were cast as follows:

     For - 2,936,696         Against - 864,572      Abstain - 36,458

Proposal #3   Election of Directors

At the Annual Meeting of Shareholders on May 2, 2002, the shareholders elected Bruce Kelling, Director, for a period of three years to expire at the 2005 Annual Meeting. The votes were cast as follows:

     For - 5,747,662         Withheld - 187,878


At the Annual Meeting of Shareholders on May 2, 2002, the shareholders elected David Clark, Director, for a period of three years to expire at the
2005 Annual Meeting.  The votes were cast as follows:

     For - 5,927,854         Withheld - 7,686





                                   27

At the Annual Meeting of Shareholders on May 2, 2002, the shareholders elected Philip Blackmon, Director, for a period of three years to expire at the 2005 Annual Meeting. The votes were cast as follows:

     For - 5,747,257         Withheld - 188,283
















































                                   28

Item 6: Exhibits and Reports on Form 8-K
(a)   Exhibits   None
(b)   Reports on Form 8-K
(i) Current Report on Form 8-K filed May 2, 2002 disclosing in Item 5 that the Registrant had completed the merger of Tiburon, Inc., a Virginia corporation with and into New Tiburon, Inc., a Virginia corporation and wholly owned subsidiary of the Registrant pursuant to the Merger Agreement dated May 10, 2001, as amended by the First Amendment to Merger Agreement dated January 25, 2002 by and among Tiburon, New Tiburon and Registrant.



                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUDYNE CORPORATION



Date: August 14, 2002                 /s/ Geoffrey F. Feidelberg
                                      ---------------------------
                                      Geoffrey F. Feidelberg
                                      Chief Financial Officer


























                                   29