Form 10-Q
period 2002-09-30
COMPUDYNE CORP
filed 2002-11-13
CIK 22912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                      ----------------------

                             FORM 10-Q



    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002
                                   OR

  [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


    For the transition period from __________ to ____________

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

        Yes   X                           NO_____

As of  November 13, 2002, a total of 7,806,881 shares of Common
Stock, $.75 par value, were outstanding.








                 COMPUDYNE CORPORATION AND SUBSIDIARIES
                                  INDEX





                                                   Page No.

Part I.  Financial Information

Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets   September 30, 2002
   and December 31, 2001                              3

   Consolidated Statements of Operations -
   Three Months and Nine Months
   Ended September 30, 2002 and 2001                  4

   Consolidated Statement of Changes in
   Shareholders' Equity   Nine Months Ended
   September 30, 2002                                 5

   Consolidated Statements of Cash Flows -
   Nine Months Ended September 30, 2002 and 2001      6

   Notes to Consolidated Financial Statements         7-10

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations     11-18

  Item 3. Quantitative and Qualitative Disclosures    19
   About Market Risk

  Item 4. Controls and Procedures                     20

Part II.  Other Information                           21

   Signature and Certifications                       22-28











                    ITEM 1. FINANCIAL STATEMENTS
               COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)



                                  September 30,    December 31,
                  ASSETS              2002             2001
                                     ------           ------
                             (in thousands, except share data)

Current Assets
   Cash and cash equivalents    $    3,939       $       296
   Accounts receivable, net         44,813            34,188
   Contract costs in excess
      of billings                   20,909            14,564
   Inventories                       6,422             6,243
   Deferred taxes                      843               843
   Prepaid expenses and other        1,702             2,093
                                   -------           -------
         Total Current Assets       78,628            58,227

Property, plant and equipment, net  13,460             7,322
Goodwill and other
 intangible assets, net             24,737             3,753
Investment in affiliated company        -              6,076
Deferred taxes                       1,152               570
Other                                  624               483
                                   -------           -------
  Total Assets                  $  118,601       $    76,431
                                   =======           =======

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and
     accrued liabilities        $   24,330       $    21,929
   Billings in excess of
     contract costs incurred        14,532             6,504
   Deferred revenue                  6,858                -
   Deferred tax liability            1,552                -
   Current portion of notes payable  2,524             2,394
                                   -------           -------
         Total Current Liabilities  49,796            30,827

Notes payable                       22,820            11,593
Subordinated notes payable             417             1,175
Other                                  371               199
                                   -------           -------
         Total Liabilities          73,404            43,794
                                   -------           -------




Commitments and contingencies

Shareholders' Equity
   Preferred stock, 2,000,000 shares
     authorized and unissued            -                 -
   Common stock, par value $.75 per share:
     15,000,000 shares authorized;
     8,380,411 and 7,133,334 shares
     issued at September 30, 2002 and
     December 31, 2001,
     respectively                    6,285             5,350
   Additional paid-in-capital       38,083            27,976
   Retained earnings                 4,393             2,704
   Accumulated other comprehensive
      loss                            (221)             (114)
   Treasury stock, at cost;
      481,530 and 477,869 shares at
      September 30, 2002 and
      December 31, 2001,
      respectively                  (3,343)           (3,279)
                                   -------           -------
       Total Shareholders' Equity   45,197            32,637
                                   -------           -------
       Total Liabilities and
        Shareholders' Equity    $  118,601        $   76,431
                                   =======           =======


            The accompanying notes are an integral part
                  of these financial statements.





















             COMPUDYNE CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited)


                       Three Months Ended      Nine Months Ended
                          September 30,           September 30,
                         2002        2001       2002        2001
                         ----        ----       ----        ----
                  (in thousands, except share and per share data)

Net sales             $ 41,380     $ 31,354  $ 111,286  $ 92,547
Cost of goods sold      31,907       25,524     86,380    74,181
                       -------      -------    -------   -------
Gross profit             9,473        5,830     24,906    18,366

Operating expenses       8,776        4,007     21,283    12,858
                       -------      -------    -------   -------
Operating income           697        1,823      3,623     5,508
                       -------      -------    -------   -------
Other expense (income)
  Interest expense         402          697      1,061     1,766
  Other income             (30)        (207)      (169)     (303)
                       -------      -------    -------   -------
    Total other expense    372          490        892     1,463
                       -------      -------    -------   -------

Income before income taxes 325        1,333      2,731     4,045
Income taxes               130          423      1,042     1,381
                       -------      -------    -------   -------
Net income            $    195     $    910  $   1,689  $  2,664
                       =======      =======    =======   =======

Earnings per share:
------------------
Basic earnings
  per share           $    .03     $    .18  $     .23  $    .52
                       =======      =======    =======   =======

Weighted average number of common
  shares outstanding     7,898        5,077      7,333     5,175
                       =======      =======    =======   =======

Diluted earnings
  per share           $    .02     $    .16  $     .21  $    .46
                       =======      =======    =======   =======

Weighted average number
  of common shares and
  equivalents            8,322        5,797      7,878     5,849
                       =======      =======    =======   =======

        The accompanying notes are an integral part of these
                      financial statements.



                 COMPUDYNE CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (in thousands)



                       Common Stock     Additional
                       ------------       Paid-in      Retained
                      Shares   Amount     Capital      Earnings
                      ------   ------    ----------     --------


December 31, 2001     7,133   $  5,350   $ 27,976      $ 2,704


Common stock issued in
 connection with acquisition
 of Tiburon, Inc.     1,124        843      9,407

Warrants issued in
 connection with acquisition
 of Tiburon, Inc.                             130

Warrants exercised in
cashless exercise         8          6         58

Stock Options exercised 115         86        512

Net income                                               1,689

Other comprehensive income,
  net of tax:
Loss on interest rate
 swap agreement
Translation adjustment
                       __________________________________________
Balance at
September 30, 2002    8,380    $ 6,285   $ 38,083      $ 4,393
                     ======     ======    =======       ======









                        Accumulated
                           Other      Treasury Stock
                       Comprehensive  --------------
                            Loss      Shares   Amount     Total
                       -------------  ------   ------    -------


December 31, 2001         $ (114)       478   $ (3,279)  $32,637

Common stock issued in
 connection with acquisition
 of Tiburon, Inc.                                         10,250

Warrants issued in
 connection with acquisition
 of Tiburon, Inc.                                            130

Warrants exercised in
cashless exercise                         4        (64)       -

Stock Options exercised                                      598

Net income                                                 1,689

Other comprehensive income,
  net of tax:
Loss on interest rate
 swap agreement              (89)                            (89)
Translation adjustment       (18)                            (18)
                       __________________________________________

Balance at
September 30, 2002        $ (221)       482    $(3,343) $ 45,197
                           ======     =====     ======= ========



       The accompanying notes are an integral part of these consolidated financial statements.











           COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited)


                                             Nine Months Ended
                                                September 30,
                                            2002            2001
                                            ----            ----
                                               (in thousands)

Cash flows from operating activities:
     Net income                           $  1,689      $  2,664

Adjustments to reconcile net income to
 net cash used in operations:
  Depreciation and amortization              1,670         1,418
  Equity earnings in affiliated company        (23)          (16)
  Gain from disposition of property,
     plant and equipment                       (10)          (67)

Changes in assets and liabilities:
  Accounts receivable                       (3,783)        2,941
  Contract costs in excess of billings       5,734        (4,633)
  Inventories                                 (179)         (230)
  Prepaid expenses and other current assets    754          (674)
  Other assets                                  (6)         (400)
  Accounts payable and accrued liabilities  (2,742)          (50)
  Billings in excess of contract
     costs incurred                            470        (1,421)
  Deferred revenue                           2,240            -
  Other liabilities                             (8)         (263)
                                            -------       -------
Net cash flows provided by (used in)
    operating activities                     5,806          (731)
                                            -------       -------
Cash flows from investing activities:
  Additions to intangibles                      -           (124)
  Additions to property, plant
    and equipment                           (3,050)         (353)
  Proceeds from sale of property,
    plant and equipment                         32           399
  Net payment for acquisition              (10,343)       (6,086)
                                           --------       -------
Net cash flows used in
  investing activities                     (13,361)       (6,164)
                                           --------       -------
Cash flows from financing activities:
  Issuance of common stock                     599         1,006
  Warrants exercised                            64            -
  Purchase of treasury stock                   (64)       (2,489)
  Repayment of subordinated notes payable     (928)         (171)
  Borrowings of bank notes                  12,500        13,850
  Repayment of bank notes                     (973)       (5,615)
                                           --------      --------
Net cash provided by financing activities   11,198         6,581
                                           --------      --------

Net change in cash and cash equivalents      3,643          (314)
Cash and cash equivalents at beginning
    of period                                  296         1,077
                                           --------      --------
Cash and cash equivalents at end
    of period                            $   3,939      $    763
                                           ========      ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest                               $     929      $  1,342
  Income taxes                           $   1,246      $  1,065


       The accompanying notes are an integral part of these
                      financial statements.
































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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2001. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. During the second quarter of 2002, the Company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002. The results indicate no potential impairment exists. Amortization of this goodwill for the three and nine months ended September 30, 2001 was $16 thousand and $49 thousand, respectively.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

Reclassifications:

Certain prior period amounts have been reclassified to conform with the current period's presentation.








2. OPERATING SEGMENT INFORMATION

                                                       Pre-tax
                       Revenues     Gross Profit    Income/(Loss)
                       --------     ------------    -------------
                           (Three Months ended September 30)
                                    (in thousands)

                  2002      2001    2002     2001   2002    2001
                  ----      ----    ----     ----   ----    ----

Corrections     $ 20,823 $ 19,729 $ 2,448 $ 3,386  $ 152 $ 1,063
Attack Protection  6,939    5,587     889   1,537   (155)    414
Fed. Sec. Systems  3,386    5,027     606     587    208     272
Public Safety     10,232    1,011   5,530     320    (38)   (301)
CompuDyne Corp.       -        -       -       -     158    (115)
                 -------   ------  ------  ------  ------  ------
                $ 41,380 $ 31,354 $ 9,473 $ 5,830  $ 325 $ 1,333
                 =======   ======  ======  ======  ======  ======

                                                       Pre-tax
                       Revenues     Gross Profit    Income/(Loss)
                       --------     ------------    -------------
                           (Nine Months ended September 30)
                                    (in thousands)

                  2002      2001    2002     2001   2002    2001
                  ----      ----    ----     ----   ----    ----

Corrections      $63,024 $57,809 $ 9,678  $10,317 $ 2,330 $2,479
Attack Protection 18,711  17,266   3,011    4,980    (844) 1,655
Fed. Sec. Systems 10,247  14,011   1,746    1,747     509    760
Public Safety     19,304   3,461  10,471    1,322     455   (663)
CompuDyne Corp.       -       -       -        -      281   (186)
                --------  ------  ------   ------  ------  ------
               $111,286 $ 92,547 $24,906  $18,366 $ 2,731 $4,045
                ========  ======  ======   ======  ======  ======














3.    INVENTORIES

Inventories consist of the following:

                          September 30,      December 31,
                              2002               2001
                          ------------       -----------
                                  (in thousands)

  Raw materials          $      4,301        $      4,114
  Work in progress              1,662               1,844
  Finished goods                  459                 285
                               ------              ------
                         $      6,422        $      6,243
                               ======              ======



4. EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase 366,000 shares and 187,310 shares for the nine month period ended September 30, 2002 and 2001 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Stock options and warrants to purchase 594,500 shares and 2,000 shares for the three month period ended September 30, 2002 and 2001 respectively, were not dilutive and therefore were not included in the computation of diluted earnings per common share.














The computations of the Company's basic and diluted earnings per share amounts for the Company's operations were as follows:


                             Three Months Ended    Nine Months Ended
                                September 30,         September 30,
                             2002          2001    2002         2001
                             ----          ----    ----         ----
                        (in thousands, except share and per share data)

Net income                   $ 195         $ 910   $1,689       $2,664
                             =====         =====   ======       ======
Weighted average common
 shares outstanding          7,898         5,077    7,333        5,175
Effect of dilutive stock
 options and warrants          424           720      545          674
                             -----         -----    -----        -----
Diluted weighted average
 common shares outstanding   8,322         5,797    7,878        5,849
                             =====         =====    =====        =====

Net income per common share
  Basic                      $ .03         $ .18    $ .23        $ .52
  Diluted                    $ .02         $ .16    $ .21        $ .46



5.     GOODWILL

The FASB recently issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill no longer be amortized against earnings, but instead analyzed periodically for impairment. The Company has adopted SFAS No. 142 effective January 1, 2002, and as a result, amortization of goodwill was discontinued. Goodwill amortization for the three months and nine months ended September 30, 2001 was $16 thousand and $49 thousand, respectively. Net income and fully diluted earnings per share for the three months ended September 30, 2001, assuming goodwill was not amortized during this period, would not vary significantly from the amount recorded. Net income and fully diluted earnings per share for the nine months ended September 30, 2001, assuming goodwill was not amortized during this period, would have been $2.6 million and $.45 per share, respectively.


6.     ACQUISITION OF TIBURON, INC.

On January 25, 2002, the Company and Tiburon, Inc. ("Tiburon") entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon on May 2, 2002. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and approximately 1.1 million shares of CompuDyne common stock valued at $10.3 million. To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10 million increase in its borrowing facility from its banks. The remainder of the cash consideration paid was funded from the Company's working capital.

Tiburon provides command and control and records management software systems for law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

The September 30, 2002 unaudited consolidated financial statements include preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of Tiburon. Final valuations and allocations may differ from the amounts included herein. Currently goodwill is estimated to be approximately $20.0 million.

In conjunction with preliminary estimates, the purchase price was recorded as follows (in thousands):

     Fair value of assets acquired      $ 28,550
     Goodwill                             20,006
     Fair value of stock issued          (10,380)
     Cash                                (19,229)
                                        --------
     Liabilities assumed                $ 18,947
                                        ========

The following are the Company's unaudited pro forma results assuming the acquisition had occurred on January 1, 2001:

                         Three Months Ended        Nine Months Ended
                            September 30,            September 30,
                          2002        2001          2002       2001
                          ----        ----          ----       ----
                       (in thousands, except share and per share data)

Revenue                   $41,380     $42,029       $125,034   $124,183
Net income                $   195     $ 1,046       $  1,952   $  3,523
Earnings per share:
     Basic                $   .03     $   .17       $    .27   $    .56
     Diluted              $   .02     $   .15       $    .25   $    .51

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2001, or of future results of operations. These pro forma numbers may change based on the ultimate determination of the final values and allocations of the fair market value of the assets acquired and liabilities assumed of Tiburon, Inc.


7.   SUBSEQUENT EVENT

During October 2002, the Company's Board of Directors authorized a stock repurchase program. This program authorized the Company to repurchase on the open market, up to $3 million of the Company's common stock. As of November 12, 2002, the Company had repurchased 92,400 shares of its common stock for total consideration of approximately $575,000 under this program.


                               ITEM 2
               COMPUDYNE CORPORATION AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

Overview

CompuDyne Corporation is a leading provider of products and services to the Public Security market. The Company operates in four (4) distinct segments in this marketplace: Corrections, Attack Protection, Federal Security Systems and Public Safety.

The Corrections segment is headquartered in Montgomery, Alabama and is known to the trade as Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. Norment serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. Norment recently developed and introduced its MaxWall product. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. Norment, through a network of regional offices provides field level design, installation and maintenance of both physical and electronic security products.

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

The Attack Protection segment is the country's largest Original Equipment Manufacturer (OEM) of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. CompuDyne is a premiere provider of Level 8 security products, the highest rating level of commercial security products. The product manufactured is an integrated and structurally secure product where the rated protection comes not only from the glass but also from the frame and encasement, which are specifically designed to become integral parts of the structure into which they are to be installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from the United States Department of State, the segment's largest customer, Attack Protection is the largest supplier of bullet and blast resistant windows and doors to United
States embassies throughout the world.   Products are also sold to
drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, toll-booths, cash drawers and other similar items. Additionally, this division is finalizing plans to manufacture both fixed and pop-up bollards and barrier security systems.

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

The Public Safety segment consists of two subsidiaries known to the industry as CorrLogic, Inc. and Tiburon, Inc. CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

CompuDyne expanded its offerings in the Public Safety sector through the completion of its acquisition of Tiburon, on May 2, 2002. The Company elected to complete the purchase for 50% cash consideration and 50% stock consideration. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and approximately 1.1 million shares of CompuDyne common stock valued at $10.3 million.

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


                       RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues. The Company had revenues of $41.4 million and $31.4 million for the 3-month periods ended September 30, 2002 and September 30, 2001, respectively. This was an increase of $10.0 million or 32.0%, which, as described below, was a result of the acquisition by the Company of Tiburon, Inc. on May 2, 2002. Revenues from the Corrections segment increased from $19.7 million in 2001 to $20.8 million in 2002. This was an increase of 5.6%. This increase was a result of this segment's ability to perform additional contracting work from its backlog over that which it was able to perform in the previous year. Revenues from the Attack Protection segment increased from $5.6 million in 2001 to $6.9 million in 2002. This was an increase of 23.2%. This increase was a result of its government customers approving project submittal drawings at a rate faster than in the previous year. This allowed the segment to accelerate its manufacturing process and thus increase its revenues. Revenues from the Federal Security Systems segment declined from $5.0 million in 2001 to $3.4 million in 2002. This was a decline of 32.0%. The Federal Security Systems segment entered the year with a very small order backlog and as a result its revenue for the first nine months of 2002 suffered. Their backlog has, however been steadily growing through 2002. The Public Safety segment's revenues increased from $1.0 million in 2001 to $10.2 million in 2002 as a result of the acquisition by the Company of Tiburon, Inc., which occurred on May 2, 2002. The results of operations of Tiburon have been included in the Financial Statements of the Company as of that date.

Expenses. Cost of goods sold increased from $25.5 million in 2001 to $31.9 million in 2002. This was an increase of $6.4 million or 25.0%. This smaller percentage increase in cost of goods sold compared to the percentage increase in revenue resulted in a gross profit percentage of 23.0% in 2002 as compared to 18.8% in 2001. The principal reason for the increase in cost of goods sold was the acquisition of Tiburon, which occurred on May 2, 2002.

Gross Profit. The increase in the gross profit percentage is a result of the Tiburon acquisition. Tiburon, a component of the Company's Public Safety Segment, has higher gross profit percentages than do the Company's other business segments. The increase in the gross profit percentage was partially offset by operating inefficiencies in the Company's Attack Protection segment. During the first quarter of 2002, the Attack Protection segment purchased an existing 75,000 square foot building on 20 acres of land in Montgomery, Alabama near its present facility and set up this facility as a new manufacturing facility to enable it to handle additional capacity. In the process of overseeing this new factory coming on line, the segment did not adequately manage the existing work in its existing facility which resulted in many of the in-process jobs being run inefficiently, resulting in cost overruns. The Company is in the process of correcting the identified inefficiencies. In addition, this new manufacturing capacity was largely underutilized as the expected volume of business was not yet available to be manufactured in the Company's new factory. As a result, the Attack Protection segment recorded a pre-tax loss whereas in the prior year it had attained significant pre-tax income.

Operating Expenses. Operating expenses increased from $4.0 million in 2001 to $8.8 million in 2002. This was an increase of $4.8 million or 120.0%. This increase was primarily a result of the May 2, 2002 acquisition of Tiburon. Tiburon is primarily a software company and as such its business model differs from that of the Company's other segments. Tiburon tends to have significantly higher gross profits and higher operating expenses as a percentage of revenue. Much of these operating expenses relate to the continual updating and enhancement of its software products.

Interest expense decreased from $697 thousand in 2001 to $402 thousand in 2002. This decrease is largely a result of the Company repaying its 13.15% subordinated note borrowing with a portion of the proceeds from the Private Investment, Public Equity, ("PIPE") transaction which occurred in October 2001.

Taxes on income. During the third quarter of 2001 the Company provided for income taxes at a 31.6% effective tax rate, while in 2002 the Company provided for taxes at a rate of 40.0%. The effective tax rate for the 3 months ended September 30, 2002 is higher than the comparable period in 2001 due to the partial release of a valuation allowance in the prior year, which was recorded against various deferred tax assets.


Net income. The Company reported net income of $195 thousand in 2002 and $910 thousand in 2001. Fully diluted earnings per share decreased from $.16 per share in 2001 to $.02 per share in 2002. The fully diluted weighted average number of common shares and equivalents increased from 5.8 million in 2001 to 8.3 million in 2002. This increase was primarily the result of the new shares issued by the Company in its PIPE transaction which occurred in late October 2001 and the shares issued on May 2, 2002 in connection with the acquisition of Tiburon, Inc.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues. The Company had revenues of $111.3 million and $92.5 million for the 9-month periods ended September 30, 2002 and September 30, 2001, respectively. This was an increase of $18.8 million or 20.3%, which was a result of the Company's acquisition of Tiburon, Inc. on May 2, 2002. Revenues from the Corrections segment increased from $57.8 million in 2001 to $63.0 million in 2002. This was an increase of 9.0%. This increase was a result of this segment's ability to perform additional contracting work from its backlog over that which it was able to perform in the previous year. Revenues from the Attack Protection segment increased from $17.3 million in 2001 to $18.7 million in 2002. This was an increase of 8.0%. Revenues from the Federal Security Systems segment declined from $14.0 million in 2001 to $10.2 million in 2002. This was a decline of 27.1%. The Federal Security Systems segment entered the year with a very small order backlog and as a result its revenue for the first nine months of 2002 suffered. Their backlog, however has been steadily growing through 2002. The Public Safety segment's revenues increased from $3.5 million in 2001 to $19.3 million in 2002. This was an increase of $15.8 million and is due mainly to the acquisition of Tiburon on May 2, 2002.

Expenses. Cost of goods sold increased from $74.0 million in 2001 to $86.4 million in 2002. This was an increase of $12.3 million or 16.6%. The smaller percentage increase in cost of goods sold as compared to the percentage increase in revenues resulted in a gross profit percentage of 22.4% in 2002 as compared to 19.9% in 2001. The principal reason for this increase in cost of goods sold and the related decrease in gross profit percentage was a result of operating inefficiencies in the Company's Attack Protection segment. During the first quarter of 2002 the Attack Protection segment, which had largely been capacity constrained, purchased an existing 75,000 square foot building on 20 acres of land and set up this facility as a new manufacturing facility to enable it to handle additional capacity. In the process of overseeing this new factory coming on line, the segment did not adequately manage the existing work in its existing facility which resulted in many of the in-process jobs being run inefficiently, resulting in cost overruns. The Company is in the process of correcting the identified inefficiencies. In addition, this new manufacturing capacity was largely underutilized as the expected volume of business was not yet available to be manufactured in the Company's new factory. As a result, this segment recorded a pre-tax loss whereas in the prior year this segment had attained significant pre-tax income.

Operating Expenses. Operating expenses increased from $12.8 million in 2001 to $21.3 million in 2002. This was an increase of $8.5 million or 66.4%. This increase was largely a result of the May 2, 2002 acquisition of Tiburon. Tiburon is primarily a software company and as such its business model differs from that of the Company's other segments. Tiburon tends to have significantly higher gross profits and higher operating expenses as a percentage of revenue. Much of these operating expenses relate to the continual updating and enhancement of its software products.

Interest expense decreased from $1.8 million in 2001 to $1.1 million in 2002. This decrease is largely a result of the Company repaying its 13.15% subordinated note borrowing with a portion of the proceeds from the PIPE transaction, which occurred in October 2001.

Taxes on income. During 2001 the Company provided for income taxes at a 34.1% effective tax rate, while in 2002 the Company provided for
taxes at a rate of 38.2%.   The effective tax rate for the first 9
months of 2002 is higher than the first 9 months of 2001 due to the partial release of a valuation allowance in the prior year, which was recorded against various tax assets.

Net income. The Company reported net income of $1.7 million in 2002 and $2.7 million in 2001. Fully diluted earnings per share decreased from $.46 per share in 2001 to $.21 per share in 2002. The fully diluted weighted average number of common shares and equivalents increased from 5.8 million in 2001 to 7.9 million in 2002. This increase was primarily the result of the new shares issued by the Company in its PIPE transaction, which occurred in late October 2001 and the shares issued on May 2, 2002 in connection with the acquisition of Tiburon, Inc.

Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank financing, and the sale of its common stock. The Company's liquidity requirements arise from cash to carry its inventories, billed and unbilled receivables, to repurchase shares of its common stock under its share repurchase program, and for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate customers of the Company are primarily Federal, State and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of September 30, 2002, the Company had working capital of $28.8 million compared with $27.4 million as of December 31, 2001. The most significant changes in working capital were increases in accounts receivable, decrease in contract costs in excess of billings, accounts payable and other accrued expenses.


Net cash provided by operating activities was $5.8 million in 2002 versus $0.7 million used in operating activities in 2001.

Net cash used in investing activities was $13.4 million in 2002 compared to $6.2 million in 2001. Capital expenditures of $3.0 million were made in 2002 primarily for the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot manufacturing facility in Montgomery, Alabama to increase capacity of the Attack Protection segment. Additionally, $10.3 million, net, was the cash portion used by the Company to acquire the shares of Tiburon, Inc. not previously owned by the Company.

Net cash provided by financing activities amounted to $11.2 million in 2002 compared with $6.6 million in 2001. The increase in cash provided by financing activities is primarily a result of additional borrowings under the Company's bank credit facilities.

Much of the Company's change in cash flows from its operating, investing, and financing activities resulted from the Company's May 2, 2002 acquisition of Tiburon.

The following table summarizes the contractual obligations of the Company as of September 30, 2002 and the payments due by period.

                                Payments Due by Period
                                ----------------------
                                    (in thousands)
                       Long-Term Debt           Operating Leases
                       --------------           ----------------
December 31:
   2002                $    417                 $    803
   2003                   2,524                    2,644
   2004                  18,520                    1,857
   2005                     440                    1,048
   2006                     440                      232
 Thereafter               3,420                      574
                       --------                 --------
             Totals    $ 25,761                 $  7,158
                       ========                 ========



The Company's total outstanding borrowings at September 30, 2002 amounted to $25.8 million. All of these borrowings were at variable rates. One of these borrowings is a subordinated borrowing in the amount of $833 thousand which bears interest at the prime rate.

The Company also had two (2) borrowings from Banks, both made under a Credit Agreement that provides for both term borrowings and a line of credit. The first borrowing is a 3 year term loan due in quarterly installments through November 2004. This borrowing of $5 million was entered into on November 16, 2001. The amount outstanding as of September 30, 2002 was $3.7 million. The interest rate is variable and can range from LIBOR +1.75% to prime + 1.5%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA).

The second borrowing from Banks under the Credit Agreement is a $30 million line of credit, due November 16, 2004. The amount outstanding under this line of credit at September 30, 2002 was $16 million. Its interest rate is variable and can range from LIBOR
+ 1.50% to prime +1.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter as defined above.

The Company also had (2) two industrial revenue bonds outstanding at September 30, 2002 in the amounts of $1.7 million and $3.5 million. These borrowings bear interest at variable rates based on weekly market
conditions.   These bonds are fully collateralized by Bank letters of
credit issued under the Bank Credit Agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's $5.8 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond Borrowing on the Company's new Attack
Protection facility, the Company has no other material off balance sheet liabilities.

The Company had $8.2 million of unused availability under its line of credit at September 30, 2002.

As a result of the variable nature of the interest rate on the Company's Bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any material acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. On May 2, 2002, the Company completed the acquisition of Tiburon, Inc. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $12 million in cash and approximately 1.1 million shares of CompuDyne common stock valued at $10.3 million. To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its bank line of credit to $30 million effective May 2, 2002. Borrowings made by the Company under this increased facility may result in increased interest rates charged to the Company, to the extent its leverage ratio changes resulting in increased interest charges. As a result of the approval of this borrowing, the Company had adequate cash available to complete this transaction.


Backlog

The Company's backlog of orders was $207 million at September 30, 2002 and $110 million at December 31, 2001. Approximately $70 million of the $207 million backlog related to business obtained as a result of Tiburon's operations. Tiburon's backlog has grown by $14 million since it was acquired by the Company in May of 2002. Effective with the March 31, 2002 Form 10-Q, the Company has started reporting its backlog on a revenue backlog basis. Prior thereto the Company reported its backlog on a billing basis. The backlog reported on a billing basis at December 31, 2001 was $118 million.


Impact of Inflation

Inflation has not had a significant effect on CompuDyne's operations during the quarter ended September 30, 2002.


Market Risk

The Company is exposed to market risk related to changes in interest rates and, to an immaterial extent, to foreign currency exchange rates. At September 30, 2002, the Company had a total of $25.8 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million. The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At September 30, 2002 the amount of the swap agreement had declined to $8.1 million at a fixed rate of 4.90%.
As such, approximately $17.7 million of the Company's variable rate borrowings were not hedged with an interest rate swap agreement. In the event interest rates increase dramatically, the increase in interest rate expense to the Company could be material to the results of operations of the Company.




Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test six months from the date of adoption. During the second quarter of 2002, the Company completed the first step of the required initial test for potential impairment of goodwill recorded at January 1, 2002.
The results indicate no potential impairment exists. Amortization of this goodwill for the three and nine months ended September 30, 2001 was $16 thousand and $49 thousand, respectively.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company does not believe the adoption of this standard will have a material impact on the Company's financial position or results of operations.


Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements made in this Form 10-Q with regard to our expectations as to future revenues, expenses, financial position and industry conditions, our ability to secure new contracts, our goals for future operations, implementation of our business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities law. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to us or our management, identify forward-looking statements. Although we make such statements based on current information and assumptions we believe to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for our products, competitive factors and pricing pressures, changes in legal and regulatory requirements, technological change or difficulties, product development risks, commercialization difficulties, adverse results in litigation and general economic conditions. Risks inherent in our business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.



                               ITEM 3
     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

CompuDyne has variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowings under the Company's loans from its banks.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2002. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2002.




Financial Instruments by Expected Maturity Date

Period Ending September 30  2003        2004        2005         2006
                            ----        ----        ----         ----
Notes Payable
   Variable rate ($)        $2,523,335  $2,523,336  $16,854,330  $440,000
   Average interest rate       4.5%        5.0%         6.0%       6.5%
   Fixed rate ($)           $      -    $      -    $       -    $    -
   Average interest rate           -           -            -         -


Period Ending September 30     Thereafter      Total         Fair Value
                               ----------      -----         ----------
Notes Payable:
   Variable rate ($)           $3,420,000      $25,761,001   $25,761,001
   Average Interest Rate          7.0%             5.5%         5.5%
   Fixed rate ($)              $      -        $       -     $       -
   Average Interest Rate              -                -             -

Period Ending September 30   2003       2004        2005         2006
                             ----       ----        ----         ----
Interest Rate Swaps:
   Variable to Fixed ($)     $2,705,880 $2,705,880  $2,705,890   $  -
     Average pay rate           4.9%      4.9%         4.9%         -
     Average receive rate       2.0%      2.5%         3.5%         -

Period Ending September 30     Thereafter      Total         Fair Value
                               ----------      -----         ----------
Interest Rate Swaps:
   Variable to Fixed           $   -          $ 8,117,650    ($362,771)
     Average pay rate              -                  -            -
     Average receive rate          -                  -            -











                               ITEM 4
                      CONTROLS AND PROCEDURES

As of November 4, 2002, CompuDyne's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports. In addition, CompuDyne's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to November 4, 2002.






































                    PART II - OTHER INFORMATION

Item 6:    Exhibits and Reports on Form 8-K
           (a)  Exhibits

                99.1 Certification Pursuant To 18 U.S.C. Section 1350
                     As Adopted Pursuant To Section 906 Of The
                     Sarbanes-Oxley Act Of 2002, for Mr. Martin Roenigk

                99.2 Certification Pursuant To 18 U.S.C. Section 1350
                     As Adopted Pursuant To Section 906 Of The
                     Sarbanes-Oxley Act Of 2002, for Mr. Geoffrey F.
                     Feidelberg

           (b)  Reports on Form 8-K - None







































                             SIGNATURE
                             ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMPUDYNE CORPORATION



Date: November 13, 2002   /s/ Geoffrey F. Feidelberg
                          --------------------------
                          Geoffrey F. Feidelberg
                          Chief Financial Officer








































CERTIFICATION

I, Martin Roenigk, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CompuDyne
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002       /s/ Martin Roenigk
                              ------------------
                              Martin Roenigk,
                              Chief Executive Officer









































CERTIFICATION

I, Geoffrey F. Feidelberg, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CompuDyne
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002          /s/ Geoffrey F. Feidelberg
                                 _______________________
                                 Geoffrey F. Feidelberg,
                                 Chief Financial Officer