Form 10-K
period 2002-12-31
COMPUDYNE CORP
filed 2003-03-31
CIK 22912

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                                 FORM 10-K

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended DECEMBER 31, 2002
                                 OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (410) 712-0275

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the act)
                     Yes    X            NO

As of March 31, 2003, a total of 7,760,892 shares of Common Stock, $.75 par value, were outstanding.

The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the average of the bid and asked prices on the Nasdaq National Market on June 30, 2002 was approximately $86.5 million.
                          (see ITEM 5).


Documents incorporated by reference: Portions of the Proxy
Statement relating to the 2002 Annual Meeting of Shareholders and the Current Report on 8-K filed March 31, 2003 are incorporated in
Part II and Part III.


                               PART I

ITEM 1.  BUSINESS

Description of Business

CompuDyne Corporation, ("CompuDyne" or the "Company") was reincorporated in Nevada in 1996, and is a leading provider of products and services to the Public Security market. The Company operates in four (4) distinct segments in this marketplace: Institutional Security Systems (formerly known as Corrections), Attack Protection, Federal Security Systems and Public Safety and Justice.

The Institutional Security Systems segment is headquartered in Montgomery, Alabama and is known to the trade as Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry prisons and jails) and to the courthouse, municipal and commercial markets. Norment serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors,frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. Norment also developed a product called MaxWall. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. Norment, through a network of regional offices provides field level design, installation and maintenance of both physical and electronic security products.

Included in the Institutional Security Systems segment is the TrenTech line which designs, manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as designing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system which has become the virtual standard for the United States Air Force and has been installed at over 200 United States Air Force facilities throughout the world.

The Institutional Security Systems segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical sliding devices used in the corrections industry.

The Attack Protection segment is the country's largest Original Equipment Manufacturer (OEM)of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. CompuDyne is a premier provider of Level 8 security products, the highest rating level of commercial security products. The product manufactured is an integrated and structurally secure product where the rated protection comes not only from the glass but also from the frame and encasement, which are specifically designed to become integral parts of the structure into which they are to be installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from the United States Department of State, the segment's largest customer, Attack Protection is the largest supplier of bullet and blast resistant windows and doors to United
States embassies throughout the world.   Products are also sold to
drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

The Attack Protection segment also manufactures a highly sophisticated fiber optic sensor system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as Federal facilities, oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition, it has been installed to protect the perimeters of numerous private estates and other similar properties. A related product is SecurLan, which protects data lines from physical intrusion using a fiber optic technology similar to the Fiber SenSys technology.

The Federal Security Systems segment is known as Quanta Systems Corporation. This segment has been serving the Federal government's security needs since 1952. Its customer base includes military, governmental agencies, and state and local governmental units. Federal Security Systems provides turnkey systems integration of public security and safety systems. This segment is a classic security integrator and specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

The Public Safety and Justice segment consists of two subsidiaries known to the industry as CorrLogic, Inc., ("CorrLogic") and Tiburon, Inc., ("Tiburon"). CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

CompuDyne expanded its offerings in the Public Safety and Justice sector through the completion of its acquisition of Tiburon, on May 2, 2002. The Company elected to complete the purchase of Tiburon for 50% cash consideration and 50% stock consideration.
Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $10.4 million, net in cash and approximately 1.1 million shares of CompuDyne common stock for a total acquisition cost of $33.8 million.

Tiburon provides a fully integrated suite of products including computer assisted dispatch,records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of
public safety and justice automation systems.   In business since
1980, with more than 450 systems supporting over 700 agencies, Tiburon is a leader in public safety and justice solutions.

At December 31, 2002 the Company had approximately $204 million in backlog.


Direct sales to the U.S. government for the years ended December 31, 2002, 2001 and 2000 were approximately $17.0 million, $21.4 million and $11.8 million, respectively, or 10.9%, 16.8% and 9.0% of the company's total net sales for the respective years.

CompuDyne has no other customers that account for 10% or more of its sales.

Market
------

The market for jail and prison security systems is related to new facility construction, existing facility upgrades, and the trend towards outsourcing government services. Approximately $3.1 billion is spent annually on correctional facility construction, of which typically 14%-15% relates to security hardware and security electronics. Most upgrade and all maintenance work would be in addition to the amount spent on contracting. The new MaxWall product introduced by Norment has the potential to more than double these percentages to 28%-30%. Other security markets, which the Company serves, including state and local government facilities, federal government facilities and large commercial installations are much larger.

The Company faces considerable competition, from large and small companies, in all of its lines of business. While the Company is the largest supplier of physical and electronic security to the corrections industry, it does compete with one other medium sized competitor and many small competitors.

Most of the Company's business is done on a bid or request for proposal basis. Much of the Federal Security Systems work is on a cost plus basis and is subject to audit by the Defense Contract
Audit Agency, ("DCAA").

The Public Safety and Justice segment competes in a market where annual sales are approximately $450 million. Most of the competitors in this market are smaller than CompuDyne. Some of the larger competitors include divisions of Motorola, Intergraph and Northrop Grumman.

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

At December 31, 2002, the Company had 923 permanent employees. Of the permanent employees, 33 are subject to collective bargaining agreements. The Institutional Security Systems Segment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2002, 75 of these temporary employees were covered under collective bargaining agreements.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements made in this Annual Report with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, it's goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities law. When used in this Annual Report, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to management, identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, delays in government procurement processes, technological change or difficulties, product development risks, commercialization, difficulties, adverse results in litigation and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

Available Information
---------------------

Our investor relations website is www.CompuDyne.com. The Company posts all of its SEC filings on the Company website.



ITEM 2.  PROPERTIES

The Company occupies its principal executive offices close to Baltimore Washington International Airport in Hanover, Maryland.
The Company leases approximately 3,200 square feet of office space.

At December 31, 2002 the Institutional Security Systems segment leased primary facilities for engineering, assembly and administration including Alabama - 62,075 square feet, California
- 15,795 square feet, Oregon - 30,327 square feet, Maryland -
- 9,500 square feet, Arizona - 2,500 square feet, North Carolina - 3,900 square feet and Wisconsin - 5,200 square feet.

At December 31, 2002 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama - 211,703 square feet. These facilities are encumbered by an Industrial Revenue Bond. The Attack Protection segment also leases 6,466 square feet of office/warehouse space in Oregon.

At December 31, 2002 the Federal Security Systems segment leased primary facilities for engineering, assembly and administration in Maryland - 18,090 square feet.

At December 31, 2002 the Public Safety and Justice segment leased primary facilities for engineering and administration including California - 36,351 square feet, Colorado - 15,378 square feet, Texas - 7,711 square feet, Florida - 2,347 square feet, Maryland - 7,749 square feet, Utah - 5,422 square feet, Oregon - 4,591 square feet, and Wisconsin - 3,308 square feet.

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



The Company has been served over the past several years with a number of New York, New Jersey, Rhode Island and Pennsylvania lawsuits involving asbestosis related personal injury and death claims in which York-Shipley, Inc., (a former subsidiary of CompuDyne, Inc.) and/or CompuDyne Corporation and/or CompuDyne, Inc., (an inactive subsidiary) is a defendant. The complaints against CompuDyne, Inc. have been referred to the trustee in bankruptcy for CompuDyne, Inc. The Company itself was named as a defendant more frequently in 2000 and 2001 in New York state litigation and has advised its insurers of each of these cases for which the insurers are providing a defense pursuant to agreement with the Company, subject to reservation of rights by the insurer. The insurers have advised that claims in such litigation for punitive damages and intentional conduct are not covered. The Company cannot ascertain the total amount of potential liability with respect to these matters, but does not believe that any such liability should have a material effect on its financial position, future operations or future cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                               PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

CompuDyne Common Stock is quoted on the Nasdaq National Market, under the symbol "CDCY". There were 1,495 common shareholders of record as of March 25, 2003.

The following table sets forth the high and low sales for CompuDyne Common Stock as quoted on the NASDAQ National Market.

                          2002                     2001
                          ----                     ----

Quarter Ended       High          Low       High           Low
-------------       ----          ----      ----           ----

March 31         $ 17.30       $ 11.70    $  8.38       $   5.13
June 30            17.87         12.22      10.25           7.50
September 30       15.94          6.00      19.55           7.75
December 31         9.23          5.59      19.30           9.75



The Company did not pay any dividends on its common stock during the years ended December 31, 2002 and 2001, and its Board of Directors has no intention of declaring a dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report or in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

  (In thousands except per share data):

                         For the years ended December 31,
                         -------------------------------

                  2002(a)     2001       2000(b)      1999(c)     1998(d)
                  ------      -----      ------        ------     -----

Net sales      $ 155,556   $ 127,394   $ 130,611    $ 111,446   $ 31,916
                 =======     =======     =======      =======     ======

Gross profit   $  34,816   $  25,280   $  25,502    $  21,355   $  6,052

Operating
  expenses        25,785      17,378      17,792       15,231      4,415
Research and
 development       4,916          70         220           80        169
                  ------      ------      ------       ------      -----
Operating income $ 4,115    $  7,832   $   7,490    $   6,044   $  1,468
                  ======      ======      ======       ======     ======

Interest expense,
 net of interest
 income          $ 1,394    $  2,540   $   1,934    $   2,057   $    295
                  ======      ======      ======       ======     ======

Net income       $ 1,814    $  4,092   $   4,139    $   2,670   $    847
                  ======      ======      ======       ======     ======



Earnings per share(e):
Basic
-----
  Net income     $   .24    $    .75   $     .78    $     .51   $    .20
                  ======      ======      ======       ======     ======

Weighted average number
  of common shares
   outstanding     7,456       5,424       5,339        5,237      4,166
                  ======      ======      ======       ======     ======

Diluted
-------
  Net income     $   .23    $    .67   $     .69    $     .46   $    .20
                  ======      ======      ======       ======     ======

Weighted average
 number of common
 shares and
 equivalents       7,940       6,110       6,028        5,868      4,343
                  ======      ======      ======       ======     ======

Total assets   $ 124,361   $  76,431   $  59,866    $  57,447   $ 43,570
                ========     =======    ========     ========    =======

Long-term debt $  27,510   $  15,162   $  20,217    $  19,613   $ 20,535
                ========     =======    ========     ========    =======

Total
shareholders'
equity         $  49,204   $  32,637   $  13,796    $  10,030   $  5,890
                ========     =======    ========     ========    =======

Notes:
(a) Includes operations of Tiburon, Inc. from May 2, 2002, the date of purchase.
(b)  Includes operations of Fiber SenSys, Inc. from October 31, 2000.
(c) Includes operations of CorrLogic from May 30, 1999, the date of purchase, Ackley Dornbach from November 12, 1999, the date of purchase, and MicroAssembly from January 1, 1999 through May 31, 1999, the date of disposition.
(d) Includes the operations of Norment/Norshield from November 28, 1998, the date of acquisition.
(e) No dividends have been paid on Common Stock during the above periods.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 17 through 26 of the Company's Annual Report to Shareholders which is included in the Current Report on Form 8-K filed on March 31, 2003 is herein incorporated by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Interest Rate Risk
------------------

CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's bank borrowings.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2002. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2002. Note 10 to the consolidated financial statements contains descriptions of the Company's notes payable and should be read in conjunction with the table below.

Financial Instruments by Expected Maturity Date



















Year Ending December 31

                          2003         2004        2005        2006      2007
                          ----         ----        ----        ----      ----
Notes Payable:
 Variable rate ($)  $ 2,401,667   $21,103,333  $ 440,000  $ 440,000 $ 440,000
 Average interest rate   4.5%          5.0%        6.0%       6.5%      7.5%
 Fixed rate ($)     $     -       $     -      $    -     $    -    $    -
 Average interest rate    -             -           -          -         -


Year Ending December 31      Thereafter        Total       Fair Value
                             ----------        -----       ----------

Notes Payable:
 Variable rate ($)          $ 2,685,000    $ 27,510,000   $ 27,510,000
 Average Interest Rate           7.0%            5.2%           5.2%
 Fixed rate ($)             $     -        $      -       $      -
 Average Interest Rate            -               -              -

Year Ending December 31

                          2003         2004        2005        2006      2007
                          ----         ----        ----        ----      ----

Interest Rate Swaps:
 Variable to Fixed ($) $2,705,880  $2,705,880   $2,029,420   $   -     $   -
 Average pay rate          4.90%       4.90%        4.90%        -         -
 Average receive rate      2.00%       3.00%        4.00%        -         -


Year Ending December 31      Thereafter        Total       Fair Value
                             ----------        -----       ----------
Interest Rate Swaps:
 Variable to Fixed ($)      $     -       $ 7,441,180     ($ 337,757)
 Average pay rate                 -             -              -
 Average receive rate             -             -              -



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of CompuDyne Corporation at December 31, 2002 and December 31, 2001, and for each of the three years in the period ended December 31, 2002, and the Report of Independent Auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 31, 2002 which is included in the Current Report on Form 8-K filed on March 31, 2003, are herein incorporated by reference from the registrants 2002 Annual Report to Shareholders, on pages 27 through 44 .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

                                PART III

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2002 or April 30, 2003, relating to its 2003 Annual Meeting of Stockholders.

                                PART IV

ITEM 14. CONTROLS AND PROCEDURES

As of March 21, 2003, CompuDyne's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports, except as noted below.

Exceptions

Institutional Security Systems Segment

During the third and fourth quarters of 2002, the Company recognized margin write-downs of approximately $600 thousand and $1.2 million respectively. These write downs were due to increases in labor hour estimates and other matters resulting from operational difficulties experienced in the performance of contracts at the West Coast operations of the Institutional Security Systems segment. Management recorded the margin write-downs in the quarters in which the operational difficulties were experienced, however established policies and procedures regarding the management of contracts were not followed, including the policies for maintaining contractual data in the information systems and management oversight. Compliance with established policies and procedures would have allowed these operational issues to be identified earlier and potentially mitigated the required margin write-downs.

To address this situation, the Company has replaced certain personnel at its West Coast operations and implemented more centralized controls including direct oversight of the West Coast operations by the segment's President and its Executive Vice-President. The Company is also implementing standardized training programs for its project oversight employees and involving the Company's internal auditor in monitoring certain critical monthly and quarterly closing processes. The Company analyzed all estimates and current data surrounding projects managed by its West Coast operations as of December 31, 2002 to ensure its books and records accurately reflected the status of these projects.

Public Safety and Justice Segment

The Company's Public Safety and Justice segment consists of its CorrLogic and Tiburon operations. The Company acquired Tiburon on May 2, 2002. In evaluating Tiburon's control environment, the Company identified a lack of controls surrounding the reconciliation process over Tiburon's balance sheet accounts. Additionally, Tiburon did not have adequate policies and procedures to identify contractual changes and updates to the estimates to complete.

To address this situation, the Company has commenced additional training and replacement of certain individuals, involved the Company's internal auditor in monitoring critical monthly and quarterly closing processes, and instituted additional management oversight and detailed reviews. The Company reconciled all significant accounts and updated estimates to complete as of December 31, 2002, to ensure its books and records accurately reflected its financial position and results of operations.

CompuDyne's management, including the Chief Executive Officer and the Chief Financial Officer, reviewed the internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to March 21, 2003. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS
            AND REPORTS ON FORM 8-K

(a) Financial Statements
   (1) The financial statements listed in the accompanying index to financial statements are incorporated by reference from CompuDyne's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2003.
   (2) Schedule II - Schedule of valuation and qualifying accounts
(b) Reports on Form 8-K - A current report on Form 8-K regarding the amendment of the Company's credit facility with its banks dated March 21, 2003 and filed with the Securities and Exchange Commission on March 31, 2003.
(C) Exhibits
    The Exhibits listed on the index below are filed as a part of this Annual Report.






                    COMPUDYNE CORPORATION AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                                (Item 14(a)(1))

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 2002 and 2001

    Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

    The consolidated financial statements listed above are incorporated by reference from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2003












                      INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CompuDyne Corporation
Hanover, Maryland

We have audited the consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 25, 2003; such report has previously been filed as part of the Company's Annual Report for the year ended December 31, 2002 included in the Current Report on Form 8-K dated March 31, 2003. Our audits also included the financial statement schedule of CompuDyne Corporation and its subsidiaries, listed in the accompanying index at Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Baltimore, Maryland
March 25, 2003

























                                (Item 14(a)(2))

Schedule II - Valuation and Qualifying
  Accounts for the Years Ended December 31, 2002, 2001 and 2000


                              SCHEDULE II

                 COMPUDYNE CORPORATION AND SUBSIDIARIES
              SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
                              ($ thousands)



                            Balance at   Charged to              Balance
                            Beginning    Costs and               at End
Description                 of Period     Expenses   Deduction  of Period
-----------                 ---------     --------   ---------  ---------

Year Ended December 31, 2002

 Reserve and allowances
 deducted from asset accounts:
  Obsolescence reserve
   for inventory           $    385         257          -      $    642
 Reserve for
  accounts receivable      $  1,094          79          -      $  1,173
 Tax asset allowance       $     -           92          -      $     92


Year Ended December 31, 2001
 Reserve and allowances
 deducted from asset accounts:
  Obsolescence reserve
   for inventory           $    691           -        (306)    $    385
 Reserve for
  accounts receivable      $  1,260           -        (166)    $  1,094

Year Ended December 31, 2000
 Reserve and allowances
 deducted from asset accounts:
  Obsolescence reserve for
   inventory               $    610          81          -      $    691
 Reserve for
  accounts receivable      $    402         939         (81)    $  1,260

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

3(B). Amendment to the Articles of Incorporation of CompuDyne Corporation increasing the number of authorized common shares filed with the Secretary of the State of Nevada on February 16, 2001, herein incorporated by reference to exhibit 3(B) to the registrants 10-K filed March 27, 2001.

3(C). Agreement and Plan of Merger dated May 8, 1996, herein incorporated by reference to Exhibit 3(B) to registrant's 10-K filed March 31, 1997.

3(D). By-Laws, as amended through January 28, 1997 and as presently in effect, herein incorporated by reference to Exhibit 3(C) to registrant's 10-K filed March 31, 1997.

10(A) CompuDyne Corporation 1996 Stock Incentive Compensation Plan for
      Employees, herein incorporated by reference to Registrant's Proxy Statement dated July 17, 2001 for its 2001 Annual Meeting of Shareholders.

10(B) Credit Agreement dated November 16, 2001 by and among CompuDyne
      Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (B) to registrant's 8-K filed November 21, 2001.

10(C) First Amendment to Credit Agreement dated December 19, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (C) to Registrant's 10-K filed on March 29, 2002.

      Second Amendment to Credit Agreement dated April 22, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to Registrant's 8-K filed on May 2, 2002.

   * Third Amendment to Credit Agreement dated September 30, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders.

      Fourth Amendment to Credit Agreement dated March 21, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to Registrant's 8-K filed on March 31, 2003.

10(D) 1996 Stock Non-Employee Director Plan, herein incorporated by reference to Registrant's Proxy Statement dated April 18,
      1997 for its 1997 Annual Meeting of Shareholders.

10(E) Stock Option Agreement dated August 21, 1995 by and between Martin
      A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

13 *  2002 Annual Report to Shareholders.

21.*  Subsidiaries of the Registrant.

23.*  Independent Auditors' Consent

99. Registrant's Registration Statement dated March 25, 2002, herein incorporated by reference to Registrant's Form S-4 filed on March 25, 2002.

99.1* Certification Pursuant To 18 U.S.C. Section 1350 As Adopted
      Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, for Mr. Martin Roenigk

99.2* Certification Pursuant To 18 U.S.C. Section 1350 As Adopted
      Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, for Mr. Geoffrey F. Feidelberg

*      Filed herewith.




                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPUDYNE CORPORATION
                                         (Registrant)


                                By:/s/  Geoffrey F. Feidelberg
                                        ----------------------
                                        Geoffrey F. Feidelberg
Dated: March 31, 2003                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.


/s/ Martin A. Roenigk        Director, Chairman, President
                              and Chief Executive Officer

/s/ David W. Clark, Jr.      Director


/s/ Millard H. Pryor, Jr.    Director


/s/ Alan Markowitz           Director


/s/ Philip M. Blackmon       Director and
                              Executive Vice-President


/s/ Wade B. Houk             Director


/s/ Geoffrey F. Feidelberg   Chief Financial Officer


/s/ Bruce Kelling            Director





                            CERTIFICATION


I, Martin Roenigk, certify that:

1.  I have reviewed this annual report on Form 10-K of CompuDyne
    Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                       /s/ Martin Roenigk
                                           ----------------------
                                           Martin Roenigk
                                           Chief Executive Officer



































                               CERTIFICATION

I, Geoffrey F. Feidelberg, certify that:

1.  I have reviewed this annual report on Form 10-K of CompuDyne
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                      /s/ Geoffrey F. Feidelberg
                                          --------------------------
                                          Geoffrey F. Feidelberg
                                          Chief Financial Officer





































H:\METZLER\COMPUDYN\General\SEC Filings\2002 FILINGS\10K 2002\form10k.txt