Form 10-Q
period 2003-03-31
COMPUDYNE CORP
filed 2003-05-15
CIK 22912

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549
                    ----------------------

                          FORM 10-Q


   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2003

                                OR

  [  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ____________ to ___________

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


                Yes   X                                  NO_____

      Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                Yes   X                                  NO_____


     As of  May 13, 2003, a total of 7,898,171 shares of Common Stock,
                   $.75 par value, were outstanding.



                   COMPUDYNE CORPORATION AND SUBSIDIARIES
                                  INDEX
                                                      Page No.

Part I.  Financial Information

Item 1. Financial Statements - Unaudited

   Consolidated Balance Sheets - March 31, 2003
   and December 31, 2002

   Consolidated Statements of Operations -
   Three Months Ended
   March 31, 2003 and 2002

   Consolidated Statement of Changes in
   Shareholders' Equity - Three Months Ended
   March 31, 2003

   Consolidated Statements of Cash Flows -
   Three Months Ended March 31, 2003 and 2002

   Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures
   About Market Risk

  Item 4. Controls and Procedures

Part II.  Other Information

   Signature and Certifications






                    ITEM 1. FINANCIAL STATEMENTS
               COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                             (unaudited)

                                          March 31,        December 31,
                                            2003              2002
                                 ASSETS     ----              ----
                                            (dollars in thousands)

Current Assets
   Cash and cash equivalents             $   1,335        $    1,274
   Accounts receivable, net                 42,536            45,168
   Contract costs in excess of billings     16,477            18,297
   Inventories	                             5,521             6,401
   Deferred tax assets                       1,220             1,220
   Prepaid expenses and other                2,017             2,510
                                           -------           -------
      Total Current Assets                  69,106            74,870

Property, plant and equipment, net          11,675            12,171
Goodwill and intangible assets, net         28,236            32,109
Deferred tax assets                            978               987
Other                                          669               667
                                           -------           -------
      Total Assets                       $ 110,664        $  120,804
                                           =======           =======


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable and
      accrued liabilities                $  22,788        $   22,235
   Billings in excess of contract
      costs incurred                        13,350            13,602
   Deferred revenue                          5,553             5,812
   Current portion of notes payable          2,402             2,402
                                           -------           -------
      Total Current Liabilities             44,093            44,051

Notes payable                               17,692            25,108
Deferred tax liabilities                     2,114             2,114
Other                                          303               327
                                           -------           -------
      Total Liabilities	                    64,202            71,600
                                           -------           -------

Commitments and contingencies

Shareholders' Equity
   Preferred stock, 2,000,000 shares
       authorized and unissued                  -                 -
   Common stock, par value $.75 per share:
       15,000,000 shares authorized;
       8,448,222 and 8,391,522 shares issued
       at March 31, 2003 and
       December 31, 2002, respectively       6,336             6,294
   Additional paid-in-capital               38,768            42,508
   Retained earnings                         5,460             4,518
   Accumulated other comprehensive loss       (182)             (196)
   Treasury stock, at cost; 573,930 shares at
     March 31, 2003 and December 31, 2002   (3,920)           (3,920)
                                           --------          --------
           Total Shareholders' Equity       46,462            49,204
                                           --------          --------
           Total Liabilities and
             Shareholders' Equity        $ 110,664         $ 120,804
                                           =======           =======

            The accompanying notes are an integral part of
                     these financial statements.








                         COMPUDYNE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)


                                           Three Months Ended
                                                March 31,
                                          2003             2002
                                          ----             ----
                                (in thousands, except per share data)

Net sales                            $   46,767       $   30,490
Cost of goods sold                       34,984           24,495
                                        -------          -------
Gross profit                             11,783            5,995

Operating expenses                        7,987            4,519
Research and development                  1,862                7
                                        -------          -------
Operating income                          1,934            1,469
                                        -------          -------


Other expense  (income)
  Interest expense                          378              313
  Other (income) expense                    (16)             (62)
                                        -------          -------
      Total other expense                   362              251
                                        -------          -------

Income before income taxes                1,572            1,218
Income taxes                                630              437
                                        -------          -------
Net income                           $      942	      $      781
                                        =======          =======


Earnings per share:
------------------
Basic earnings per share             $      .12       $      .12
                                        =======          =======

Weighted average number of common
shares outstanding                        7,822	           6,673
                                        =======          =======

Diluted earnings per share           $      .12	      $      .11
                                        =======          =======

Weighted average number of common
shares and equivalents                    8,073            7,246
                                        =======          =======


        The accompanying notes are an integral part of these financial statements.




           COMPUDYNE CORPORATION AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        (in thousands)


                                                                       														  									   Accumulated
                                                  Additional
                           Common Stock            Paid-in       Retained
                         Shares    Amount          Capital       Earnings
                         -------   -------         -------       --------

December 31, 2002         8,392   $  6,294      $   42,508      $  4,518

Acquisition of Tiburon
  Purchase price
  Adjustment                                        (3,800)

Stock options exercised      56	        42              60

Net income                                                           942

Other comprehensive
  income, net of tax:
Loss on interest rate
  swap agreement
Translation adjustment
Balance at
                        --------------------------------------------------
  March 31, 2003          8,448   $  6,336      $   38,768      $  5,460
                         ======     ======         =======        ======



                         Accumulated
                            Other
                        Comprehensive       Treasury Stock
                            Loss          Shares      Amount      Total
                        -------------     ------      ------      -----

December 31, 2002     $    (196)            574    $  (3,920)   $ 49,204

Acquisition of Tiburon
  Purchase price
  Adjustment                                                      (3,800)

Stock options exercised                                              102

Net income                                                           942
Other comprehensive
  income, net of tax:
Loss on interest rate
  swap agreement             21                                       21
Translation adjustment       (7)                                      (7)
Balance at
                        --------------------------------------------------
  March 31, 2003      $    (182)            574    $  (3,920)   $ 46,462
                         =======         ======       =======    =======


          The accompanying notes are an integral part of these consolidated financial statements.




                COMPUDYNE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                     2003         2002
                                                     ----         ----
                                                      (in thousands)

Cash flows from operating activities:
   Net income	                                  $    942     $    781


Adjustments to reconcile net income to
 net cash used in operations:
   Depreciation and amortization                       751          405
   Equity earnings in affiliated company                -             1
   Gain from disposition of property,
        plant and equipment                             -            (2)
   Deferred tax asset                                   (1)          -

Changes in assets and liabilities:
   Accounts receivable                               2,632        1,384
   Contract costs in excess of billings              1,820          371
   Inventories                                         880          (49)
   Prepaid expenses and other current assets           493          297
   Other assets                                         (2)         (24)
   Accounts payable and accrued liabilities            553       (2,643)
   Billings in excess of contract costs incurred      (252)      (1,065)
   Deferred revenue                                   (259)          -
   Other liabilities                                    -            (1)
                                                    --------      -------
Net cash flows provided by (used in)
      operating activities                           7,557         (545)
                                                    --------      -------

Cash flows from investing activities:
   Additions to property, plant and equipment         (128)      (1,725)
   Proceeds from sale of property, plant and equipment   1            4
   Net payment for acquisition	                       (55)          -
                                                    --------     --------
Net cash flows used in investing activities           (182)      (1,721)
                                                    --------     --------

Cash flows from financing activities:
   Issuance of common stock                            102          100
   Borrowings of bank notes                             -         3,000
   Repayment of bank notes                          (7,416)          -
                                                    --------     --------
Net cash (used in) provided by financing activities (7,314)       3,100
                                                    --------     --------

Net change in cash and cash equivalents                 61          834
Cash and cash equivalents at beginning of period     1,274          296
                                                    --------     --------
Cash and cash equivalents at end of period       $   1,335    $   1,130
                                                    ========     ========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
   Interest                                      $     294    $     214
   Income taxes                                  $     128    $     161


       The accompanying notes are an integral part of these financial statements.





             COMPUDYNE CORPORATION AND SUBSIDIARIES
	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company"), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2002 has been derived from the Company's December 31, 2002 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended
March 31, 2003 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In April, 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
149, "Amendment of SFAS No. 133 on Derivative Instruments and
Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS 149 improve financial reporting by requiring the contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement
133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety into or modified after June 30, 2003 and for hedging relationships designated after June 20, 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this statement is required at the beginning of fiscal year 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002.
SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material impact on the Company's financial position or results of operations or cash flow of CompuDyne.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. The adoption of this standard did not have a material impact on the Company's financial position or results of operations or cash flow of CompuDyne.

In January, 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable
Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidation Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003 to variable interest entities in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003.
The Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material impact on the Company's financial position of results of operations or cash flow of CompuDyne.


In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material impact on the Company's financial position or results of operations.


Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period's presentation.


2.  OPERATING SEGMENT INFORMATION


   										 								      	   Pre-tax
                                       Revenues	         Gross Profit
                                       --------          ------------
                                                     (Three Months ended
                                                          March 31)

                                                        (in thousands)

                                   2003       2002       2003      2002
                                   ----       ----       ----      ----

Institutional Security
      Systems                  $  23,448   $  20,220  $  3,277  $  3,691
Attack Protection                  8,343       6,174     1,975     1,327
Federal Security Systems           3,489       2,968       522       451
Public Safety and Justice         11,487       1,128     6,009       526
CompuDyne Corporate                   -           -         -         -
                                 -------     -------   -------   -------
                               $  46,767   $  30,490  $ 11,783  $  5,995
                                 =======     =======   =======   =======


   										 								      	   Pre-tax
                                      Pre-Tax
                                   Income/(Loss)
                                   -------------
                                (Three Months ended
                                      March 31)
                                   (in thousands)


                                   2003       2002
                                   ----       ----

Institutional Security
      Systems                  $     737   $   1,138
Attack Protection                    562           7
Federal Security Systems             207          49
Public Safety and Justice             68           2
CompuDyne Corporate                   (2)         22
                                 -------     -------
                               $   1,572   $   1,218
                                 =======     =======


3.  EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase 1,037,656 shares and 57,500 shares for the three month period ended March 31, 2003 and 2002 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

The computations of the Company's basic and diluted earnings per share amounts for the Company's operations were as follows:



                                               Three Months Ended
                                                    March 31,
                                             2003               2002
                                             ----               ----
                      (in thousands, except share and per share data)

Net income                            $       942       $        781
                                           ======             ======
Weighted average common shares
       outstanding                          7,822              6,673
Effect of dilutive stock options
       and warrants                           251                573
                                           ------             ------
Diluted weighted average common shares
       outstanding                          8,073              7,246
                                           ======             ======
Net income per common share
   Basic                              $       .12       $        .12
   Diluted                            $       .12       $        .11



4.  INVENTORIES

Inventories consist of the following:



                               March 31,    December 31,
                                 2003          2002
                                 ----          ----
                                   (in thousands)

	Raw materials        $   3,817     $    3,937
	Work in progress         1,314          2,197
       	Finished goods             390            267
                               -------       --------
                             $   5,521     $    6,401
                               =======       ========




5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets include trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. Other intangibles include Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment and Norshield. Except for goodwill and the Tiburon trade name, which have indefinite lives, all intangibles are being amortized using the straight-line method.

Goodwill and intangible assets consist of the following:



                                  March 31     December 31   Amortizable
                                    2003          2002          Lives
                                  --------     -----------   -----------
                                       (in thousands)        (in years)

   Goodwill                     $   18,298    $   22,043     Indefinite
   Trade name                        6,913         6,913  25 - Indefinite
   Customer relationships            2,500         2,500        14
   Backlog                             300           300         2
   Other intangibles                 1,220         1,220       2 - 20
                                   -------       -------
                                    29,231        32,976
   Less: accumulated amortization     (995)         (867)
                                   -------       -------
                                $   28,236    $   32,109
                                   =======       =======



6.     ACQUISITION OF TIBURON, INC.

On January 25, 2002, the Company and Tiburon, Inc. ("Tiburon") entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon on May 2, 2002. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $10.4 million, net in cash and approximately 1.1 million shares of CompuDyne common stock for a total acquisition cost of $30.0 million.
To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10 million increase in its borrowing facility from its banks. The remainder of the cash consideration paid was funded from the Company's working capital.

Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

The Company has determined that the consideration received is the best representation of the fair value of the purchase price of Tiburon. As such, the Company engaged an independent third party to complete a valuation of the business as of the acquisition date (May 2, 2002). During the first quarter of 2003, the valuation was completed and resulted in a reduction of the goodwill recorded of $3.8 million. The Company is still in the process of completing the valuation of fair value of the fixed assets acquired. The Company expects to complete the valuation in the second quarter of 2003. The final valuations may differ from the amounts included herein. Currently goodwill is estimated to be approximately
$16.7 million.

In conjunction with preliminary estimates, the purchase price was recorded as follows (in thousands):

   Purchase Price            $   30,000
   Net assets acquired          (13,275)
                                 ------
   Goodwill                  $   16,725
                                 ======

The following are the Company's unaudited pro forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:




                                 Three Months Ended
                                      March 31,
                               2003               2002
                               ----               ----
                       (in thousands, except per share data)


Revenue                   $    46,767         $   40,915
Net income                $       942         $      933
Earnings per share:
     Basic                $       .12         $      .12
     Diluted	          $       .12         $      .11



These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2002, or of future results of operations.

7.    STOCK-BASED COMPENSATION

At March 31, 2003, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company's 2002 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.



                                            For the Three Months
                                               Ended March 31,
                                             2003            2002
                                             ----            ----

Net income, as reported	                  $   942         $   781
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method
         for all awards net of related
         tax effects                         (363)           (258)
                                          --------        --------

Pro forma net income                      $   579         $   523
                                          ========        ========
Earnings per share:
Basic - as reported                       $   .12         $   .12
Basic - pro forma                         $   .07         $   .08

Diluted - as reported                     $   .12         $   .11
Diluted - pro forma                       $   .07         $   .07




The fair value of the Company's stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:



                                       2003           2002
                                      ------         ------

Expected volatility                    73.0%         75.0%
Risk-free interest rate                 3.9%          4.7%
Expected life in years	                7.5           7.5




8.   PRODUCT WARRANTIES

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance.
At March 31, 2003, the Company has a product warranty accrual in the amount of $476 thousand.


                                  Product Warranty Liabilities
                                  ----------------------------
                                          (in thousands)

Beginning balance at December 31, 2002       $      482
Plus accruals for product                            (6)
                                                 --------
Ending balance at March 31, 2003             $      476
                                                 ========




                          ITEM 2
          COMPUDYNE CORPORATION AND SUBSIDIARIES
 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

Overview
--------
CompuDyne Corporation, ("CompuDyne" or the "Company") was reincorporated in Nevada in 1996, and is a leading provider of products and services to the Public Security market. The Company operates in four (4) distinct segments in this marketplace: Institutional Security Systems (formerly known as Corrections), Attack Protection, Federal Security Systems and Public Safety and Justice.

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

The Public Safety and Justice segment consists of two subsidiaries known to the industry as CorrLogic, Inc., ("CorrLogic") and Tiburon, Inc. ("Tiburon"). CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

CompuDyne expanded its offerings in the Public Safety and Justice sector through the completion of its acquisition of Tiburon, on May 2, 2002. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice
automation systems.   In business since 1980, with more than 450 systems
supporting over 700 agencies, Tiburon is a leader in public safety and justice solutions.


RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002

Revenues. The Company had revenues of $46.8 million and $30.5 million for the three-month periods ended March 31, 2003 and March 31, 2002, respectively. This was an increase of $16.3 million or 53.4%.

Revenues from the Institutional Security Systems segment increased from $20.2 million in the first quarter of 2002 to $23.4 million in the first quarter of 2003. This was an increase of 16.0%. The Institutional Security Systems segment is largely a construction driven business.
Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable quarter of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002 thus providing it with the ability to engage in more work in the first quarter of 2003 than it did in the first quarter of 2002. At March 31, 2003, the backlog for the Institutional Security System's segment had declined to $91.6 million. The first quarter of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process.

Revenues from the Attack Protection segment increased from $6.2 million during the quarter ended March 31, 2002 to $8.3 million in the quarter ended March 31, 2003. This was an increase of 35.1%. The Attack Protection segment was largely capacity constrained during 2001.
As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provides the segment with the necessary capacity to generate incremental revenue of approximately
$10 million per year. Of the $2.2 million of increased revenue generated by the Attack Protection segment, $2.7 million of the increase came from its Norshield product line while its Fiber Sensys product line saw a decrease in revenue of $0.5 million. The Norshield product line encompasses the segment's bullet and blast resistant windows and doors, guard booths, bollards, barriers and other related products. During the first quarter of 2003, the Attack Protection segment experienced an increased demand for its products, as the slow down in the government building process experienced during the first quarter of 2002 appeared to end. Now it appears that projects are being released for construction, and thus the Attack Protection segment experienced an increased demand for its products. The Segment's Fiber Sensys product line consists primarily of fiber optic perimeter protection products. These products experienced significant growth in 2002 as revenues from this product line grew from $1.5 million in 2001 to $4.9 million in 2002, of which $1.8 million occurred in the first quarter of 2002. Orders received for the Fiber Sensys line tend to be large dollar orders. Although fewer orders were received and shipped for these products during the first quarter of 2003 as compared to the first quarter of 2002, the Company continues to see heightened interest for these products and expects sales for these items to continue to experience significant growth in 2003.

Revenues from the Federal Security Systems segment increased from $3.0 million during the first quarter of 2002 to $3.5 million during the first quarter of 2003. This was an increase of 17.6%. At December 31, 2001 the Federal Security Systems segment backlog was a relatively small $380 thousand. Substantially all of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its first quarter 2002 revenue being driven by contract awards it received during the first quarter of 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Segment ended 2002 with a significantly improved backlog level of $11.7 million. As such it entered the first quarter of 2003 with a much greater book of business from which to generate its increased revenue in the first quarter of 2003.

Revenues from the Public Safety and Justice segment increased
$10.4 million from $1.1 million during the first quarter of 2002 to $11.5 million during the first quarter of 2003. On May 2, 2002 the Company completed its acquisition of Tiburon, Inc. Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting.
Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its results are now consolidated with those of the Company. Tiburon's revenues for the three months ended March 31, 2003 amounted to $10.4 million, which accounts for substantially all of the increase in revenue experienced by this segment during the first quarter of 2003 compared to the first quarter of 2002.

Expenses. Cost of goods sold increased from $24.5 million during the first quarter of 2002 to $35.0 million during the first quarter of 2003. This increase was largely a result of the acquisition of Tiburon on May 2, 2002, which added $4.7 million of cost of goods sold to the results of the Company, as well as increased costs of goods sold of $3.7 million at the Institutional Security Systems segment, $1.6 million at the Attack Protection segment and $0.5 million at Federal Security Systems, all largely attributable to the increased sales levels attained by these segments.

The smaller percentage increase in cost of goods sold as compared to the percentage increase in sales resulted in an increased gross profit percentage of 25.2% in 2003 as compared to 19.7% during the first quarter of 2002.

Cost of goods sold in the Institutional Security Systems segment increased from $16.5 million in the first quarter of 2002 to $20.2 million in the first quarter of 2003. This was an increase of $3.7 million or 22.0%, This increase was larger than the related sales increase of this segment of 16.0% resulting in a decline in the gross profit percentage from 18.3% in the first quarter of 2002 to 14.0% in the first quarter of 2003. During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the third and fourth quarters of 2002 and amounted to approximately $1.8 million. As a result, many of the projects needed to be completed with little or no margin remaining in them. As these projects were brought to completion, many in the first quarter of 2003, the revenues generated by them resulted in very little gross margin.
This was the primary reason for the decrease in gross profit percent by Institutional Security Systems. To address this situation, the Company implemented more centralized controls and has replaced certain personnel at its West Coast operations.

Cost of goods sold in the Attack Protection segment increased from $4.8 million in the first quarter of 2002 to $6.4 million in the first quarter of 2003. This was an increase of $1.6 million or 31.4%. This increase was smaller than the related sales increase of this segment of 35.1%, resulting in an increase in the gross profit percentage from 21.5% in the first quarter of 2002 to 23.7% in the first quarter of 2003. During the first quarter of 2002 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the first quarter of 2002. As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment's products, which is only now beginning to materialize. This new factory was provisioned and staffed, via new equipment and hires as well as by the movement of equipment and staff from its existing factory. This resulted in the Company running both of its factories at levels significantly below optimum capacity, resulting in operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate sales volume increase resulting in the lower gross profit percentage during the first quarter of 2002.

Cost of goods sold in the Federal Security Systems segment increased from $2.5 million in the first quarter of 2002 to $3.0 million in the first quarter of 2003. This was an increase of $0.5 million or 17.9%. This increase was consistent with the related sales increase of this segment of 17.6%. The Federal Security Systems segment gross profit percentage was 15.2% and 15.0% during the first quarters of 2002 and 2003 respectively. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment increased from $0.6 million in the first quarter of 2002 to $5.5 million in the first quarter of 2003. This was an increase of $4.9 million.
Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon.

Operating expenses increased from $4.5 million in the first quarter of 2002 to $8.0 million in the first quarter of 2003. This was an increase of $3.5 million or 76.7%. Substantially all of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon.

Amortization of Intangible Assets and Capitalized Software Acquired in
the Tiburon Acquisition    In conjunction with the acquisition on May 2,
2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards No. 141, (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.



                                       Amount              Life
                                       ------              ----
                                   (in thousands)       (in years)

             Trade name              $   5,340           Indefinite
             Customer relationships  $   2,500	            14
             Software                $   3,000               5
             Backlog                 $     300               2
             Other                   $     135	             3



The amortization of the above intangibles for the three months ended March 31, 2003 resulted in the Company recording amortization expense related to the intangibles of $243 thousand, which is included in operating expenses.

Research and Development expenses increased from $7 thousand in the first quarter of 2002 to $1.9 million in the first quarter of 2003. Historically, the Company did not expend significant monies on research and development. With the acquisition of Tiburon, the Company expends significantly more dollars on software development. Being a technology driven enterprise, Tiburon is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

Interest expense increased from $313 thousand in the first quarter of 2002 to $378 thousand in the first quarter of 2003. The increase in the Company's interest expense during the first quarter of 2003 is a result of the Company having a greater average level of borrowings in the first quarter of 2003 as compared to the first quarter of 2002.

The following table compares the weighted average of the Company's the first quarter of 2003 and the first quarter of 2002 interest bearing borrowings and the related interest rates charged thereon.



                            Average first quarter   Average first quarter
                                   of 2003                 of 2002
                               Amount      Rate        Amount	  Rate
                               ------      ----        ------     ----
(in thousands)
Bank borrowings	            $   25,089       6%     $   16,636     7%
Subordinated borrowings	    $       -        -	    $    1,762     6%
Amortization and write-off
  of financing charges      $       50              $       38



Taxes on Income    The effective tax rate in the first quarter of 2003
was 40.0% as compared to 35.9 % in the first quarter of 2002. The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company's earnings occur and because of lower levels of tax deductions received from same day sales from employees exercising and selling stock purchased under the Company's stock option plan.

Net Income. The Company reported net income of $942 thousand and $781 thousand in the first quarters of 2003 and 2002, respectively. Fully diluted earnings per share increased to $.12 in the first quarter of 2003 from $.11 in the first quarter of 2002. The weighted average number of common shares outstanding and equivalents increased from 7.2 million in the first quarter of 2002 to $8.1 million in the first quarter of 2003.

Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank financing, and the sale of its common stock.
The Company's liquidity requirements arise from cash necessary to carry its inventories and billed and unbilled receivables, for capital expenditures, to repurchase shares of its common stock under its share repurchase program, for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate customers of the Company are primarily Federal, State and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of March 31, 2003, the Company had working capital of $25 million compared with $31 million as of December 31, 2002. The most significant changes in working capital were decreases in accounts receivable and contract costs in excess of billings.

Net cash provided by operating activities was $7.6 million in the first three months of 2003 versus $545 thousand used in operating activities in the first three months of 2002.

Net cash used for investing activities was $182 thousand in the first three months of 2003 compared to $1.7 million in the first three months of 2002. Capital expenditures of $1.7 million were made in 2002 for the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot factory in Montgomery, Alabama to increase capacity of the Attack Protection segment.

Net cash used in financing activities amounted to $7.3 million in the first three months of 2003 compared with $3.1 million provided by financing in 2002. The decrease in cash provided by financing activities is primarily a result of repayments under the Company's bank credit facilities.

The following table summarizes the contractual obligations of the Company as of March 31, 2003 and the payments due by period.




				      Payments Due by Period
                                          (in thousands)
                                 Long-Term Debt  Operating Leases
                                 --------------  ----------------
December 31:

                2003            $       1,986     $      2,130
                2004		       14,103            2,619
                2005                      440            1,840
                2006                      440              777
                2007                      440              556
          Thereafter                    2,685              380
                                    ---------        ---------
Totals                          $      20,094     $      8,302
                                    =========        =========




The Company's total outstanding borrowings at March 31, 2003 amounted to $20.1 million. These borrowings were at variable rates.

The Company had two (2) borrowings from banks, both made under a Credit Agreement that provides for both term borrowings and a line of credit. The first borrowing is a 3-year term loan due in quarterly installments through November 2004. This borrowing of $5.0 million was entered into on November 16, 2001. The amount outstanding as of March 31, 2003 was $2.9 million. The interest rate is variable and can range from LIBOR +1.75% to 3.5% or prime +0.5% to 2.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA).

The second borrowing available from banks under the Credit Agreement is a $28.0 million line of credit, due November 16, 2004. Borrowings outstanding under this line of credit at March 31, 2003 were $12.0 million. Its interest rate is variable and can range from LIBOR
+ 1.50% to 3.25% or prime +0.25% to 2.0%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter as defined above.

The Company also had (2) two industrial revenue bonds outstanding at March 31, 2003 in the amounts of $1.7 million and $3.5 million. These borrowings bore interest at variable rates between 1.1% and 1.9% for
the first quarter of 2003 based on weekly market conditions.   These
bonds are fully collateralized by bank letters of credit issued under the bank Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's $5.6 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond Borrowing on the Company's new Attack Protection facility, the Company has no other material off balance sheet liabilities.

The Company had $10.4 million of unused availability under its line of credit at March 31, 2003.

As a result of the variable nature of the interest rate on the Company's Bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. On May 2, 2002, the Company completed the acquisition of Tiburon, Inc. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $10.4 million, net in cash and approximately 1.1 million shares of CompuDyne common stock for a total acquisition cost of $30.0 million. To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its bank line of credit of $10.0 million effective May 2, 2002. Borrowings made by the Company under this increased facility may result in increased interest rates charged to the Company, to the extent its leverage ratio changes resulting in increased interest charges. As a result of the approval of this borrowing, the Company had adequate cash available to complete this transaction.

On March 21, 2003, the Company and its banks amended the Company's loan agreements, which included a waiver of compliance with a variety of its loan covenants as of December 31, 2002. In conjunction with the amendment, the Company agreed to raise $7.0 million of new equity or borrowings, or a combination thereof, subordinate to its existing bank borrowings, by June 30, 2003. The Company does not know what the raising of this subordinate capital will cost or what its terms may be. In lieu of raising the $7.0 million of new equity or borrowings, the Company is in discussions to replace one of its lenders and to further amend its loan agreements.

Additional Considerations

Cost Containment

Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its customers is limited. As a result, in order to enhance its profitability, the Company recognizes the need to continue to seek ways to reduce its costs.

Office Closures and Consolidations

In January 2003, the Company closed its Midwest Regional Office, located in Wauwatusa, Wisconsin, and consolidated its operations into its Montgomery, Alabama office. The Company does not believe this office closure will have a negative impact on its ability to generate sales in the Midwest region. The Company anticipates that closure of this office will result in annual overhead savings of approximately $100 thousand.

Pension Plan

Prior to this year the Company maintained a money purchase pension plan which covers employees at one of its divisions. Salaried employees at this division were eligible to participate in this plan after one year of service. Annual contributions of between 3% and 5% of annual compensation were made by the Company depending on the employees' years of service. The expense related to the plan was $126 thousand during the first quarter of 2002. Effective December 31, 2002, the Company ceased contributions to this plan. The balances in this plan will be 100% vested and rolled into the CompuDyne 401K plan in 2003.

CompuDyne's Total Backlog

CompuDyne's total backlog amounted to $184 million at March 31, 2003. The break down of the Company's backlog by business segment is as follows:


                                    March 31,       December, 31,
                                      2003              2002
                                    --------        ------------
                                 (in thousands)    (in thousands)

Institutional Security Systems    $    91,602       $    99,527
Attack Protection                      14,827            18,478
Federal Security Systems               11,667            11,440
Public Safety and Justice              66,007            74,867
                                     --------          --------
           Totals                 $   184,103       $   204,312
                                     ========          ========




Included in the backlog of the Public Safety and Justice segment at March 31, 2003 is $13.1 million representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve (12) months.

Critical Accounting Policies

A complete description of the Company's significant accounting policies appears in the Company's Annual Report to its stockholders and incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2002.

Percentage of Completion Accounting

Approximately 85.0% of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's manufacturing, construction, and service contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results. These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill and intangible assets annually, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled $18.3 million and $10.9 million, respectively at March 31, 2003.


Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks

Much of the work CompuDyne performs is for State and local governmental units. These entities have been particularly hard hit by recent economic conditions and the resultant contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these State and Local governmental units. As a result, these segments, although building a strong backlog, have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for, where possible is being deferred by the customer into the future, presumably when the economy experiences more robust times.

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that CompuDyne's Federal Security Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments actually saw a slowing in new work opportunities as the various Federal agencies and other customers that are the usual source of business for the Company slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company's customers are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

Over time the Company believes these units will start to see a significant increase in business which has only recently begun.

As a result of the above factors, the Company is experiencing a more challenging marketplace than it has experienced in several years.

Impact of Inflation

Inflation did not have a significant effect on CompuDyne's operations during the quarter ended March 31, 2003.

Market Risk

The Company is exposed to market risk related to changes in interest rates. At March 31, 2003, the Company had a total of $20.1 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million. The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At March 31, 2003 the amount of the swap agreement had declined to $7.4 million at a fixed rate of 4.9%.
As such, approximately $12.7 million of the Company's variable rate borrowings were not hedged with an interest rate swap agreement.
In the event interest rates increase dramatically, the increase in interest rate expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this statement was required at the beginning of fiscal year 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002. SFAS
No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material impact on the Company's financial position or results of operations or cash flow of CompuDyne.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. The adoption of this standard did not have a material impact on the Company's financial position or results of operations or cash flow of CompuDyne.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material impact on the Company's financial position or results of operations or cash flow of CompuDyne.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the Company's future results of operations or financial condition or cash flow of CompuDyne.

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

Certain statements made in this Quarterly Report with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities law. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate,"
"expect," "intend" and similar expressions, as they relate to management, identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, ability to finalize its agreement with its banks, the ability to remain in compliance with its bank covenants and its amended bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, product development risks, commercialization difficulties, adverse results in litigation and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.


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

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2003. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2003.

Financial Instruments by Expected Maturity Date




Year Ending December 31	         2003             2004           2005
                                 ----             ----           ----

Notes Payable:
   Variable rate ($)        $ 1,986,000      $14,103,000     $   440,000
   Average interest rate          4.5%             5.0%            6.0%
   Fixed rate ($)           $      -         $      -        $      -
   Average interest rate           -                -	            -

                                 2006             2007
                                 ----             ----

Notes Payable:
   Variable rate ($)        $   440,000      $   440,000
   Average interest rate          6.5%             7.5%
   Fixed rate ($)           $      -         $      -
   Average interest rate           -                -





Year Ending December 31	     Thereafter        Total         Fair Value
                             ----------        -----         ----------
Notes Payable:
   Variable rate ($)        $ 2,685,000     $ 20,094,000     $ 20,094,000
   Average Interest Rate          7.0%             5.5%             5.5%
   Fixed rate ($)           $      -        $       -        $       -
   Average Interest Rate           -                -                -





Year Ending December 31	         2003             2004           2005
                                 ----             ----           ----

Interest Rate Swaps:
   Variable to Fixed ($)     $ 2,029,410      $ 2,705,880     $ 2,705,890
   Average pay rate                4.90%            4.90%           4.90%
   Average receive rate            2.00%            3.00%           4.00%


                                 2006             2007
                                 ----             ----

Interest Rate Swaps:
   Variable to Fixed ($)     $      -         $      -
   Average pay rate                 -                -
   Average receive rate             -                -





Year Ending December 31	     Thereafter        Total         Fair Value
                             ----------        -----         ----------
Interest Rate Swaps:
   Variable to Fixed ($)    $      -        $  7,441,180     ($  302,824)
   Average pay rate                -                -               -
   Average receive rate            -                -               -



                              ITEM 4
                      CONTROLS AND PROCEDURES

As of April 24, 2003, CompuDyne's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's SEC reports and (ii) such information is recorded, processed, summarized and prepared within the time periods specified in the SEC rules and forms.

In addition, CompuDyne's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the internal controls, and there have been no significant changes or deficiencies or material weaknesses in the Company's internal controls or in other factors that could significantly affect those controls subsequent to April 24, 2003. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.


                   PART II - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K

    (a) Exhibits -

        99.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Reonigk, Chief Executive Officer

        99.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer

    (b) Reports on Form 8-K
	Current Report on Form 8-K filed March 31, 2003 attaching Fourth Amendment to Credit Agreement dated March 21, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders.




                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 COMPUDYNE CORPORATION





Date: May 15, 2003                /s/ Geoffrey F. Feidelberg
                                  --------------------------
                                    Geoffrey F. Feidelberg
                                    Chief Financial Officer





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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


   Date: May 15, 2003                        /s/ Martin Roenigk
                                            -------------------------
                                             Martin Roenigk
                                             Chief Executive Officer




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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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


Date: May 15, 2003                  /s/ Geoffrey F. Feidelberg
                                   -------------------------------
                                    Geoffrey F. Feidelberg
                                    Chief Financial Officer