Form 10-Q
period 2003-06-30
COMPUDYNE CORP
filed 2003-08-13
CIK 22912

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                          ----------------------

                                FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 2003

                                        OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ------------- to --------------

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

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)
     Yes X   No

     As of August 13, 2003, a total of 7,924,012 shares of Common Stock, $.75 par value, were outstanding.














                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                    INDEX

Part I.    Financial Information

  Item 1.  Financial Statements - Unaudited

           Consolidated Balance Sheets - June 30, 2003
           and December 31, 2002

           Consolidated Statements of Operations -
           Three Months and Six Months Ended
           June 30, 2003 and 2002

           Consolidated Statement of Changes in
           Shareholders' Equity - Six Months Ended
           June 30, 2003

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 2003 and 2002

           Notes to Consolidated Financial Statements

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

  Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk

  Item 4.  Controls and Procedures

Part II.   Other Information

           Signature and Certifications


ITEM 1. FINANCIAL STATEMENTS

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                 June 30,   December 31,
ASSETS                            2003          2002
                                  ----          ----
                                      (in thousands)
Current Assets
  Cash and cash equivalents     $  4,079       $  1,274
  Accounts receivable, net        43,124         45,168
  Contract costs in excess
   of billings                    15,159         18,297
  Inventories                      5,637          6,401
  Deferred tax assets              1,220          1,220
  Prepaid expenses and other       3,168          2,510
                                --------       --------
  Total Current Assets            72,387         74,870

Property, plant and
 equipment, net                   10,836         12,171
Goodwill and intangible
 assets, net                      27,766         32,109
Deferred tax assets                  965            987
Other                                746            667
                                --------       --------
Total Assets                    $112,700       $120,804
                                ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable and
 accrued liabilities            $ 24,177       $ 22,235
Billings in excess of
 contract costs incurred          13,654         13,602
Deferred revenue                   3,793          5,812
Current portion of notes payable   2,107          2,402
                                --------       --------
Total Current Liabilities         43,731         44,051

Notes payable                     18,975         25,108
Deferred tax liabilities           2,114          2,114
Other                                270            327
                                --------       --------
Total Liabilities                 65,090         71,600
                                --------       --------
Commitments and contingencies

Shareholders' Equity
  Preferred stock, 2,000,000
   shares authorized and
   unissued                          -              -
  Common stock, par value $.75
   per share: 15,000,000 shares
   authorized; 8,513,980 and
   8,391,522 shares issued at
   June 30, 2003 and December
   31, 2002, respectively          6,385          6,294
  Additional paid-in-capital      38,976         42,508
  Retained earnings                6,497          4,518
  Accumulated other comprehensive
   loss                             (162)          (196)
  Treasury stock, at cost; 594,768
   shares at June 30, 2003 and
   573,930 shares at December
   31, 2002                       (4,086)        (3,920)
                                --------       --------
     Total Shareholders' Equity   47,610         49,204
                                --------       --------
     Total Liabilities and
       Shareholders' Equity     $112,700       $120,804
                                ========       ========

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

                               Three Months Ended
                                     June 30
                               2003          2002
                               ----          ----
                     (in thousands, except per share data)

Net sales                      $47,538       $39,416
Cost of goods sold              35,751        29,978
                               -------       -------
Gross profit                    11,787         9,438

Operating expenses               7,696         6,692
Research and development         2,032         1,289
                               -------       -------
Operating income                 2,059         1,457
                               -------       -------
Other expense  (income)
Interest expense                   334           346
Other (income) expense              (2)          (77)
                               -------       -------
Total other expense                332           269
                               -------       -------

Income before income taxes       1,727         1,188
Income taxes                       690           475
                               -------       -------
Net income                     $ 1,037       $   713
                               =======       =======
Earnings per share:
Basic earnings per share       $   .13       $   .10
                               =======       =======
Weighted average number of
common shares outstanding        7,898         7,427
                               =======       =======
Diluted earnings per share     $   .13       $   .09
                               =======       =======
Weighted average number of
common shares and equivalents    8,139         8,065
                               =======       =======


The accompanying notes are an integral part of these financial statements.


TABLE CONTINUED

                                Six Months Ended
                                     June 30
                               2003          2002
                               ----          ----
                     (in thousands, except per share data)

Net sales                      $94,305       $69,906
Cost of goods sold              70,735        54,473
                               -------       -------
Gross profit                    23,570        15,433

Operating expenses              15,654        11,184
Research and development         3,913         1,323
                               -------       -------
Operating income                 4,003         2,926
                               -------       -------

Other expense  (income)
Interest expense                   713           659
Other (income) expense              (9)         (139)
                               -------       -------
Total other expense                704           520
                               -------       -------

Income before income taxes       3,299         2,406
Income taxes                     1,320           912
                               -------       -------
Net income                     $ 1,979       $ 1,494
                               =======       =======
Earnings per share:
Basic earnings per share       $   .25       $   .21
                               =======       =======
Weighted average number of
common shares outstanding        7,860         7,050
                               =======       =======
Diluted earnings per share     $   .24       $   .20
                               =======       =======
Weighted average number of
common shares and equivalents    8,106         7,656
                               =======       =======


The accompanying notes are an integral part of these financial statements.



COMPUDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

                                        Additional
                        Common Stock      Paid-in     Retained
                       Shares  Amount   	Capital     Earnings
                       ------  ------     -------     --------
December 31, 2002      8,392	 $6,294    $42,508      $4,518

Acquisition of Tiburon
Purchase price
Adjustment                                (3,800)

Stock options exercised  74        55        138

Warrants exercised
in cashless exercise     48        36        130

Net income                                             1,979

Other comprehensive
 income, net of tax:
Loss on interest rate
 swap agreement
Translation adjustment
                       -----   ------    -------      ------
Balance at
 June 30, 2003         8,514   $6,385    $38,976      $6,497
                       =====   ======    =======      ======

The accompanying notes are an integral part of these consolidated financial statements.


                           Accumulated
                             Other
                          Comprehensive   Treasury Stock
                              Loss        Shares  Amount    Total
                              ----        ------  ------    -----
December 31, 2002          $ (196)        574     $ (3,920) $49,204

Acquisition of Tiburon
 Purchase price
 Adjustment                                                   (3,800)

Stock options exercised                                          193

Warrants exercised
 in cashless exercise                      21         (166)      -

Net income                                                     1,979

Other comprehensive
 income, net of tax:
Loss on interest rate
 swap agreement                41                                 41
Translation adjustment         (7)                                (7)
                          -------        ----     --------   -------
Balance at
 June 30, 2003            $  (162)        595     $ (4,086)  $47,610
                          =======        ====     ========   =======


The accompanying notes are an integral part of these consolidated financial statements.



COMPUDYNE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                          Six Months Ended
                                              June 30,
                                          2003        2002
                                          ----        ----
                                           (in thousands)
Cash flows from operating activities:
Net income                                $1,979     $1,494

Adjustments to reconcile net income to
 net cash used in operations:
  Depreciation and amortization            1,376      1,073
  Equity earnings in affiliated company      -          (23)
  (Loss/Gain) from disposition of property,
    plant and equipment                        1         (5)

Changes in assets and liabilities:
  Accounts receivable                     2,044      (6,560)
  Contract costs in excess of billings    3,714       2,335
  Inventories                               764	         71
  Prepaid expenses and other
   current assets                          (658)        786
  Other assets                              (79)        (49)
  Accounts payable and accrued
   liabilities                            2,268      (1,493)
  Billings in excess of contract
   costs incurred                            52       2,324
  Deferred revenue                       (2,019)        -
  Other liabilities                          (1)         (4)
                                         ------      ------
Net cash flows provided by (used in)
 operating activities                     9,441         (51)
                                         ------      ------
Cash flows from investing activities:
  Additions to property, plant
   and equipment                           (339)     (2,464)
  Proceeds from sale of property,
   plant and equipment                        9          25
  Net payment for acquisition               (71)    (10,374)
                                         ------      ------
Net cash flows used in investing
 activities                                (401)    (12,813)
                                         ------      ------
Cash flows from financing activities:
  Issuance of common stock                  193         527
  Warrants exercised                        166          64
  Purchase of treasury stock               (166)        (64)
  Repayment of subordinated notes payable              (587)
  Borrowings of bank notes                  -        14,500
  Repayment of bank notes                (6,428)       (416)
                                         ------      ------
Net cash (used in) provided by
  financing activities                   (6,235)     14,024
                                         ------      ------
Net change in cash and cash equivalents   2,805       1,160
Cash and cash equivalents at beginning
  of period                               1,274         296
                                         ------      ------
Cash and cash equivalents at end of
  period                                 $4,079      $1,456
                                         ======      ======
Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Interest                               $  587      $  604
  Income taxes                           $1,220      $  696


The accompanying notes are an integral part of these financial statements.

               COMPUDYNE CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2002 has been derived from the Company's December 31, 2002 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002. Operating results for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149,
"Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement
133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement
149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that adoption of this pronouncement will have a material effect on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this statement was required at the beginning of fiscal year 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The Statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan.
The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No.
13, and Technical Corrections." This statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective
July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February
1, 2003. The Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In November 2002, the FASB issued Interpretation No. 45,
"Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

Reclassifications:
Certain prior period amounts have been reclassified to conform to the current period's presentation.


2. OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended June 30, 2002 and 2003.

                     Revenues         Gross Profit
                     --------         ------------
                               (Three Months ended June 30)
                            (in thousands)
                  2003     2002         2003       2002
                  ----     ----         ----       ----
Institutional
 Security
 Systems       $25,692   $21,981      $3,240       $3,539
Attack
 Protection      6,533     5,598       1,380          795
Federal
 Security
 Systems         4,261     3,893         603          689
Public
 Safety and
 Justice        11,052     7,944       6,564        4,415
CompuDyne
 Corporate         -         -           -            -
               -------   -------     -------       ------
               $47,538   $39,416     $11,787       $9,438
               =======   =======     =======       ======

TABLE CONTINUED

                              Pre-tax Income/(Loss)
                              ---------------------
                                   (in thousands)
                                 2003        2002
                                 ----        ----
Institutional Security Systems  $ 835      $1,040
Attack Protection                 (52)       (696)
Federal Security Systems          296         252
Public Safety and Justice         482         491
CompuDyne Corporate               166         101
                               ------      ------
                               $1,727      $1,188
                               ======      ======



The following is the operating segment information for the six months ended June 30, 2002 and 2003.

                     Revenues         Gross Profit
                     --------         ------------
                               (Three Months ended June 30)
                            (in thousands)
                  2003     2002         2003       2002
                  ----     ----         ----       ----
Institutional
 Security
 Systems        $49,140   $42,201     $ 6,517    $ 7,230
Attack
 Protection      14,876    11,772       3,355      2,122
Federal
 Security
 Systems          7,750     6,861       1,125      1,140
Public Safety
 and Justice     22,539     9,072      12,573      4,941
CompuDyne
 Corporate          -         -           -          -
                -------   -------     -------    -------
                $94,305   $69,906     $23,570    $15,433
                =======   =======     =======    =======


TABLE CONTINUED

                              Pre-tax Income/(Loss)
                              ---------------------
                                   (in thousands)
                                 2003        2002
                                 ----        ----

Institutional Security Systems  $1,572      $2,178
Attack Protection                  510        (689)
Federal Security Systems           503         301
Public Safety and Justice          550         493
CompuDyne Corporate                164         123
                                ------      ------
                                $3,299      $2,406
                                ======      ======


3.	EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS
No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase 814,520 shares and 25,500 shares for the three month periods ended
June 30, 2003 and 2002 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Stock options and warrants to purchase 1,044,020 shares and 45,500 shares for the six month periods ended June 30, 2003 and 2002 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

The computations of the Company's basic and diluted earnings per share amounts for the Company's operations were as follows:

                               Three Months Ended
                                    June 30,
                              2003          2002
                              ----          ----
                     (in thousands, except per share data)

Net income                    $1,037        $  713
                              ======        ======
Weighted average common
 shares outstanding            7,898         7,427
Effect of dilutive stock
 options and warrants            241           638
                               -----         -----
Diluted weighted average
 common shares outstanding     8,139         8,065
                               =====         =====
Net income per common share
Basic                         $  .13        $  .10
Diluted                       $  .13        $  .09


TABLE CONTINUED


                               Six Months Ended
                                   June 30,
                              2003          2002
                    (in thousands, except per share data)

Net income                    $1,979        $1,494
                              ======        ======
Weighted average common
 shares outstanding            7,860         7,050
Effect of dilutive stock
 options and warrants            246           606
                               -----         -----
Diluted weighted average
 common shares outstanding     8,106         7,656
                               =====         =====
Net income per common share
Basic                         $  .25        $  .21
Diluted                       $  .24        $  .20



4. 	INVENTORIES

Inventories consist of the following:

                      June 30,    December 31,
                       2003           2002
                       ----           ----
                           (in thousands)
Raw materials          $3,702         $3,937
Work in progress        1,541          2,197
Finished goods            394            267
                       ------         ------
                       $5,637         $6,401
                       ======         ======


5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. Other intangibles include Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment and Norshield. Except for goodwill and trade names, which have indefinite lives, intangibles are being amortized using the straight-line method.

Goodwill and intangible assets consist of the following:

                       June 30,     December 31,     Amortizable
                         2003           2002            Lives
                         ----           ----            -----
                             (in thousands)           (in years)
Goodwill               $17,956        $22,043         Indefinite
Trade name               6,913          6,913         Indefinite
Customer relationships   2,500          2,500             14
Backlog                    300            300              2
Other                    1,220          1,220            2 - 20
                       -------        -------
                        28,889         32,976
Less: accumulated
 amortization           (1,123)          (867)
                       -------        -------
                       $27,766        $32,109
                       =======        =======


6.     ACQUISITION OF TIBURON, INC.

On January 25, 2002, the Company and Tiburon, Inc. ("Tiburon") entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon, Inc. ("Tiburon") on May 2, 2002. Total consideration paid for the purchase of the portion of Tiburon that the Company did not previously own amounted to approximately $10.4 million, net in cash and approximately 1.1 million shares of CompuDyne common stock for a total acquisition cost of $30.0 million. To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10 million increase in its borrowing facility from its banks. The remainder of the cash consideration paid was funded from the Company's working capital.

Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

The Company has determined that the consideration received is the best representation of the fair value of the purchase price of Tiburon. As such, the Company engaged an independent third party to complete a valuation of the business as of the acquisition date (May 2, 2002). During the first quarter of 2003, the valuation was completed and resulted in a $3.8 million reduction of the goodwill originally recorded. The Company completed the valuation of fair value of the plant and equipment acquired in the second quarter of 2003. This valuation resulted in a $545 thousand increase in goodwill. In addition, other final adjustments to the purchase price of Tiburon amounted to $887 thousand and were recorded as a decrease in goodwill in April 2003.

The purchase price was recorded as follows (in thousands):

Purchase Price       $30,000
Net assets acquired  (13,617)
                     -------
Goodwill             $16,383
                     =======

The following are the Company's unaudited pro forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:

                    Three Months Ended     Six Months Ended
                         June 30, 	           June 30,
                    2003          2002     2003        2002
                    ----          ----     ----        ----
                     (in thousands, except per share data)

Revenue             $47,538    $42,739     $94,305    $83,654
Net income          $ 1,037    $   824     $ 1,979    $ 1,757
Earnings per share:
   Basic            $   .13    $   .10     $   .25    $   .22
   Diluted          $   .13    $   .10     $   .24    $   .21


These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2002, or of future results of operations.


7.     STOCK-BASED COMPENSATION

As of June 30, 2003, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company's 2002 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant.
The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                    For the Three Months
                                        Ended June 30,
                                    2003            2002
                                    ----            ----
                    (in thousands, except per share data)
Net income, as reported             $1,037          $713
Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards net of related tax
 effects                              (469)         (392)
                                    ------          ----
Pro forma net income                $  568          $321
                                    ======          ====
Earnings per share:

Basic - as reported                 $  .13         $ .10
Basic - pro forma                   $  .07         $ .04

Diluted - as reported               $  .13         $ .09
Diluted - pro forma                 $  .07         $ .04


                                    For the Six Months
                                      Ended June 30,
                                    2003          2002
                                    ----          ----
                 (in thousands, except per share data)
Net income, as reported             $1,979        $1,494
Deduct:  Total stock-based employee
 compensation expense determined
 under fair value based method for
 all awards net of related tax
 effects                              (964)         (702)
                                    ------         -----
Pro forma net income                $1,015         $ 792
                                    ======         =====
Earnings per share:

Basic - as reported                 $  .25         $ .21
Basic - pro forma                   $  .13         $ .11

Diluted - as reported               $  .24         $ .20
Diluted - pro forma                 $  .12         $ .10


The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                          For The Three       For The Six
                          Months Ended        Months Ended
                            June 30              June 30
                          2003    2002        2003    2002
                          ----    ----        ----    ----
Expected volatility       79.6%  74.0%        80.0%   74.0%
Risk-free interest rate    2.6%   5.0%         2.8%   5.0%
Expected life in years     6.7    7.5          6.9    7.5



8.     PRODUCT WARRANTIES

Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non- performance. As of June 30, 2003, the Company had a product warranty accrual in the amount of $475 thousand.

                               Product Warranty Liabilities
                               ----------------------------
                                      (in thousands)
Beginning balance at January 1, 2003     $ 482
Minus accruals for product                  (7)
                                         -----
Ending balance at June 30, 2003          $ 475
                                         =====


ITEM 2

COMPUDYNE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

CompuDyne Corporation ("CompuDyne" or the "Company") was reincorporated in Nevada in 1996, and is a leading provider of products and services to the public security market. The Company operates in four (4) distinct segments in this marketplace: Institutional Security Systems (formerly known as Corrections), Attack Protection, Federal Security Systems, and Public Safety and Justice.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002

Revenues. The Company had revenues of $47.5 million and $39.4 million for the three months ended June 30, 2003 and June 30, 2002, respectively. The revenues for the three months ended June 30, 2003 increased by $8.1 million or 20.6% over the comparable period for 2002.

Revenues from the Institutional Security Systems segment increased from $22.0 million in the second quarter of 2002 to $25.7 million in the second quarter of 2003. This was an increase of 16.9%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable quarter of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31,
2002, thus providing it with the ability to engage in more work in the second quarter of 2003 than it did in the second quarter of 2002. At June 30, 2003, the backlog for the Institutional Security System's segment had declined to $81.9 million. The first half of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process and due in general to the state and local government budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment increased from $5.6 million during the quarter ended June 30, 2002 to $6.5 million in the quarter ended June 30, 2003. This was an increase of 16.7%. The Attack Protection segment was largely capacity constrained during 2001. As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provides the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. Of the $0.9 million of increased revenue generated by the Attack Protection segment, $1.2 million of the increase resulted from the Norshield product line while its Fiber SenSys product line saw a decrease in revenue of $0.3 million. The Norshield product line encompasses the segment's bullet and blast resistant windows and doors, guard booths, bollards, barriers and other related products. During the second quarter of 2003, the Attack Protection segment experienced an increased demand for its products, as the slow down in the government building process experienced during 2002 appeared to end. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing an increased demand for its products. The segment's Fiber SenSys product line consists primarily of fiber optic perimeter protection products. These products experienced significant growth in 2002 as revenues from this product line grew from $1.5 million in 2001 to $4.9 million in 2002, of which $1.4 million occurred in the second quarter of 2002. Orders received for the Fiber SenSys line tend to be large dollar orders. Although fewer orders were received and shipped for these products during the second quarter of 2003 as compared to the second quarter of 2002, the Company continues to see heightened interest for these products and expects sales for these items to continue to experience significant growth in 2003.

Revenues from the Federal Security Systems segment increased from $3.9 million during the second quarter of 2002 to $4.3 million during the second quarter of 2003. This was an increase of 9.5%. At December 31, 2001 the Federal Security Systems segment backlog was a relatively small $380 thousand. Substantially all of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues.
The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue being driven by contract awards it received during 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Segment ended 2002 with a significantly improved backlog level of $11.4 million. As such it entered the first quarter of 2003 with a much greater book of business from which to generate its increased revenue in the first and second quarter of 2003.

Revenues from the Public Safety and Justice segment increased $3.1 million from $7.9 million during the second quarter of 2002 to $11.0 million during the second quarter of 2003, an increase of 39.2%. On May 2, 2002 the Company completed its acquisition of Tiburon, Inc. Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting. Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its operating results are now consolidated with those of the Company. Tiburon's revenues for the three months ended June 30, 2003 amounted to $10.0 million, whereas only two (2) months of Tiburon's revenues were included in the Company's June 30, 2002 results. This inclusion of an additional one (1) month's revenue accounts for substantially all of the increase in revenue experienced by this segment during the second quarter of 2003 compared to the second quarter of 2002.

Expenses. Cost of goods sold increased from $30.0 million during the second quarter of 2002 to $35.8 million during the second quarter of 2003. This increase was largely a result of increased costs of goods sold of $4.0 million in the Institutional Security Systems segment, $0.3 million at the Attack Protection segment and $0.5 million at the Federal Security Systems segment, all largely attributable to the increased sales levels attained by these segments. In addition the acquisition of Tiburon on May 2, 2002, added $1.0 million of cost of goods sold.
The smaller percentage increase in cost of goods sold as compared to the percentage increase in sales resulted in an increased gross profit percentage of 24.8% in the second quarter of 2003 as compared to 23.9% during the second quarter of 2002.

Cost of goods sold in the Institutional Security Systems segment increased from $18.4 million in the second quarter of 2002 to $22.5 million in the second quarter of 2003.
This was an increase of $4.0 million or 21.7%. This increase was larger than the related sales increase of this segment of 16.9% resulting in a decline in the gross profit percentage from 16.0% in the second quarter of 2002 to 12.6% in the second quarter of 2003. During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the third and fourth quarters of 2002 and amounted to approximately $1.8 million. As a result, as these projects are brought to completion, many in the first and second quarter of 2003, the revenues generated by them resulted in little margin or in some cases losses. In addition, the Company recorded approximately $1.0 million of additional write-downs on several additional projects that were nearing completion in the second quarter of 2003. This was the primary reason for the decrease in the gross profit percentage by the Institutional Security Systems segment. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations.

Cost of goods sold in the Attack Protection segment increased from $4.8 million in the second quarter of 2002 to $5.2 million in the second quarter of 2003. This was an increase of $350 thousand or 7.3%. This increase was smaller than the related sales increase of this segment of 16.7%, resulting in an increase in the gross profit percentage from 14.2% in the second quarter of 2002 to 21.1% in the second quarter of 2003. During 2002 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the spring of 2002. As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment's products, which is only now beginning to materialize.
This new factory was provisioned and staffed, using new equipment and hires as well as by the movement of equipment and staff from the Company's existing factory. This resulted in the Company running both of its factories at levels significantly below optimum capacity in 2002, resulting in operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate sales volume increase resulting in the lower gross profit percentage during 2002.

Cost of goods sold in the Federal Security Systems segment increased from $3.2 million in the second quarter of 2002 to $3.7 million in the second quarter of 2003. This was an increase of $454 thousand or 14.2%. This increase was greater than the related sales increase of this segment of 9.5%, resulting in a decrease in the gross profit percentage from 17.7% in the second quarter of 2002 to 14.2% in the second quarter of 2003. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment increased from $3.5 million in the second quarter of 2002 to $4.5 million in the second quarter of 2003. This was an increase of $1.0 million or 28.6%. Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon and by lower margins experienced by CorrLogic on a major new project.

Operating expenses increased from $6.7 million in the second quarter of 2002 to $7.7 million in the second quarter of 2003. This was an increase of $1.0 million. Substantially all of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon.

Amortization of Intangible Assets and Capitalized Software
Acquired in the Tiburon Acquisition    In conjunction with
the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards
No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.

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



The amortization of the above intangibles for the three months ended June 30, 2003 resulted in the Company recording expense of $243 thousand, which is included in operating expenses.

Research and Development expenses increased from $1.3 million in the second quarter of 2002 to $2.0 million in the second quarter of 2003. Historically, the Company did not expend significant monies on research and development. With the acquisition of Tiburon, the Company's Public Safety and Justice segment expends significantly more dollars on software development. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

Interest expense decreased from $346 thousand in the second quarter of 2002 to $334 thousand in the second quarter of 2003. The decrease in the Company's interest expense during the second quarter of 2003 is a result of the Company having a lower average interest rate and a smaller average level of borrowings in the second quarter of 2003 as compared to the second quarter of 2002.

The following table compares the weighted average of the Company's second quarter of 2003 and the second quarter of 2002 interest bearing borrowings and the related interest rates charged thereon.

                        Average second     Average second
                        quarter of 2003     quarter of 2002

                        Amount     Rate    Amount      Rate
                        ------     ----    ------      ----
(in thousands)
Bank borrowings         $21,081    5.6%    $22,162     6.7%
Subordinated borrowings $   -      -       $ 1,232     6.6%
Amortization and write-off
 of financing charges   $    51            $    37



Taxes on Income. The effective tax rate in the second quarter of 2003 and 2002 was 40.0%.

Net Income. The Company reported net income of $1.0 million and $713 thousand in the second quarters of 2003 and 2002, respectively. Fully diluted earnings per share increased to $.13 in the second quarter of 2003 from $.09 in the second quarter of 2002. The weighted average number of common shares and equivalents outstanding was 8.1 million in the second quarter of 2002 and in the second quarter of 2003.

RESULTS OF OPERATIONS

Six months ended June 30, 2003 and 2002

Revenues. The Company had revenues of $94.3 million and $69.9 million for the six month period ended June 30, 2003 and June 30, 2002, respectively. This was an increase of $24.4 million or 34.9%.

Revenues from the Institutional Security Systems segment increased from $42.2 million in the first six months of 2002 to $49.1 million in the first six months of 2003.
This was an increase of 16.4%.  The Institutional
Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable period of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002 thus providing it with the ability to engage in more work in the first six months of 2003 than it did in the first six months of 2002. At June 30, 2003, the backlog for the Institutional Security System's segment had declined to $81.9 million. The first half of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process and due to the general state and local governmental budget deficits which is causing theses governmental units to rethink and delay many of the pending corrections projects.

Revenues from the Attack Protection segment increased from $11.8 million during the six months ended June 30, 2002 to $14.9 million during the six months ended June 30, 2003.
This was an increase of 26.4%. The Attack Protection segment was largely capacity constrained during 2001.
As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provides the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. Of the $3.1 million of increased revenue generated by the Attack Protection segment, $3.8 million of the increase came from its Norshield product line while its Fiber SenSys product line saw a decrease in revenue of $0.7 million. The Norshield product line encompasses the segment's bullet and blast resistant windows and doors, guard booths, bollards, barriers and other related products. During the first six months of 2003, the Attack Protection segment experienced an increased demand for its products, as the slow down in the government building process experienced during 2002 appeared to end. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing an increased demand for its products. The Segment's Fiber SenSys product line consists primarily of fiber optic perimeter protection products. These products experienced significant growth in 2002 as revenues from this product line grew from $1.5 million in 2001 to $4.9 million in 2002, of which $3.1 million occurred in the first six months of 2002. Orders received for the Fiber SenSys line tend to be large dollar orders. Although fewer orders were received and shipped for these products during the first six months of 2003 as compared to the first six months of 2002, the Company continues to see heightened interest for these products and expects sales for these items to continue to experience significant growth in 2003.

Revenues from the Federal Security Systems segment increased from $6.9 million during the first six months of 2002 to $7.8 million during the first six months of 2003. This was an increase of 13.0%. At December 31, 2001 the Federal Security Systems segment backlog was a relatively small
$380 thousand. Substantially all of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue being driven by contract awards it received during 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Systems Segment ended 2002 with a significantly improved backlog level of $11.4 million. As such it entered 2003 with a much greater book of business from which to generate its increased revenue during the first six months of 2003.

Revenues from the Public Safety and Justice segment increased $13.5 million from $9.1 million during the first six months of 2002 to $22.5 million during the first six months of 2003. On May 2, 2002 the Company completed its acquisition of Tiburon, Inc. Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting. Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its operating results are now consolidated with those of the Company. Tiburon's revenues for the six months ended June 30, 2003 amounted to $20.4 million as compared to $7.0 million for the two month period Tiburon was owned by CompuDyne during the first six months of 2002. This accounts for substantially all of the increase in revenue experienced by this segment during the first six months of 2003 compared to the first six months of 2002.

Expenses. Cost of goods sold increased from $54.5 million during the first six months of 2002 to $70.7 million during the first six months of 2003. This increase was largely a result of the acquisition of Tiburon on May 2, 2002, which added $5.1 million of cost of goods sold to the results of the Company, as well as increased costs of goods sold of $7.6 million at the Institutional Security Systems segment, $1.9 million at the Attack Protection segment and $0.9 million at Federal Security Systems, all largely attributable to the increased sales levels attained by these segments.

The smaller percentage increase in cost of goods sold as compared to the percentage increase in sales resulted in an increased gross profit percentage of 25.0% in 2003 as compared to 22.1% during the first six months of 2002.

Cost of goods sold in the Institutional Security Systems segment increased from $35.0 million in the first six months of 2002 to $42.6 million in the first six months of 2003. This was an increase of $7.7 million or 21.9%.
This increase was larger than the related sales increase of this segment of 16.4% resulting in a decline in the gross profit percentage from 17.1% in the first six months of 2002 to 13.3% in the first six months of 2003.
During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects.
These cost overruns were incurred and recorded during the third and fourth quarters of 2002 and amounted to approximately $1.8 million. As a result, as these projects are brought to completion, many in the first and second quarters of 2003, the revenues generated by them resulted in little margin or in some cases losses.
In addition, the Company recorded approximately $1.0 million of additional write-downs on several additional projects that were nearing completion in the second quarter of 2003. This was the primary reason for the decrease in the gross profit percentage by Institutional
Security Systems. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations.

Cost of goods sold in the Attack Protection segment increased from $9.7 million in the first six months of 2002 to $11.5 million in the first six months of 2003. This was an increase of $1.9 million or 19.4%. This increase was smaller than the related sales increase of this segment of 26.4%, resulting in an increase in the gross profit percentage from 18.0% in the first six months of 2002 to 22.6% in the first six months of 2003. During the first half of 2002 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the spring of 2002. As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment's products, which is only now beginning to materialize. This new factory was provisioned and staffed, via new equipment and hires as well as by the movement of equipment and staff from its existing factory. This resulted in the Company running both of its factories at levels significantly below optimum capacity in 2002, resulting in operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate sales volume increase resulting in the lower gross profit percentage during 2002.

Cost of goods sold in the Federal Security Systems segment increased from $5.7 million in the first six months of 2002 to $6.6 million in the first six months of 2003. This was an increase of $0.9 million or 15.8%. This increase was consistent with the related sales increase of this segment of 13.0%. The Federal Security Systems segment gross profit percentage was 14.5% and 16.6% during the first six months of 2002 and 2003 respectively. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment increased from $4.1 million in the first six months of 2002 to $10.0 million in the first six months of 2003. This was an increase of $5.9 million. Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon.

Operating expenses increased from $11.1 million in the first six months of 2002 to $15.7 million in the first six months of 2003. This was an increase of $4.6 million.
Substantially all of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon.

Amortization of Intangible Assets and Capitalized Software
Acquired in the Tiburon Acquisition. In conjunction with the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting
Standards No. 141 (SFAS 141) Business Combinations, the
Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.

                              Amount         Life
                              ------         ----
                          (in thousands)  (in years)

Trade name                    $5,340       Indefinite
Customer relationships        $2,500           14
Software                      $3,000            5
Backlog                       $  300            2
Other                         $  135            3

The amortization of the above intangibles for the six months ended June 30, 2003 resulted in the Company recording amortization expense related to these intangibles of $486 thousand, which is included in operating expenses.

Research and Development expenses increased from $1.3 million in the first six months of 2002 to $3.9 million in the first six months of 2003. Historically, the Company did not expend significant monies on research and development. With the acquisition of Tiburon, the Company's Public Safety and Justice segment expends significantly more dollars on software development. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

Interest expense increased from $659 thousand in the first six months of 2002 to $713 thousand in the first six months of 2003. The increase in the Company's interest expense during the first six months of 2003 is a result of the Company having a greater average level of borrowings in the first six months of 2003 as compared to the first six months of 2002 offset by a lower average borrowing rate. The increased borrowings in 2003 reflect borrowings made in the second quarter of 2002 to fund the cash portion of the Tiburon purchase price.

The following table compares the weighted average of the Company's interest bearing borrowings and the related interest rates charged thereon for the first six months of 2003 and the first six months of 2002.

                     Average first six     Average first six
                       months of 2003        months of 2002
                     Amount       Rate     Amount       Rate
                     ------       ----     ------       ----
(in thousands)
Bank borrowings      $23,085      5.1%     $19,399      5.8%
Subordinated
 borrowings          $   -        -        $ 1,497      6.0%
Amortization and
 write-off of
 financing charges   $   101               $    75


Taxes on Income    The effective tax rate in the first six months
of 2003 was 40.0% as compared to 37.9% in the first six months of 2002. The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company's earnings occur.

Net Income. The Company reported net income of $2.0 million and $1.5 million in the first six months of 2003 and 2002, respectively. Fully diluted earnings per share increased to $.24 in the first six months of 2003 from $.20 in the first six months of 2002. The weighted average number of common shares outstanding and equivalents increased from 7.7 million in the first six months of 2002 to 8.1 million in the first six months of 2003.

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

As of June 30, 2003, the Company had working capital of $29 million compared with $31 million as of December 31, 2002. The most significant changes in working capital were decreases in accounts receivable, contract costs in excess of billings and deferred revenue and an increase in accounts payable and accrued expenses.

Net cash provided by operating activities was $9.4 million in the first six months of 2003 versus $51 thousand used in operating activities in the first six months of 2002.

Net cash used for investing activities was $401 thousand in the first six months of 2003 compared to $12.8 million in the first six months of 2002. Capital expenditures of $2.5 million were made in 2002 for the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot factory in Montgomery, Alabama to increase capacity of the Attack Protection segment.
Net payments for the acquisition of Tiburon, Inc. during the first six months of 2002 were $10.4 million.

Net cash used in financing activities amounted to $6.2 million in the first six months of 2003 compared with $14.0 million provided by financing in 2002. The $10.0 million borrowing from banks in 2002 were used to finance the acquisition of Tiburon on May 2, 2002. The decrease in cash provided by financing activities is primarily a result of repayments under the Company's bank credit facilities.

The following table summarizes the contractual obligations of the Company as of June 30, 2003 and the payments due by period.

                       Payments Due by Period
                       ----------------------
                           (in thousands)
                  Long-Term Debt   Operating Leases
                  --------------   ----------------
December 31:
     2003         $   974          $ 1,426
     2004          16,103            2,620
     2005             440            1,840
     2006             440              777
     2007             440              556
  Thereafter        2,685              380
                  -------          -------
Totals            $21,082          $ 7,599
                  =======          =======

The Company's total outstanding borrowings at June 30, 2003 amounted to $21.1 million. These borrowings were at variable rates.

The Company had two borrowings from banks, both made under a Credit Agreement that provides for both term borrowings and a line of credit.

The first borrowing is a 3-year term loan due in quarterly installments through November 2004. This borrowing of $5.0 million was entered into on November 16, 2001. The amount outstanding as of June 30, 2003 was $2.5 million. The interest rate is variable and can range from LIBOR +1.75% to 3.5% or prime +0.5% to 2.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA).
The rate was 3.54% as of June 30, 2003.

The second borrowing available from banks under the Credit Agreement is a $25.0 million line of credit, due November 16, 2004. Borrowings outstanding under this line of credit as of June 30, 2003 were $14.0 million. Its interest rate is variable and can range from LIBOR plus 1.50% to 3.25% or the prime rate plus 0.25% to 2.0%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter as defined above. The rate ranged from 3.54% to 5.00% as of June 30, 2003.

The Company also had two industrial revenue bonds outstanding as of June 30, 2003 in the amounts of $1.7 million and $2.9 million. These borrowings bear interest at variable rates between 1.1%
and 1.9% for the first six months of 2003 based on weekly market
conditions.   These bonds are fully collateralized by bank
letters of credit issued under the Credit Agreement.  The
Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's $5.0 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond borrowing on the Company's new Attack Protection facility, the Company has no other material off balance sheet liabilities.

The Company had $7.7 million of unused availability under its line of credit at June 30, 2003.

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

On March 21, 2003, the Company and its banks amended the Company's loan agreements, which included a waiver of compliance with a variety of its loan covenants as of December 31, 2002. In conjunction with the amendment, the Company agreed to raise
$7.0 million of new equity or borrowings, or a combination thereof, subordinate to its existing bank borrowings, by June
30, 2003. On June 30, 2003, the Company replaced one of the banks in its bank syndicate. As a result of this replacement, the requirement that the Company raise $7 million of capital, subordinate to its senior banking facility, which was required by the replaced syndicated member, was eliminated.

Additional Considerations

Cost Containment

Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its customers is limited. As a result, in order to enhance its profitability, the Company recognizes the need to continue to seek ways to reduce its costs.

Office Closures and Consolidations

In January 2003, the Company closed its Midwest Regional Office, located in Wauwatusa, Wisconsin, and consolidated its operations into its Montgomery, Alabama office. The Company does not believe this office closure will have a negative impact on its ability to generate sales in the Midwest region. The costs to close this office were minimal. The Company anticipates that closure of this office will result in annual overhead savings of approximately $100 thousand.

In June 2003, the Company moved its Airteq Systems manufacturing facility from leased space in Tualatin, Oregon to its new plant in Montgomery, Alabama, which was purchased in 2002 for its Attack Protection business. The move is expected to result in manufacturing efficiencies, labor reductions, better sharing of engineering and other overhead resources, and will absorb excess capacity in the Montgomery plant. In conjunction with the Airteq move the Company's Fiber SenSys business, which manufactures fiber optic based perimeter sensors for intrusion detection, will move from its current leased space in Beaverton, Oregon to the larger Airteq facility, which will result in a 10,000 square foot expansion for Fiber SenSys. These moves will result in charges totaling about $400 thousand during the second and third quarters of 2003 and should result in annual savings of $250 thousand in addition to providing the added capacity for Fiber SenSys. As of June 30, 2003, charges totaling $6 thousand were incurred by the Company in conjunction with this move.

Pension Plan

Prior to this year the Company maintained a money purchase pension plan, which covers employees at one of its divisions. Salaried employees at this division were eligible to participate in this plan after one year of service. Annual contributions of between 3% and 5% of annual compensation were made by the Company depending on the employees' years of service. The expense related to funding the plan was $253 thousand during the first six months of 2002. Effective December 31, 2002, the Company ceased contributions to this plan. The balances in this plan will be 100% vested and rolled into the CompuDyne 401K plan in 2003.


CompuDyne's Total Backlog

CompuDyne's total backlog amounted to $182 million at June 30, 2003. The break down of the Company's backlog by business segment is as follows:

                                  June 30,        December, 31,
                                    2003              2002
                                  --------        ------------
                               (in thousands)    (in thousands)
Institutional Security Systems    $ 81,916         $ 99,527
Attack Protection                   16,552           18,478
Federal Security Systems            10,643           11,440
Public Safety and Justice           72,621           74,867
                                  --------         --------
Totals                            $181,732         $204,312
                                  ========         ========

Included in the backlog of the Public Safety and Justice segment at June 30, 2003 is $17.2 million representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve (12) months.

Critical Accounting Policies

A complete description of the Company's significant accounting policies appears in the Company's Annual Report to its stockholders and is incorporated by reference in its Annual
Report on Form 10-K for the year ended December 31, 2002.

Percentage of Completion Accounting

Approximately 85% of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's manufacturing and construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results. These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill and intangible assets annually as of September 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled $17.9 million and $9.9 million, respectively as of June 30, 2003.

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks

Much of the work CompuDyne performs is for state and local governmental units. These entities have been particularly hard hit by recent economic conditions and the resultant contraction of the tax bases of these governmental units.
This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public
Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments, although building a strong backlog, have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for, where possible is being deferred by the customer into the future, presumably when the economy will experience more robust times.


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

Impact of Inflation

Inflation did not have a significant effect on CompuDyne's operations during the six months ended June 30, 2003.

Market Risk

The Company is exposed to market risk related to changes in interest rates. At June 30, 2003, the Company had a total of $21.1 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million. The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At June 30, 2003 the amount of the swap agreement had declined to $6.8 million at a fixed rate of 4.9%. As such, approximately $14.3 million of the Company's variable rate borrowings were not hedged with an interest rate swap agreement. In the event interest rates increase dramatically, the increase in interest rate expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability
(or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.
149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation --Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No.
123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this statement was required at the beginning of fiscal year 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In July 2002, the FASB issued SFAS No. 146, "Accounting for
Costs Associated with Exit or Disposal Activities". The statement is effective for fiscal years beginning after December 31, 2002. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement is effective for fiscal years beginning after May 15, 2002. SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003.
The Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

In November 2002, the FASB issued Interpretation No. 45,
"Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial condition, results of operations or cash flows of CompuDyne.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to management, identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements.
Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, the ability to remain in compliance with its bank covenants and its amended bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation and general economic conditions.
Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2003. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2003.


Financial Instruments by Expected Maturity Date

Year Ending December 31     2003          2004          2005
                            ----          ----          ----
Notes Payable:
Variable rate               $974,000      $16,103,000   $440,000
Average interest rate           4.5%             5.0%       6.0%
Fixed rate                  $    -        $       -     $    -
Average interest rate            -                -          -

Year Ending December 31    Thereafter     Total        Fair Value
                           ----------     -----        ----------
Notes Payable:
Variable rate              $2,685,000     $21,082,000  $21,082,000
Average Interest Rate            7.0%            5.5%       5.5%
Fixed rate                 $      -       $       -    $       -
Average Interest Rate             -               -            -

Year Ending December 31       2003          2004          2005
                              ----          ----          ----
Interest Rate Swaps:
Variable to Fixed             $1,352,940    $2,705,880 $ 2,705,890
Average pay rate                   4.90%         4.90%      4.90%
Average receive rate               2.00%         3.00%      4.00%

Year Ending December 31    Thereafter     Total        Fair Value
                           ----------     -----        ----------
Interest Rate Swaps:
Variable to Fixed          $       -      $6,764,710   ($  270,768)
Average pay rate                   -             -             -
Average receive rate               -             -             -

TABLE CONTINUED


Financial Instruments by Expected Maturity Date

Year Ending December 31          2006          2007
Notes Payable:
Variable rate                    $440,000      $440,000
Average interest rate                6.5%          7.5%
Fixed rate                       $    -        $    -
Average interest rate

Year Ending December 31
Notes Payable:
Variable rate
Average Interest Rate
Fixed rate
Average Interest Rate

Year Ending December 31          2006          2007
Interest Rate Swaps:
Variable to Fixed                $    -       $     -
Average pay rate                      -             -
Average receive rate                  -             -

Year Ending December 31
Interest Rate Swaps:
Variable to Fixed
Average pay rate
Average receive rate



ITEM 4

CONTROLS AND PROCEDURES

CompuDyne's management conducted an evaluation, under the supervision and with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of July 31, 2003. Based on this evaluation, the Chief Executive
Officer and Chief Financial Officer concluded that (i) the
Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive
Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and
(ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, CompuDyne's management, including the Chief
Executive Officer and Chief Financial Officer, reviewed the internal controls over financial reporting, and there have been no significant changes or deficiencies or material weaknesses in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls subsequent to July
31, 2003. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

Proposal #2 - Amendment of the 1996 Stock Option Plan for
              Non-Employee Directors

At the Annual Meeting of Shareholders on May 16, 2003, the shareholders approved an amendment of the 1996 stock
Option Plan for Non-Employee Directors that upon initial election or re-election to the Board the Non-Employee
Director receive an option to purchase 10,000 shares of Common Stock as specified by the terms and conditions of the Directors Plan. In addition, each Non-Employee
Director will receive an option to purchase 10,000 shares of Common Stock as specified by the terms of the Plan, at each Annual Meeting. This amendment to the Plan increases the number of shares of Common Stock that may be issued or transferred under the Directors Plan upon exercise of options or other rights to 400,000 shares. No options will be granted for attendance or participation in meetings of the Board of Directors or its committees. The votes were cast as follows:

For - 6,619,689     Against - 149,076     Abstain - 89,745


Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.1 Fifth Amendment to the Credit Agreement dated as of June 22, 2003 by and among CompuDyne Corporation and its subsidiaries, certain participating lenders and PNC Bank, National Association, in its capacity as agent for the lenders, filed herewith.

              10.2 Sixth Amendment to Credit Agreement dated as of July 15, 2003 by and among CompuDyne Corporation and its subsidiaries, certain participating lenders and PNC Bank, National Association, in its capacity as agent for the lenders, filed herewith.

              31.1 Certification by Mr. Martin Roenigk, Chief
              Executive Officer pursuant to Rule 13a-14(a), filed herewith.

              31.2 Certification by Mr. Geoffrey F. Feidelberg,
              Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

              32.1 Certification Pursuant To Section 906 Of The
              Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.

              32.2 Certification Pursuant To Section 906 Of The
              Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial
              Officer, filed herewith.

         (b)  Reports on Form 8-K

              Current Report on Form 8-K filed May 5, 2003 attaching CompuDyne Corporation's press release concerning earnings during the period ending March 31, 2003.



                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      COMPUDYNE CORPORATION



Date: August 13, 2003          By:  /s/ Geoffrey F. Feidelberg
                                  -------------------------------
                                    Geoffrey F. Feidelberg
                                    Chief Financial Officer