Form 10-Q
period 2003-09-30
COMPUDYNE CORP
filed 2003-11-19
CIK 22912

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-29798

CompuDyne Corporation
(Exact name of registrant as specified in its charter)

Nevada	23-1408659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

Yes ☒ No ☐

        As of November 13, 2003, a total of 7,928,903 shares of Common Stock, $.75 par value, were outstanding.

COMPUDYNE CORPORATION AND SUBSIDIARIES
INDEX

		Page No.
Part I. Financial Information
Item 1.	Financial Statements—Unaudited
	Condensed Consolidated Balance Sheets—September 30, 2003 and December 31, 2002	3
	Condensed Consolidated Statements of Operations—Three Months and Nine Months Ended September 30, 2003 and 2002	4
	Condensed Consolidated Statement of Changes in Shareholders' Equity—Nine Months Ended September 30, 2003	5
	Condensed Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2003 and 2002	6
	Notes to Condensed Consolidated Financial Statements	7-14
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31
Part II. Other Information		32
Signature		33

ITEM 1. FINANCIAL STATEMENTS
COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2003	December 31, 2002
	(in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$3,470	$1,274
Accounts receivable, net	49,918	45,168
Contract costs in excess of billings	15,741	18,297
Inventories	5,686	6,401
Deferred tax assets	1,220	1,220
Prepaid expenses and other	2,681	2,510

Total Current Assets	78,716	74,870
Property, plant and equipment, net	10,492	12,171
Goodwill, net	21,281	21,938
Other intangible assets, net	9,898	10,171
Deferred tax assets	942	987
Other	659	667

Total Assets	$121,988	$120,804

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$29,265	$22,235
Billings in excess of contract costs incurred	12,734	13,602
Deferred revenue	6,551	5,812
Current portion of notes payable	2,107	2,402

Total Current Liabilities	50,657	44,051
Notes payable	16,918	25,108
Deferred tax liabilities	2,114	2,114
Other	211	327

Total Liabilities	69,900	71,600

Commitments and contingencies
Shareholders' Equity
Preferred stock, 2,000,000 shares authorized and unissued	—	—
Common stock, par value $.75 per share: 15,000,000 shares authorized; 8,520,380 and 8,391,522 shares issued at September 30, 2003 and December 31, 2002, respectively	6,390	6,294
Additional paid-in-capital	42,433	42,508
Retained earnings	7,479	4,518
Accumulated other comprehensive loss	(127)	(196)
Treasury stock, at cost; 594,877 shares at September 30, 2003 and 573,930 shares at December 31, 2002	(4,087)	(3,920)

Total Shareholders' Equity	52,088	49,204

Total Liabilities and Shareholders' Equity	$121,988	$120,804

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net sales	$53,136	$41,380	$147,441	$111,286
Cost of goods sold	41,125	31,907	111,860	86,380

Gross profit	12,011	9,473	35,581	24,906
Operating expenses	8,471	7,060	24,125	18,244
Research and development	1,683	1,716	5,596	3,039

Operating income	1,857	697	5,860	3,623

Other expense (income)
Interest expense	366	402	1,079	1,061
Other (income) expense	(145)	(30)	(154)	(169)

Total other expense	221	372	925	892

Income before income taxes	1,636	325	4,935	2,731
Income taxes	654	130	1,974	1,042

Net income	$982	$195	$2,961	$1,689

Earnings per share:
Basic earnings per share	$.12	$.03	$.38	$.23

Weighted average number of common shares outstanding	7,923	7,898	7,881	7,333

Diluted earnings per share	$.12	$.02	$.36	$.21

Weighted average number of common shares and equivalents	8,199	8,322	8,140	7,878

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Shares	Amount	Total
	(in thousands)
January 1, 2003	8,392	$6,294	$42,508	$4,518	$(196)	574	$(3,920)	$49,204
Acquisition of Tiburon
Purchase price Adjustment			(370)					(370)
Stock options exercised	80	60	165					225
Warrants exercised	48	36	130			21	(166)	—
Net income				2,961				2,961
Purchase of Treasury Shares						—	(1)	(1)
Other comprehensive income, net of tax:
Loss on interest rate swap agreement					76			76
Translation adjustment					(7)			(7)

Balance at September 30, 2003	8,520	$6,390	$42,433	$7,479	$(127)	595	$(4,087)	$52,088

The accompanying notes are an integral part of these consolidated financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$2,961	$1,689
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,016	1,670
Equity earnings in affiliated company	—	(23)
Loss (Gain) from disposition of property, plant and equipment	5	(10)
Changes in assets and liabilities:
Accounts receivable	(4,750)	(3,783)
Contract costs in excess of billings	3,132	5,734
Inventories	715	(179)
Prepaid expenses and other current assets	(171)	754
Other assets	6	(6)
Accounts payable and accrued liabilities	7,356	(2,742)
Billings in excess of contract costs incurred	(868)	470
Deferred revenue	739	2,240
Other liabilities	—	(8)

Net cash flows provided by operating activities	11,141	5,806

Cash flows from investing activities:
Additions to property, plant and equipment	(622)	(3,050)
Proceeds from sale of property, plant and equipment	9	32
Net payment for acquisition	(71)	(10,343)

Net cash flows used in investing activities	(684)	(13,361)

Cash flows from financing activities:
Issuance of common stock	225	599
Warrants exercised	166	64
Treasury stock transactions	(167)	(64)
Repayment of subordinated notes payable	—	(928)
Borrowings of bank notes	—	12,500
Repayment of bank notes	(8,485)	(973)

Net cash (used in) provided by financing activities	(8,261)	11,198

Net change in cash and cash equivalents	2,196	3,643
Cash and cash equivalents at beginning of period	1,274	296

Cash and cash equivalents at end of period	$3,470	$3,939

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$859	$929
Income taxes	$1,488	$1,246

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

        In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form ARS for the year ended December 31, 2002. Operating results for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this statement was required at the beginning of fiscal year 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective for fiscal periods ending after December 15, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not expect to consolidate any entities upon the adoption of this standard.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne. Refer to Note 8, "Product Warranties," in the notes to Consolidated Financial Statements for additional information.

Reclassifications:

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

2. OPERATING SEGMENT INFORMATION

        The following is the operating segment information for the three months ended September 30, 2003 and 2002.

	(Three Months ended September 30)
	Revenues		Gross Profit		Pre-tax Income/(Loss)
	2003	2002	2003	2002	2003	2002
	(in thousands)
Institutional Security Systems	$26,357	$20,823	$3,729	$2,448	$1,216	$152
Attack Protection	6,036	6,939	758	889	(663)	(155)
Federal Security Systems	4,549	3,386	934	606	223	208
Public Safety and Justice	16,194	10,232	6,590	5,530	790	(38)
CompuDyne Corporate	—	—	—	—	70	158

	$53,136	$41,380	$12,011	$9,473	$1,636	$325

        The following is the operating segment information for the nine months ended September 30, 2003 and 2002.

	(Nine Months ended September 30)
	Revenues		Gross Profit		Pre-tax Income/(Loss)
	2003	2002	2003	2002	2003	2002
	(in thousands)
Institutional Security Systems	$75,497	$63,024	$10,246	$9,678	$2,788	$2,330
Attack Protection	20,912	18,711	4,113	3,011	(153)	(844)
Federal Security Systems	12,299	10,247	2,059	1,746	726	509
Public Safety and Justice	38,733	19,304	19,163	10,471	1,340	455
CompuDyne Corporate	—	—	—	—	234	281

	$147,441	$111,286	$35,581	$24,906	$4,935	$2,731

3. EARNINGS PER SHARE

       Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase 571,985 shares and 594,500 shares for the three month periods ended September 30, 2003 and 2002 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Stock options and warrants to purchase 933,670 shares and 366,000 shares for the nine month periods ended September 30, 2003 and 2002 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

        The computations of the Company's basic and diluted earnings per share amounts were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income	$982	$195	$2,961	$1,689

Weighted average common shares outstanding	7,923	7,898	7,881	7,333
Effect of dilutive stock options and warrants	276	424	259	545

Diluted weighted average common shares outstanding	8,199	8,322	8,140	7,878

Net income per common share
Basic	$.12	$.03	$.38	$.23
Diluted	$.12	$.02	$.36	$.21

4. INVENTORIES

        Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$3,316	$3,937
Work in progress	1,972	2,197
Finished goods	398	267

	$5,686	$6,401

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

        Goodwill and intangible assets consist of the following:

	September 30, 2003	December 31, 2002	Amortizable Lives
	(in thousands)		(in years)
Goodwill	$21,386	$22,043	Indefinite
Trade name	6,913	6,913	Indefinite
Customer relationships	2,500	2,500	14
Backlog	300	300	2
Other	1,220	1,220	2—20

	32,319	32,976
Less: accumulated amortization	(1,140)	(867)

	$31,179	$32,109

        Goodwill consisted of $19.8 million and $20.5 million for the Public Safety and Justice segment at September 30, 2003 and December 31, 2002, respectively, and $0.8 million for the Institutional Security Systems segment and $0.8 million for the Attack Protection segment for both September 30, 2003 and December 31, 2003.

        Amortization expense for the nine months ended September 30, 2003 was $274 thousand. The following schedule lists the expected amortization expense for each of the years ending at December 31:

Year	Expense
(in thousands)
2003	$386
2004	350
2005	270
2006	225
2007	225

Total	$1,456

6. ACQUISITION OF TIBURON, INC.

        On January 25, 2002, the Company and Tiburon, Inc. ("Tiburon") entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon, Inc. ("Tiburon") on May 2, 2002. CompuDyne distributed approximately 1.1 million shares of CompuDyne common stock and approximately 91,000 warrants to purchase shares of the Company's stock, valued collectively at $14.3 million and approximately $10.4 million, net in cash to acquire the portion of Tiburon that the Company did not previously own. Including the Company's initial investment of $6.0 million in Tiburon and transaction costs resulted in the Company recording $33.4 million as the value of the consideration paid for this acquisition. To fund the cash portion of the

Tiburon acquisition, the Company negotiated a $10.0 million increase in its borrowing facility from its banks. The remainder of the cash consideration paid was funded from the Company's working capital.

        Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. The Company believes Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

        During the first quarter of 2003, the Company revised down the purchase price of Tiburon by $3.8 million when in fact the downward revision should have been $370,000. The September 30, 2003 financial statements have been adjusted to reflect the $370,000 revision. The Company completed the valuation of fair value of the plant and equipment acquired in the second quarter of 2003. This valuation resulted in a $545 thousand increase in goodwill. In addition, other final adjustments to the purchase price of Tiburon amounted to $832 thousand and were recorded as a decrease in goodwill in April 2003.

        The purchase price was recorded as follows (in thousands):

Goodwill	$19,813
Current assets	20,215
Property plant and equipment	3,653
Other long term assets	8,917
Liabilities assumed	(19,168)

Purchase price	$33,430

        The following are the Company's unaudited pro forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Revenue	$53,136	$41,380	$147,441	$125,034
Net income	$982	$195	$2,961	$1,952
Earnings per share:
Basic	$.12	$.03	$.38	$.27
Diluted	$.12	$.02	$.36	$.25

        These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2002, or of future results of operations.

7. STOCK-BASED COMPENSATION

        As of September 30, 2003, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company's 2002 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25,

"Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	For the Three Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$982	$195
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(462)	(485)

Pro forma net income (loss)	$520	$(290)

Earnings(loss) per share:
Basic—as reported	$.12	$.03
Basic—pro forma	$.07	$(.04)
Diluted—as reported	$.12	$.02
Diluted—pro forma	$.06	$(.03)

	For the Nine Months Ended September 30,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$2,961	$1,689
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(1,422)	(1,186)

Pro forma net income	$1,539	$503

Earnings per share:
Basic—as reported	$.38	$.23
Basic—pro forma	$.20	$.07
Diluted—as reported	$.36	$.21
Diluted—pro forma	$.19	$.06

        The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

	For The Three Months Ended September 30		For The Nine Months Ended September 30
	2003	2002	2003	2002
Expected volatility	78.8%	74.0%	79.9%	74.0%
Risk-free interest rate	3.2%	5.0%	2.9%	5.0%
Expected life in years	5.6	7.4	6.8	7.5

8. PRODUCT WARRANTIES

        Accruals for estimated expenses related to warranties are made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of September 30, 2003, the Company had a product warranty accrual in the amount of $507 thousand.

Product Warranty Liabilities
(in thousands)
Beginning balance at January 1, 2003	$482
Net activity	25

Ending balance at September 30, 2003	$507

9. FILING OF CONVERTIBLE SUBORDINATED NOTE OFFERING

        During September 2003 the Company filed a registration statement with the SEC to register for sale up to $28,750,000 principal amount of seven (7) year convertible subordinated notes. The Company intends to use the proceeds of this offering to repay its current notes payable and for general working capital purposes.

10. AMENDMENT OF PREVIOUS 2003 QUARTERS

        Subsequent to the issuance of the Company's condensed consolidated financial statements for the quarters ended June 30, 2003 and March 31, 2003, the Company determined that the purchase price of Tiburon was incorrectly revised down in the quarter ended March 31, 2003 resulting in an understatement of goodwill as of June 30, 2003 and March 31, 2003 in the amount of $3,430,000 with a corresponding understatement of additional paid-in-capital. The accompanying condensed consolidated balance sheet as of September 30, 2003 includes the restated purchase price amounts. Such restatement had no effect on previously reported results of operations or cash flows. The Company is in the process of preparing amended Forms 10-Q for June 30, 2003 and March 31, 2003 to reflect the effects of the adjustment.

ITEM 2
COMPUDYNE CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

        CompuDyne Corporation ("CompuDyne" or the "Company") was reincorporated in Nevada in 1996. The Company believes that it is a leading provider of products and services to the public security market. The Company operates in four (4) distinct segments in this marketplace: Institutional Security Systems, Attack Protection, Federal Security Systems, and Public Safety and Justice.

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

        Included in the Institutional Security Systems segment is the TrenTech line which designs, manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as designing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 225 systems installed at 61 facilities including 55 military installations.

        The Institutional Security Systems segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical sliding devices used in the corrections industry.

        The Attack Protection segment is the country's largest original equipment manufacturer (OEM) of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. CompuDyne believes it is a premier provider of Level 8 security products, the highest rating level of commercial security products. CompuDyne's attack resistant windows and doors are integrated and structurally secure products with specifically designed frames and encasements that are integral parts of the structure in which they are installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from the United States Department of State, the segment's largest customer, Attack Protection is a significant supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. Attack Protection products are also sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

        The Attack Protection segment also manufactures a sophisticated fiber optic sensor system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as Federal facilities, oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition, it has been installed to protect the perimeters of numerous private estates and other similar properties. A related product is SecurLan, which protects data lines from physical intrusion using a fiber optic technology similar to the Fiber SenSys technology.

        The Federal Security Systems segment is known as Quanta Systems Corporation. This segment has been serving the Federal government's security needs since 1952. Its customer base includes military, governmental agencies, and state and local governmental units. Federal Security Systems provides turnkey systems integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

        The Public Safety and Justice segment consists of two subsidiaries known to the industry as CorrLogic, Inc., ("CorrLogic") and Tiburon, Inc. ("Tiburon"). The Company believes CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

        CompuDyne expanded its offerings in the Public Safety and Justice sector through the completion of its acquisition of Tiburon, on May 2, 2002. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. The Company believes Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems. In business since 1980, with more than 600 systems supporting approximately 275 active customers, Tiburon is a leader in public safety and justice solutions.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 and 2002

        Revenues.    The Company had revenues of $53.1 million and $41.4 million for the three months ended September 30, 2003 and September 30, 2002, respectively. The revenues for the three months ended September 30, 2003 increased by $11.7 million or 28.4% over the comparable period for 2002.

        Revenues from the Institutional Security Systems segment increased from $20.8 million in the third quarter of 2002 to $26.4 million in the third quarter of 2003. This was an increase of 26.6%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable quarter of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002, thus providing it with the ability to engage in more work in 2003 than it did in 2002. At September 30, 2003, the backlog for the Institutional Security System's segment had declined to $68.8 million. Backlog declined as a result of restrained activity at Institutional Security Systems, related to tight customer budgets and increased competition.

        Revenues from the Attack Protection segment decreased from $6.9 million during the quarter ended September 30, 2002 to $6.0 million in the quarter ended September 30, 2003. This was a decrease of 13.0%. The Attack Protection segment was largely capacity constrained during 2001. As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provides the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. Of the $900 thousand of decreased revenue generated by the Attack Protection segment, $970 thousand of the decrease resulted from the Norshield product line while its Fiber SenSys product line saw an increase in revenue of $70 thousand. The Norshield product line encompasses the segment's bullet and blast resistant windows and doors, guard booths, bollards, barriers and other related products. During the third quarter of 2003, the Attack Protection segment experienced increased bidding activity for its products, as the slow down in the government building process experienced during 2002 appeared to end. It appears that projects are being released for construction, and thus the Attack Protection segment should experience an increased demand for its products. The segment's Fiber SenSys product line consists primarily of fiber optic perimeter protection products. These products experienced significant growth in 2002 as revenues from this product line grew from $1.5 million in 2001 to $4.9 million in 2002.

        Revenues from the Federal Security Systems segment increased from $3.4 million during the third quarter of 2002 to $4.5 million during the third quarter of 2003. This was an increase of 34.3%. At December 31, 2001 the Federal Security Systems segment backlog was a relatively small $380 thousand. Substantially all of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue being driven by contract awards it received during 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Segment ended 2002 with a significantly improved backlog level of $11.4 million. As such it entered the first quarter of 2003 with a much greater book of business from which to generate its increased revenue in the first three quarters of 2003. The current backlog is $11.5 million at September 30, 2003.

        Revenues from the Public Safety and Justice segment increased $6.0 million from $10.2 million during the third quarter of 2002 to $16.2 million during the third quarter of 2003, an increase of 58.3%. In June 2003 the Public Safety and Justice segment received several large awards from the City of Detroit, Michigan. Much of the increase experienced during the third quarter 2003 versus third quarter 2002 related to the Public Safety and Justice segment supplying hardware to the city of Detroit under one of these contracts. This contract however generated nominal margins. In addition, no labor hours were included with this contract; as such revenues on this hardware contract were recognized as product was shipped.

        Expenses.    Cost of goods sold increased from $31.9 million during the third quarter of 2002 to $41.1 million during the third quarter of 2003. This increase was largely a result of increased costs of goods sold of $4.3 million in the Institutional Security Systems segment and $4.9 million in the Public Safety and Justice segment, all largely attributable to the increased sales levels attained by these segments. Gross profit percentage remained relatively stable at 22.6% in the third quarter of 2003 as compared to 22.9% during the third quarter of 2002.

        Cost of goods sold in the Institutional Security Systems segment increased from $18.4 million in the third quarter of 2002 to $22.6 million in the third quarter of 2003. This was an increase of $4.3 million or 23.1%. This increase was smaller than the related sales increase of this segment of 26.6% resulting in an increase in the gross profit percentage from 11.8% in the third quarter of 2002 to 14.1% in the third quarter of 2003. During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded primarily during the third and fourth quarters of 2002 and amounted to approximately $1.8 million. The revenues generated by them resulted in little margin or in some cases losses. In the third quarter of 2003, the Company recorded approximately $572 thousand of additional write-downs on several additional West Coast projects that were nearing completion. This segment experiencing smaller losses in 2003 versus 2002 was the primary reason for the increase in the gross profit percentage in 2003 by the Institutional Security Systems segment.

        Cost of goods sold in the Attack Protection segment decreased from $6.0 million in the third quarter of 2002 to $5.3 million in the third quarter of 2003. This was a decrease of $772 thousand or 12.8%. This decrease approximates the related sales decrease of this segment of 13.0%. During 2002 and 2003 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the spring of 2002. As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment's products. This new factory was provisioned and staffed, using new equipment and hires as well as by the movement of equipment and staff from the Company's existing factory. This resulted in the Company running both of its factories at levels significantly below optimum capacity in 2002 and 2003, resulting in operational inefficiencies. During the third quarter of 2003, the Company relocated its Airteq lock manufacturing facility from leased space in Oregon to the Company's new plant in Montgomery, Alabama. The Company believes that this move will partially absorb some of its excess capacity in the fourth quarter of 2003.

        Cost of goods sold in the Federal Security Systems segment increased from $2.8 million in the third quarter of 2002 to $3.6 million in the third quarter of 2003. This was an increase of $835 thousand or 30.0%. This increase was less than the related sales increase of this segment of 34.3%, resulting in an increase in the gross profit percentage from 17.9% in the third quarter of 2002 to 20.5% in the third quarter of 2003. Substantially all of the projects awarded in this segment are discrete projects.

        Cost of goods sold in the Public Safety and Justice segment increased from $4.7 million in the third quarter of 2002 to $9.6 million in the third quarter of 2003. This was an increase of $4.9 million or 104.3%. Much of this increase is a result of the 58.3% increase in sales. In addition, a significant portion of the sales increase was derived from hardware sales for the city of Detroit, which was made at a nominal gross margin.

        Operating expenses increased from $7.1 million in the third quarter of 2002 to $8.5 million in the third quarter of 2003. This was an increase of $1.4 million. The operating expense increase of 20.0% was less than the sales increase of 28.4% due to operating efficiencies attained in spreading the Company's fixed costs over a larger revenue base.

        In conjunction with the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.

	Amount	Life
	(in thousands)	(in years)
Trade name	$5,340	Indefinite
Customer relationships	$2,500	14
Software	$3,000	5
Backlog	$300	2
Other	$135	3

        The amortization of the above intangibles for the three months ended September 30, 2003 resulted in the Company recording amortization expense related to these intangibles of $244 thousand, which is included in operating expenses.

        Research and Development expenses remained constant at $1.7 million in both the third quarter of 2002 and 2003. With the acquisition of Tiburon, the Company's Public Safety and Justice segment incurs significant expenditures for software development. Being a technology driven enterprise, the

Company's Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

        Interest expense decreased from $402 thousand in the third quarter of 2002 to $366 thousand in the third quarter of 2003. The decrease in the Company's interest expense during the third quarter of 2003 is a result of the Company having a lower average interest rate and a smaller average level of borrowings in the third quarter of 2003 as compared to the third quarter of 2002.

        The following table compares the weighted average of the Company's third quarter of 2003 and the third quarter of 2002 interest bearing borrowings and the related interest rates charged thereon.

	Average third quarter of 2003		Average third quarter of 2002
	Amount	Rate	Amount	Rate
	(in thousands)
Bank borrowings	$20,072	3.4%	$24,974	4.2%
Subordinated borrowings	$—	—	$1,034	5.3%
Amortization and write-off of financing charges	$77		$36

        Taxes on Income.    The effective tax rate in the third quarter of 2003 and 2002 was 40.0%.

        Net Income.    The Company reported net income of $982 thousand and $195 thousand in the third quarters of 2003 and 2002, respectively. Diluted earnings per share increased to $.12 in the third quarter of 2003 from $.02 in the third quarter of 2002. The weighted average number of common shares and equivalents outstanding was 8.3 million in the third quarter of 2002 and 8.2 million in the third quarter of 2003.

Nine months ended September 30, 2003 and 2002

        Revenues.    The Company had revenues of $147.4 million and $111.3 million for the nine month period ended September 30, 2003 and September 30, 2002, respectively. This was an increase of $36.2 million or 32.5%.

        Revenues from the Institutional Security Systems segment increased from $63.0 million in the first nine months of 2002 to $75.5 million in the first nine months of 2003. This was an increase of 19.8%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to work on more projects than it did in the comparable period of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002 thus providing it with the ability to engage in more work in the first nine months of 2003 than it did in the first nine months of 2002. At September 30, 2003, the backlog for the Institutional Security System's segment had declined to $68.8 million. The first nine months of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process and due to the general state and local governmental budget deficits which is causing theses governmental units to rethink and delay many of their pending corrections projects.

        Revenues from the Attack Protection segment increased from $18.7 million during the nine months ended September 30, 2002 to $20.9 million during the nine months ended September 30, 2003. This was an increase of 11.8%. The Attack Protection segment was largely capacity constrained during 2001. As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provides the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. Of the $2.2 million of increased revenue generated by the Attack Protection segment, $2.8 million of the increase came from its Norshield product line while its Fiber SenSys product line saw a decrease in revenue of $600 thousand. The Norshield product line encompasses the segment's bullet and blast resistant windows and doors, guard booths, bollards, barriers and other related products. During the first nine months of 2003, the Attack Protection segment experienced a modest increased demand for its products, as the slow down in the government building process experienced during 2002 appeared to stabilize. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. The Segment's Fiber SenSys product line consists primarily of fiber optic perimeter protection products. These products experienced significant growth in 2002 as revenues from this product line grew from $1.5 million in 2001 to $4.9 million in 2002, of which $3.7 million occurred in the first nine months of 2002. Orders received for the Fiber SenSys line tend to be large dollar orders. Although fewer orders were received and shipped for these products during the first nine months of 2003 as compared to the first nine months of 2002, the Company continues to see heightened interest for these products and expects sales for these items to continue to experience significant growth.

        Revenues from the Federal Security Systems segment increased from $10.2 million during the first nine months of 2002 to $12.3 million during the first nine months of 2003. This was an increase of 20.0%. At December 31, 2001 the Federal Security Systems segment backlog was a relatively small $380 thousand. Substantially all of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue being driven by contract awards it received during 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Systems Segment ended 2002 with a significantly improved backlog level of $11.4 million. As such it entered 2003 with a much greater book of business from which to generate its increased revenue during the first nine months of 2003.

        Revenues from the Public Safety and Justice segment increased $19.4 million from $19.3 million during the first nine months of 2002 to $38.7 million during the first nine months of 2003. On May 2, 2002 the Company completed its acquisition of Tiburon, Inc. Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting. Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its operating results are now consolidated with those of the Company. Tiburon's revenues for the nine months ended September 30, 2003 amounted to $35.4 million as compared to $16.0 million for the five month period Tiburon was owned by CompuDyne during the first nine months of 2002. This accounts for substantially all of the increase in revenue experienced by this segment during the first nine months of 2003 compared to the first nine months of 2002.

        Expenses.    Cost of goods sold increased from $86.4 million during the first nine months of 2002 to $111.9 million during the first nine months of 2003. This increase was largely a result of the acquisition of Tiburon on May 2, 2002, which added $9.7 million of cost of goods sold to the results of the Company, as well as increased costs of goods sold of $11.9 million at the Institutional Security Systems segment, $1.1 million at the Attack Protection segment and $1.7 million at Federal Security Systems, all largely attributable to the increased sales levels attained by these segments.

        The smaller percentage increase in cost of goods sold as compared to the percentage increase in sales resulted in an increased gross profit percentage of 24.1% in 2003 as compared to 22.4% during the first nine months of 2002.

        Cost of goods sold in the Institutional Security Systems segment increased from $53.3 million in the first nine months of 2002 to $65.3 million in the first nine months of 2003. This was an increase of $11.9 million or 22.3%. This increase was larger than the related sales increase of this segment of 19.8% resulting in a decline in the gross profit percentage from 15.4% in the first nine months of 2002 to 13.6% in the first nine months of 2003. During 2002, the West Coast operations of the Institutional

Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the third and fourth quarters of 2002 and amounted to approximately $1.8 million. As a result, as these projects were brought to completion, many in the first and second quarters of 2003, the revenues generated by them resulted in little margin or in some cases losses. In addition, the Company recorded approximately $1.9 million of additional write-downs on several additional West Coast projects that were nearing completion in the first nine months of 2003. These were the primary reasons for the decrease in the gross profit percentage by Institutional Security Systems. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations.

        Cost of goods sold in the Attack Protection segment increased from $15.7 million in the first nine months of 2002 to $16.8 million in the first nine months of 2003. This was an increase of $1.1 million or 7.0%. This increase was smaller than the related sales increase of this segment of 11.8%, resulting in an increase in the gross profit percentage from 16.1% in the first nine months of 2002 to 19.7% in the first nine months of 2003. During the first half of 2002 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the spring of 2002. As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment's products, which is only now beginning to materialize. This new factory was provisioned and staffed, via new equipment and hires as well as by the movement of equipment and staff from its existing factory. This resulted in the Company running both of its factories at levels significantly below optimum capacity in 2002, resulting in operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate sales volume increase resulting in the lower gross profit percentage during 2002.

        Cost of goods sold in the Federal Security Systems segment increased from $8.5 million in the first nine months of 2002 to $10.2 million in the first nine months of 2003. This was an increase of $1.7 million or 20.5%. This increase was consistent with the related sales increase of this segment of 20.0%. The Federal Security Systems segment gross profit percentage was 17.0% and 16.7% during the first nine months of 2002 and 2003 respectively. Substantially all of the projects awarded in this segment are discrete projects.

        Cost of goods sold in the Public Safety and Justice segment increased from $8.8 million in the first nine months of 2002 to $19.6 million in the first nine months of 2003. This was an increase of $10.7 million. Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon.

        Operating expenses increased from $18.2 million in the first nine months of 2002 to $24.1 million in the first nine months of 2003. This was an increase of $5.9 million. Substantially all of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon.

        In conjunction with the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.

	Amount	Life
	(in thousands)	(in years)
Trade name	$5,340	Indefinite
Customer relationships	$2,500	14
Software	$3,000	5
Backlog	$300	2
Other	$135	3

        The amortization of the above intangibles for the nine months ended September 30, 2003 resulted in the Company recording amortization expense related to these intangibles of $730 thousand, which is included in operating expenses.

        Research and Development expenses increased from $3.0 million in the first nine months of 2002 to $5.6 million in the first nine months of 2003. Historically, the Company did not expend significant monies on research and development. With the acquisition of Tiburon, the Company's Public Safety and Justice segment expends significantly more dollars on software development. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

        Interest expense increased from $1,061 thousand in the first nine months of 2002 to $1,079 thousand in the first nine months of 2003. The increase in the Company's interest expense during the first nine months of 2003 is a result of the Company having a greater average level of borrowings in the first nine months of 2003 as compared to the first nine months of 2002 and a higher average borrowing rate.

        The following table compares the weighted average of the Company's interest bearing borrowings and the related interest rates charged thereon for the first nine months of 2003 and the first nine months of 2002.

	Average first nine months of 2003		Average first nine months of 2002
	Amount	Rate	Amount	Rate
	(in thousands)
Bank borrowings	$22,081	3.7%	$21,258	3.6%
Subordinated borrowings	$—	—	$1,402	5.6%
Amortization and write-off of financing charges	$178		$111

        Taxes on Income    The effective tax rate in the first nine months of 2003 was 40.0% as compared to 38.2% in the first nine months of 2002. The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company's earnings occur.

        Net Income.    The Company reported net income of $3.0 million and $1.7 million in the first nine months of 2003 and 2002, respectively. Diluted earnings per share increased to $.36 in the first nine months of 2003 from $.21 in the first nine months of 2002. The weighted average number of common shares outstanding and equivalents increased from 7.9 million in the first nine months of 2002 to 8.1 million in the first nine months of 2003.

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

        As of September 30, 2003, the Company had working capital of $28.1 million compared with $30.8 million as of December 31, 2002. The most significant changes in working capital were increases in accounts receivable, accounts payable and accrued expenses and a decrease in contract costs in excess of billings.

        Net cash provided by operating activities was $11.1 million in the first nine months of 2003 versus $5.8 million provided by operating activities in the first nine months of 2002.

        Net cash used for investing activities was $684 thousand in the first nine months of 2003 compared to $13.4 million in the first nine months of 2002. Capital expenditures of $3.0 million were made in 2002 for the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot factory in Montgomery, Alabama to increase capacity of the Attack Protection segment. Net payments for the acquisition of Tiburon, Inc. during the first nine months of 2002 were $10.3 million.

        Net cash used in financing activities amounted to $8.3 million in the first nine months of 2003 compared with $11.2 million provided by financing activities in 2002. Approximately $10.3 million of the $12.5 million borrowing from banks in 2002 were used to finance the acquisition of Tiburon on May 2, 2002. The decrease in cash used in financing activities in 2003 is primarily a result of repayments under the Company's bank credit facilities.

        The following table summarizes the contractual obligations of the Company as of September 30, 2003 and the payments due by period.

	Payments Due by Period
	Long-Term Debt	Operating Leases
	(in thousands)
December 31:
2003	$417	$720
2004	14,603	2,640
2005	440	1,861
2006	440	800
2007	440	607
Thereafter	2,685	421

Totals	$19,025	$7,049

        The Company's total outstanding borrowings at September 30, 2003 amounted to approximately $19.0 million. These borrowings were at variable rates.

        The Company had two borrowings from banks, both made under a Credit Agreement that provides for both term borrowings and a line of credit.

        The first borrowing is a 3-year term loan due in quarterly installments through November 2004. This borrowing of $5.0 million was entered into on November 16, 2001. The amount outstanding as of September 30, 2003 was $2.1 million. The interest rate is variable and can range from LIBOR +1.75% to 3.5% or prime +0.5% to 2.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA). The interest rate charged to the Company was 3.61% at September 30, 2003.

        The second borrowing available from banks under the Credit Agreement is a $25.0 million line of credit, due November 16, 2004. Borrowings outstanding under this line of credit as of September 30, 2003 were $12.5 million. Its interest rate is variable and can range from LIBOR plus 1.50% to 3.25% or the prime rate plus 0.25% to 2.0%. The interest rate charged the Company is based on the

Company's leverage ratio at the end of each quarter as defined above. The rate charged to the Company ranged from 3.36% to 5.00% at September 30, 2003.

        The Company also had two industrial revenue bonds outstanding as of September 30, 2003 in the amounts of $1.5 million and $2.9 million. These borrowings bore interest at variable rates between 0.9% and 1.9% for the first nine months of 2003 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

        Other than the Company's $6.9 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond borrowing on the Company's new Attack Protection facility, the Company has no other material off balance sheet liabilities.

        The Company had $5.6 million of unused availability under its line of credit at September 30, 2003.

        As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

        The Company anticipates that cash generated from operations and borrowings under the working capital line of credit will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company's notes payable to banks mature on November 16, 2004. The Company intends to extend the maturity dates on the notes with its banks prior to December 31, 2003, however, the Company has no assurances that it will be able to extend the maturities on these borrowings. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. On May 2, 2002, the Company completed the purchase of Tiburon, Inc. CompuDyne distributed approximately 1.1 million shares of CompuDyne common stock, approximately 91,000 warrants to purchase shares of the Company's stock, valued collectively at $14.3 million and approximately $10.4 million, net in cash to acquire the portion of Tiburon that the Company did not previously own. Including the Company's initial investment of $6.0 million in Tiburon and transaction costs resulted in the Company recording $33.4 million as the value of the consideration paid for this acquisition. To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its bank line of credit of $10.0 million effective May 2, 2002. Borrowings made by the Company under this increased facility may result in increased interest rates charged to the Company, to the extent its leverage ratio changes resulting in increased interest charges. As a result of the approval of this borrowing, the Company had adequate cash available to complete this transaction.

        On March 21, 2003, the Company and its banks amended the Company's loan agreements, which included a waiver of compliance for two loan covenants as of December 31, 2002. The covenants, which we were not in compliance with, were the Minimum Fixed Charge Ratio and the Maximum Leverage Ratio. The fixed charge coverage ratio is defined as the ratio of cash flow from operations to fixed charges. The leverage ratio is defined above. The required ratio for the minimum fixed charge coverage ratio was 1.20 and the maximum leverage ratio was required to be 2.25. At December 31, 2002 the Company's ratios were 0.75 and 3.43, respectively. The Company has been in compliance with all loan covenants subsequent to December 31, 2002.

        In conjunction with the amendment, the Company agreed to raise $7.0 million of new equity or borrowings, or a combination thereof, subordinate to its existing bank borrowings, by June 30, 2003. On June 30, 2003, the Company replaced one of the banks in its bank syndicate. As a result of this replacement, the requirement that the Company raise $7.0 million of capital, subordinate to its senior banking facility, which was required by the replaced syndicated member, was eliminated.

        In addition, the Company may require additional financing to meet its long term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. A failure to secure required additional financing may result in a material adverse affect on the Company's operations. During September 2003, the Company filed a registration statement with the SEC to register for sale up to $28,750,000 principal amount of seven (7) year convertible subordinated notes. The Company intends to use the proceeds of this offering to repay its current notes payable and for general working capital purposes.

Additional Considerations

Cost Containment

        Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its customers is limited. As a result, in order to enhance its profitability, the Company recognizes the need to continue to seek ways to reduce its costs.

Office Closures and Consolidations

        In January 2003, the Company closed its Midwest Regional Office, located in Wauwatusa, Wisconsin, and consolidated its operations into its Montgomery, Alabama office. The Company does not believe this office closure will have a negative impact on its ability to generate sales in the Midwest region. The costs to close this office were $16 thousand. The Company anticipates that closure of this office will result in annual overhead savings of approximately $100 thousand.

        In June 2003, the Company moved its Airteq Systems manufacturing facility from leased space in Tualatin, Oregon to its new plant in Montgomery, Alabama, which was purchased in 2002 for its Attack Protection business. The move is expected to result in manufacturing efficiencies, labor reductions, better sharing of engineering and other overhead resources, and will absorb excess capacity in the Montgomery plant. In conjunction with the Airteq move the Company's Fiber SenSys business, which manufactures fiber optic based perimeter sensors for intrusion detection, moved from its leased space in Beaverton, Oregon to the larger Airteq facility, which will result in a 10,000 square foot expansion for Fiber SenSys. These moves resulted in charges totaling approximately $6 thousand and $259 thousand during the second and third quarters of 2003 respectively, and should result in annual savings of $250 thousand in addition to providing added capacity for Fiber SenSys.

Pension Plan

        Prior to 2003 the Company maintained a money purchase pension plan, which covers employees at one of its divisions. Salaried employees at this division were eligible to participate in this plan after one year of service. Annual contributions of between 3% and 5% of annual compensation were made by the Company depending on the employees' years of service. The expense related to funding the plan was $380 thousand during the first nine months of 2002. Effective December 31, 2002, the Company ceased contributions to this plan. The balances in this plan will be 100% vested and rolled into the CompuDyne 401-K plan in 2003.

CompuDyne's Total Backlog

        CompuDyne's total backlog amounted to $161 million at September 30, 2003. The break down of the Company's backlog by business segment is as follows:

	September 30, 2003	December, 31, 2002
	(in thousands)	(in thousands)
Institutional Security Systems	$68,780	$99,527
Attack Protection	14,375	18,478
Federal Security Systems	11,528	11,440
Public Safety and Justice	65,962	74,867

Totals	$160,645	$204,312

        Included in the backlog of the Public Safety and Justice segment at September 30, 2003 is $16.7 million representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve (12) months.

Critical Accounting Policies

        A complete description of the Company's significant accounting policies appears in the Company's Annual Report to its stockholders and is incorporated by reference in its Annual Report on Form ARS for the year ended December 31, 2002.

Percentage of Completion Accounting

        Approximately 88% of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's manufacturing and construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results. These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

        Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets

        The Company reviews the carrying value of goodwill and unamortized intangible assets annually during the fourth quarter of the year as of October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled approximately $21.4 million and $9.8 million, respectively as of October 1, 2003.

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks

        Much of the work CompuDyne performs is for state and local governmental units. These entities have been particularly hard hit by recent economic conditions and the resultant contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments, have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for, where possible is being deferred by the customer into the future, presumably when the economy will experience more robust times.

        After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that CompuDyne's Federal Security Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments saw a slowing in new work opportunities as the various Federal agencies and other customers that are the usual source of business for the Company slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company's customers are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

        Over time the Company believes these units will start to see a significant increase in business which has only recently begun.

        As a result of the above factors, the Company is experiencing a more challenging marketplace than it has experienced in several years.

Impact of Inflation

        Inflation did not have a significant effect on CompuDyne's operations during the nine months ended September 30, 2003.

Market Risk

        The Company is exposed to market risk related to changes in interest rates. At September 30, 2003, the Company had a total of $19.0 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million. The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At September 30, 2003 the amount of the swap agreement had declined to $6.1 million at a fixed rate of 4.9%. As such, approximately $12.9 million of the Company's variable rate borrowings were not hedged with an interest rate swap agreement. In the event interest rates increase dramatically, the increase in interest rate expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" which amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and the reporting provisions of APB No. 30, "Interim Financial Reporting." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Adoption of this statement was required at the beginning of fiscal year 2003. The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The

Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date. The Interpretation is effective for fiscal periods ending after December 15, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company does not expect to consolidate any entities upon the adoption of this standard.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial condition, results of operations or cash flows of CompuDyne. Refer to Note 8, "Product Warranties," in the notes to Consolidated Financial Statements for additional information.

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

        The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2003. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2003.

Financial Instruments by Expected Maturity Date

Year Ending December 31	2003	2004	2005	2006	2007
Notes Payable:
Variable rate	$417,000	$14,603,000	$440,000	$440,000	$440,000
Average interest rate	4.5%	5.0%	6.0%	6.5%	7.5%
Fixed rate	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—

Year Ending December 31	Thereafter	Total	Fair Value
Notes Payable:
Variable rate	$2,685,000	$19,025,000	$19,025,000
Average Interest Rate	7.0%	5.5%	5.5%
Fixed rate	$—	$—	$—
Average Interest Rate	—	—	—

Year Ending December 31	2003	2004	2005	2006	2007
Interest Rate Swaps:
Variable to Fixed	$676,470	$2,705,880	$2,705,890	$—	$—
Average pay rate	4.90%	4.90%	4.90%	—	—
Average receive rate	2.00%	3.00%	4.00%	—	—

Year Ending December 31	Thereafter	Total	Fair Value
Interest Rate Swaps:
Variable to Fixed	$—	$6,088,240	($211,486)
Average pay rate	—	—	—
Average receive rate	—	—	—

ITEM 4
CONTROLS AND PROCEDURES

        CompuDyne's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

        In addition, CompuDyne's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the internal controls over financial reporting, and there have been no significant changes or deficiencies or material weaknesses in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls during the quarter and subsequent to September 30, 2003. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

PART II—OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibits—

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

        (b) Reports on Form 8-K

        Current Reports on Form 8-K filed August 5, 2003 attaching CompuDyne Corporation's press release concerning earnings during the period ending June 30, 2003, Form 8-K filed August 29, 2003 reporting the resignation of a director and form 8-K filed November 6, 2003 attaching CompuDyne Corporation's press release concerning earnings during the period ending September 30, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUDYNE CORPORATION
Date: November 19, 2003	By:	/s/ MARTIN ROENIGK Martin Roenigk Chief Executive Officer
	By:	/s/ GEOFFREY F. FEIDELBERG Geoffrey F. Feidelberg Chief Financial Officer

QuickLinks

COMPUDYNE CORPORATION AND SUBSIDIARIES INDEX
ITEM 1. FINANCIAL STATEMENTS COMPUDYNE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
COMPUDYNE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
COMPUDYNE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited)
COMPUDYNE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
COMPUDYNE CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
ITEM 2 COMPUDYNE CORPORATION AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4 CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
SIGNATURE