Form 10-Q/A
period 2003-03-31
COMPUDYNE CORP
filed 2003-11-25
CIK 22912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Registrant’s telephone number, including area code: (410) 712-0275

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

Explanatory Note

Subsequent to the issuance of CompuDyne’s Form 10-Q for the period ended March 31, 2003, CompuDyne determined that the purchase price of its acquisition of Tiburon, Inc. was incorrectly reduced in the quarter ended March 31, 2003 resulting in an understatement of goodwill at March 31, 2003 in the amount of $3,430,000 with a corresponding understatement of additional paid-in-capital. This amended Form 10-Q includes the restated purchase price amounts.  Such restatement had no effect on previously reported results of operations or cash flows.

Except as discussed above, all information contained herein is as originally reported.  No changes have been made to Items 3 and 4, which have not been reported in this amendment.

COMPUDYNE CORPORATION AND SUBSIDIARIES
INDEX

ITEM 1. FINANCIAL STATEMENTS
COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2003	December 31, 2002
	(dollars in thousands)
	(as restated, see note 9)
ASSETS
Current Assets
Cash and cash equivalents	$1,335	$1,274
Accounts receivable, net	42,536	45,168
Contract costs in excess of billings	16,477	18,297
Inventories	5,521	6,401
Deferred tax assets	1,220	1,220
Prepaid expenses and other	2,017	2,510
Total Current Assets	69,106	74,870

Property, plant and equipment, net	11,675	12,171
Goodwill, net	21,623	21,938
Other intangible assets, net	10,043	10,171
Deferred tax assets	978	987
Other	669	667
Total Assets	$114,094	$120,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$22,788	$22,235
Billings in excess of contract costs incurred	13,350	13,602
Deferred revenue	5,553	5,812
Current portion of notes payable	2,402	2,402
Total Current Liabilities	44,093	44,051

Notes payable	17,692	25,108
Deferred tax liabilities	2,114	2,114
Other	303	327
Total Liabilities	64,202	71,600

Commitments and contingencies

Shareholders’ Equity
Preferred stock, 2,000,000 shares authorized and unissued	—	—
Common stock, par value $.75 per share: 15,000,000 shares authorized; 8,448,222 and 8,391,522 shares issued at March 31, 2003 and December 31, 2002, respectively	6,336	6,294
Additional paid-in-capital	42,198	42,508
Retained earnings	5,460	4,518
Accumulated other comprehensive loss	(182)	(196)
Treasury stock, at cost; 573,930 shares at March 31, 2003 and December 31, 2002	(3,920)	(3,920)
Total Shareholders’ Equity	49,892	49,204
Total Liabilities and Shareholders’ Equity	$114,094	$120,804

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)

Net sales	$46,767	$30,490
Cost of goods sold	34,984	24,495
Gross profit	11,783	5,995

Operating expenses	7,987	4,519
Research and development	1,862	7
Operating income	1,934	1,469

Other expense (income)
Interest expense	378	313
Other (income) expense	(16)	(62)
Total other expense	362	251

Income before income taxes	1,572	1,218
Income taxes	630	437
Net income	$942	$781

Earnings per share:
Basic earnings per share	$.12	$.12

Weighted average number of common shares outstanding	7,822	6,673

Diluted earnings per share	$.12	$.11

Weighted average number of common shares and equivalents	8,073	7,246

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Amount	Total

December 31, 2002	8,392	$6,294	$42,508	$4,518	$(196)	574	$(3,920)	$49,204

Acquisition of Tiburon purchase price adjustment (As restated, see note 9)			(370)					(370)

Stock options exercised	56	42	60					102

Net income				942				942

Other comprehensive income, net of tax:
Loss on interest rate swap agreement					21			21
Translation adjustment					(7)			(7)
Balance at March 31, 2003 (As restated, see note 9)	8,448	$6,336	$42,198	$5,460	$(182)	574	$(3,920)	$49,892

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$942	$781

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	751	405
Equity earnings in affiliated company	—	1
Gain from disposition of property, plant and equipment	—	(2)
Deferred tax asset	(1)	—

Changes in assets and liabilities:
Accounts receivable	2,632	1,384
Contract costs in excess of billings	1,820	371
Inventories	880	(49)
Prepaid expenses and other current assets	493	297
Other assets	(2)	(24)
Accounts payable and accrued liabilities	553	(2,643)
Billings in excess of contract costs incurred	(252)	(1,065)
Deferred revenue	(259)	—
Other liabilities	—	(1)
Net cash flows provided by (used in) operating activities	7,557	(545)

Cash flows from investing activities:
Additions to property, plant and equipment	(128)	(1,725)
Proceeds from sale of property, plant and equipment	1	4
Net payment for acquisition	(55)	—
Net cash flows used in investing activities	(182)	(1,721)

Cash flows from financing activities:
Issuance of common stock	102	100
Borrowings of bank notes	—	3,000
Repayment of bank notes	(7,416)	—
Net cash (used in) provided by financing activities	(7,314)	3,100

Net change in cash and cash equivalents	61	834
Cash and cash equivalents at beginning of period	1,274	296
Cash and cash equivalents at end of period	$1,335	$1,130

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$294	$214
Income taxes	$128	$161

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CompuDyne Corporation and its subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated balance sheet as of December 31, 2002 has been derived from the Company’s December 31, 2002 audited financial statements.  Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented.  It is suggested that these condensed consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123” which amends SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and the reporting provisions of APB Opinion No. 30, “Interim Financial Reporting.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Adoption of this statement was required at the beginning of fiscal year 2003.  The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The statement is effective for fiscal years beginning after December 31, 2002.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations or cash flow of CompuDyne.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations or cash flow of CompuDyne.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003.  The Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations or cash flow of CompuDyne.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors’ obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.             OPERATING SEGMENT INFORMATION

	Revenues		Gross Profit		Pre-tax Income/(Loss)
	(Three Months ended March 31)
	(in thousands)
	2003	2002	2003	2002	2003	2002
Institutional Security Systems	$23,448	$20,220	$3,277	$3,691	$737	$1,138
Attack Protection	8,343	6,174	1,975	1,327	562	7
Federal Security Systems	3,489	2,968	522	451	207	49
Public Safety and Justice	11,487	1,128	6,009	526	68	2
CompuDyne Corporate	—	—	—	—	(2)	22
	$46,767	$30,490	$11,783	$5,995	$1,572	$1,218

3.             EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, “Earnings Per Share.”  This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations.  Basic earnings per share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Stock options and warrants to purchase 1,037,656 shares and 57,500 shares for the three month periods ended March 31, 2003 and 2002 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

The computations of the Company’s basic and diluted earnings per share amounts for the Company’s operations were as follows:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except share and per share data)

Net income	$942	$781

Weighted average common shares outstanding	7,822	6,673
Effect of dilutive stock options and warrants	251	573
Diluted weighted average common shares outstanding	8,073	7,246

Net income per common share
Basic	$.12	$.12
Diluted	$.12	$.11

4.             INVENTORIES

Inventories consist of the following:

	March 31, 2003	December 31, 2002
	(in thousands)
Raw materials	$3,817	$3,937
Work in progress	1,314	2,197
Finished goods	390	267
	$5,521	$6,401

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

Goodwill and intangible assets consist of the following:

	March 31 2003	December 31 2002	Amortizable Lives
	(in thousands)		(in years)
Goodwill	$21,728	$22,043	Indefinite
Trade name	6,913	6,913	25 - Indefinite
Customer relationships	2,500	2,500	14
Backlog	300	300	2
Other intangibles	1,220	1,220	2 - 20
	32,661	32,976
Less: accumulated amortization	(995)	(867)
	$31,666	$32,109

Goodwill consisted of $ 20.2 million and $20.5   million for the Public Safety and Justice segment at March 31, 2003 and December 2002, respectively, and $0.8 million for the Institutional Security Systems segment and $0.8 million for the Attack Protection segment for both March 31, 2003 and December 31, 2002.

Amortization expense for the three months ended March 31, 2003 was $ 128 thousand.  The following schedule lists the expected amortization expense for each of the years ending December 31:

(in thousands)
Year	Expense
2003	$386
2004	350
2005	270
2006	225
2007	225
Total	$1,456

6.             ACQUISITION OF TIBURON, INC.

On January 25, 2002, the Company and Tiburon, Inc. (“Tiburon”) entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock.  All requisite conditions were met and the Company completed the purchase of Tiburon on May 2, 2002.  CompuDyne distributed approximately 1.1 million shares of CompuDyne common stock and approximately 91,000 warrants to purchase shares of the Company’s stock, valued collectively at $14.3 million and approximately $10.4 million, net in cash to acquire the portion of Tiburon that the Company did not previously own.  Including the Company’s initial investment of $6.0 million in Tiburon and transaction costs resulted in the Company recording $33.4 million as the value of the consideration paid for this acquisition.  To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10.0 million increase in its borrowing facility from its banks.  The remainder of the cash consideration paid was funded from the Company’s working capital.

Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

The Company reduced the purchase price of Tiburon by $370,000.  The Company is still in the process of completing the valuation of fair value of the fixed assets acquired.  The Company expects to complete the valuation in the second quarter of 2003. The final valuations may differ from the amounts included herein.  Currently goodwill is estimated to be approximately $20.2 million.

In conjunction with preliminary estimates, the purchase price was recorded as follows (in thousands):

Goodwill	$20,155
Current assets	19,638
Property plant and equipment	4,197
Other long term assets	8,917
Liabilities assumed	(19,477)
Purchase price	$33,430

The following are the Company’s unaudited pro forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)

Revenue	$46,767	$40,915
Net income	$942	$933
Earnings per share:
Basic	$.12	$.12
Diluted	$.12	$.11

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2002, or of future results of operations.

7.             STOCK-BASED COMPENSATION

At March 31, 2003, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company’s 2002 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant.  The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123,  “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)

Net income, as reported	$942	$781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(363)	(258)

Pro forma net income	$579	$523

Earnings per share:
Basic – as reported	$.12	$.12
Basic – pro forma	$.07	$.08

Diluted – as reported	$.12	$.11
Diluted – pro forma	$.07	$.07

The fair value of the Company’s stock-based option awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

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

Product Warranty Liabilities
(in thousands)
Beginning balance at December 31, 2002	$482
Plus accruals for product	(6)
Ending balance at March 31, 2003	$476

9.             AMENDMENT TO QUARTERLY FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three month period ended March 31, 2003, the Company determined that the purchase price of Tiburon was incorrectly reduced in the quarter ended March 31, 2003 resulting in an understatement of goodwill in the amount of $3,430,000 with a corresponding understatement of additional paid-in-capital.  The accompanying condensed consolidated balance sheet as of March 31, 2003 includes the restated purchase price amounts.  Such restatement had no effect on previously reported results of operations or cash flows.

ITEM 2

COMPUDYNE CORPORATION AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Overview

CompuDyne Corporation, (“CompuDyne” or the “Company”) was reincorporated in Nevada in 1996, and is a leading provider of products and services to the Public Security market. The Company operates in four (4) distinct segments in this marketplace: Institutional Security Systems (formerly known as Corrections), Attack Protection, Federal Security Systems and Public Safety and Justice.

The Institutional Security Systems segment is headquartered in Montgomery, Alabama and is known to the trade as Norment Security Group (“Norment”).  This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets.  Norment serves as a contractor, responsible for most installation work on larger projects.  Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls.  Norment also developed a product called MaxWall.  MaxWall is a modular steel, concrete filled prefabricated jail cell.  It allows for construction projects to use considerably less space and can save the project owner significant amounts of money.  Norment, through a network of regional offices provides field level design, installation and maintenance of both physical and electronic security products.

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

The Attack Protection segment is the country’s largest Original Equipment Manufacturer (OEM) of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available.  CompuDyne is a premier provider of Level 8 security products, the highest rating level of commercial security products. The product manufactured is an integrated and structurally secure product where the rated protection comes not only from the glass but also from the frame and encasement, which are specifically designed to become integral parts of the structure into which they are to be installed.  Existing product installations number in the thousands and range from the Middle East to the White House.  Working under contracts from the United States Department of State, the segment’s largest customer, Attack Protection is the largest supplier of bullet and blast resistant windows and doors to United States embassies throughout the world.  Products are also sold to drug stores, convenience stores, and banks to secure drive through facilities.  Other commercial applications include guard booths, tollbooths, cash drawers and other similar items.  Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

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

The Federal Security Systems segment is known as Quanta Systems Corporation.  This segment has been serving the Federal government’s security needs since 1952.  Its customer base includes military, governmental agencies, and state and local governmental units.  Federal Security Systems provides turnkey systems integration of public security and safety systems.  This segment is a classic security integrator and specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems.  Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

The Public Safety and Justice segment consists of two subsidiaries known to the industry as CorrLogic, Inc., (“CorrLogic”) and Tiburon, Inc. (“Tiburon”).  CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations.  CorrLogic’s focus is entirely on information solutions for the corrections industry.

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

The Company has restated the three month period ended March 31, 2003 as discussed in footnote 9 to the condensed consolidated financial statements.  Management’s Discussion and Analysis reflects the effects of this restatement.

RESULTS OF OPERATIONS

Three months ended March 31, 2003 and 2002

Revenues.  The Company had revenues of $46.8 million and $30.5 million for the three-month periods ended March 31, 2003 and March 31, 2002, respectively.  This was an increase of $16.3 million or 53.4%.

Revenues from the Institutional Security Systems segment increased from $20.2 million in the first quarter of 2002 to $23.4 million in the first quarter of 2003.  This was an increase of 16.0%.  The Institutional Security Systems segment is largely a construction driven business.  Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue.  As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable quarter of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002 thus providing it with the ability to engage in more work in the first quarter of 2003 than it did in the first quarter of 2002.  At March 31, 2003, the backlog for the Institutional Security System’s segment had declined to $91.6 million.  The first quarter of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process.

Revenues from the Attack Protection segment increased from $6.2 million during the quarter ended March 31, 2002 to $8.3 million in the quarter ended March 31, 2003.  This was an increase of 35.1%.  The Attack Protection segment was largely capacity constrained during 2001.  As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama.  This expansion provides the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year.  Of the $2.2 million of increased revenue generated by the Attack Protection segment, $2.7 million of the increase came from its Norshield product line while its Fiber SenSys product line saw a decrease in revenue of $0.5 million.  The Norshield product line encompasses the segment’s bullet and blast resistant windows and doors, guard booths, bollards, barriers and other related products.  During the first quarter of 2003, the Attack Protection segment experienced an increased demand for its products, as the slow down in the government building process experienced during the first quarter of 2002 appeared to end. Now it appears that projects are being released for construction, and thus the Attack Protection segment experienced an increased demand for its products.  The Segment’s Fiber SenSys product line consists primarily of fiber optic perimeter protection products.  These products experienced significant growth in 2002 as revenues from this product line grew from $1.5 million in 2001 to $4.9 million in 2002, of which $1.8 million occurred in the first quarter of 2002.  Orders received for the Fiber SenSys line tend to be large dollar orders.  Although fewer orders were received and shipped for these products during the first quarter of 2003 as compared to the first quarter of 2002, the Company continues to see heightened interest for these products and expects sales for these items to continue to experience significant growth in 2003.

Revenues from the Federal Security Systems segment increased from $3.0 million during the first quarter of 2002 to $3.5 million during the first quarter of 2003.  This was an increase of 17.6%.  At December 31, 2001 the Federal Security Systems segment backlog was a relatively small $380 thousand.  Substantially all of this segment’s revenue is backlog driven.  Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment’s failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its first quarter 2002 revenue being driven by contract awards it received during the first quarter of 2002.  This inherently caused the segment’s revenue to be low during that period.  The Federal Security Segment ended 2002 with a significantly improved backlog level of $11.7 million.  As such it entered the first quarter of 2003 with a much greater book of business from which to generate its increased revenue in the first quarter of 2003.

Revenues from the Public Safety and Justice segment increased $10.4 million from $1.1 million during the first quarter of 2002 to $11.5 million during the first quarter of 2003.  On May 2, 2002 the Company completed its acquisition of Tiburon, Inc.  Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting.  Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its results are now consolidated with those of the Company.  Tiburon’s revenues for the three months ended March 31, 2003 amounted to $10.4 million, which accounts for substantially all of the increase in revenue experienced by this segment during the first quarter of 2003 compared to the first quarter of 2002.

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

Cost of goods sold in the Attack Protection segment increased from $4.8 million in the first quarter of 2002 to $6.4 million in the first quarter of 2003.  This was an increase of $1.6 million or 31.4%. This increase was smaller than the related sales increase of this segment of 35.1%, resulting in an increase in the gross profit percentage from 21.5% in the first quarter of 2002 to 23.7% in the first quarter of 2003.  During the first quarter of 2002 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the first quarter of 2002.  As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment’s products, which is only now beginning to materialize.  This new factory was provisioned and staffed, via new equipment and hires as well as by the movement of equipment and staff from its existing factory.  This resulted in the Company running both of its factories at levels significantly below optimum capacity, resulting in operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate sales volume increase resulting in the lower gross profit percentage during the first quarter of 2002.

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

Cost of goods sold in the Public Safety and Justice segment increased from $0.6 million in the first quarter of 2002 to $5.5 million in the first quarter of 2003.  This was an increase of $4.9 million.  Substantially all of this increase was a result of the Company’s May 2, 2002 acquisition of Tiburon.

Operating expenses increased from $4.5 million in the first quarter of 2002 to $8.0 million in the first quarter of 2003.  This was an increase of $3.5 million or 76.7%.  Substantially all of the change in operating expenses was a result of the Company’s May 2, 2002 acquisition of Tiburon.

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

The amortization of the above intangibles for the three months ended March 31, 2003 resulted in the Company recording amortization expense related to the intangibles and software included in property, plant and equipment of $243 thousand, which is included in operating expenses.

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

Interest expense increased from $313 thousand in the first quarter of 2002 to $378 thousand in the first quarter of 2003. The increase in the Company’s interest expense during the first quarter of 2003 is a result of the Company having a greater average level of borrowings in the first quarter of 2003 as compared to the first quarter of 2002.

The following table compares the weighted average of the Company’s the first quarter of 2003 and the first quarter of 2002 interest bearing borrowings and the related interest rates charged thereon.

	Average first quarter of 2003		Average first quarter of 2002
(in thousands)	Amount	Rate	Amount	Rate
Bank borrowings	$25,089	6%	$16,636	7%
Subordinated borrowings	$—	—	$1,762	6%
Amortization and write-off of financing charges	$50		$38

Taxes on Income  The effective tax rate in the first quarter of 2003 was 40.0% as compared to 35.9 % in the first quarter of 2002.  The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company’s earnings occur and because of lower levels of tax deductions received from same day sales from employees exercising and selling stock purchased under the Company’s stock option plan.

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

Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank financing, and the sale of its common stock.  The Company’s liquidity requirements arise from cash necessary to carry its inventories and billed and unbilled receivables, for capital expenditures, to repurchase shares of its common stock under its share repurchase program, for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate customers of the Company are primarily Federal, State and local governmental units.  In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company’s goods and services would decrease which would reduce the availability of funds to the Company.

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

Net cash used for investing activities was $182 thousand in the first three months of 2003 compared to $1.7 million in the first three months of 2002.  Capital expenditures of $1.7 million were made in 2002 for the acquisition and provisioning of the Attack Protection segment’s new 75,000 square foot factory in Montgomery, Alabama to increase capacity of the Attack Protection segment.

Net cash used in financing activities amounted to $7.3 million in the first three months of 2003 compared with $3.1 million provided by financing in 2002. The decrease in cash provided by financing activities is primarily a result of repayments under the Company’s bank credit facilities.

The following table summarizes the contractual obligations of the Company as of March 31, 2003 and the payments due by period.

	Payments Due by Period
	(in thousands)
	Long-Term Debt	Operating Leases
December 31:
2003	$1,986	$2,130
2004	14,103	2,619
2005	440	1,840
2006	440	777
2007	440	556
Thereafter	2,685	380
Totals	$20,094	$8,302

The Company’s total outstanding borrowings at March 31, 2003 amounted to $20.1 million.  These borrowings were at variable rates.

The Company had two (2) borrowings from banks, both made under a Credit Agreement that provides for both term borrowings and a line of credit.  The first borrowing is a 3-year term loan due in quarterly installments through November 2004.  This borrowing of $5.0 million was entered into on November 16, 2001.  The amount outstanding as of March 31, 2003 was $2.9 million.  The interest rate is variable and can range from LIBOR +1.75% to 3.5% or prime +0.5% to 2.25%.  The rate charged the Company is based on the Company’s leverage ratio at the end of each quarter.  The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company’s earnings before interest, taxes, depreciation, and amortization (EBITDA).

The second borrowing available from banks under the Credit Agreement is a $28.0 million line of credit, due November 16, 2004.  Borrowings outstanding under this line of credit at March 31, 2003 were $12.0 million.  Its interest rate is variable and can range from LIBOR + 1.50% to 3.25% or prime +0.25% to 2.0%.  The rate charged the Company is based on the Company’s leverage ratio at the end of each quarter as defined above.

The Company also had (2) two industrial revenue bonds outstanding at March 31, 2003 in the amounts of $1.7 million and $3.5 million.  These borrowings bore interest at variable rates between 1.1% and 1.9% for the first quarter of 2003 based on weekly market conditions.  These bonds are fully collateralized by bank letters of credit issued under the bank Credit Agreement.  The Company’s banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company’s $5.6 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond Borrowing on the Company’s new Attack Protection facility, the Company has no other material off balance sheet liabilities.

The Company had $10.4 million of unused availability under its line of credit at March 31, 2003.

As a result of the variable nature of the interest rate on the Company’s Bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company’s EBITDA (an increase in the “leverage ratio”) will result in the Company’s interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months.  The Company, however, may require additional financing to pursue its strategy of growth through acquisitions.  If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company.  The Company presently has no binding commitment or binding agreement with respect to any acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company’s common stock.  On May 2, 2002, the Company completed the acquisition of Tiburon, Inc. CompuDyne distributed approximately 1.1 million shares of CompuDyne common stock and approximately 91,000 warrants to purchase shares of the Company’s stock, valued collectively at $14.3 million and approximately $10.4 million, net in cash to acquire the portion of Tiburon that the Company did not previously own.  Including the Company’s initial investment of $6.0 million in Tiburon and transaction costs resulted in the Company recording $33.4 million as the value of the consideration paid for this acquisition.  To fund the cash portion of the Tiburon acquisition, the Company negotiated an increase in its bank line of credit of $10.0 million effective May 2, 2002.  Borrowings made by the Company under this increased facility may result in increased interest rates charged to the Company, to the extent its leverage ratio changes resulting in increased interest charges.  As a result of the approval of this borrowing, the Company had adequate cash available to complete this transaction.

On March 21, 2003, the Company and its banks amended the Company’s loan agreements, which included a waiver of compliance with a variety of its loan covenants as of December 31, 2002.  In conjunction with the amendment, the Company agreed to raise $7.0 million of new equity or borrowings, or a combination thereof, subordinate to its existing bank borrowings, by June 30, 2003.  The Company does not know what the raising of this subordinate capital will cost or what its terms may be.  In lieu of raising the $7.0 million of new equity or borrowings, the Company is in discussions to replace one of its lenders and to further amend its loan agreements.

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

Pension Plan

Prior to this year the Company maintained a money purchase pension plan which covers employees at one of its divisions.  Salaried employees at this division were eligible to participate in this plan after one year of service.  Annual contributions of between 3% and 5% of annual compensation were made by the Company depending on the employees’ years of service.  The expense related to the plan was $126 thousand during the first quarter of 2002.  Effective December 31, 2002, the Company ceased contributions to this plan.  The balances in this plan will be 100% vested and rolled into the CompuDyne 401K plan in 2003.

CompuDyne’s Total Backlog

CompuDyne’s total backlog amounted to $184 million at March 31, 2003.  The break down of the Company’s backlog by business segment is as follows:

	March 31, 2003	December, 31, 2002
	(in thousands)	(in thousands)
Institutional Security Systems	$91,602	$99,527
Attack Protection	14,827	18,478
Federal Security Systems	11,667	11,440
Public Safety and Justice	66,007	74,867
Totals	$184,103	$204,312

Included in the backlog of the Public Safety and Justice segment at March 31, 2003 is $13.1 million representing awards received by the segment, for which the customers have not yet entered into signed contracts.  These awards are expected to result in signed contracts over the next twelve (12) months.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies appears in the Company’s Annual Report to its stockholders and incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2002.

Percentage of Completion Accounting

Approximately 85.0% of the Company’s revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting.  The Company’s software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage.  The Company’s manufacturing, construction, and service contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage.  Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results.  These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill and intangible assets annually, utilizing a discounted cash flow model.  Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit’s fair value and result in an impairment charge.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled $21.7 million and $10.9 million, respectively at March 31, 2003.

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks

Much of the work CompuDyne performs is for State and local governmental units.  These entities have been particularly hard hit by recent economic conditions and the resultant contraction of the tax bases of these governmental units.  This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible.  Much of the work of the Company’s Public Safety and Justice and Institutional Security Systems segments is contracted with these State and local governmental units.  As a result, these segments, although building a strong backlog, have seen delays in new work available to be bid and worked on.  In addition, even work that has been contracted for, where possible is being deferred by the customer into the future, presumably when the economy experiences more robust times.

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that CompuDyne’s Federal Security Systems and Attack Protection segments would see a significant increase in order flow.  To the contrary, in the months subsequent to the terrorist attacks these segments actually saw a slowing in new work opportunities as the various Federal agencies and other customers that are the usual source of business for the Company slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company’s customers are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

Over time the Company believes these units will start to see a significant increase in business which has only recently begun.

As a result of the above factors, the Company is experiencing a more challenging marketplace than it has experienced in several years.

Impact of Inflation

Inflation did not have a significant effect on CompuDyne’s operations during the quarter ended March 31, 2003.

Market Risk

The Company is exposed to market risk related to changes in interest rates.  At March 31, 2003, the Company had a total of $20.1 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million.  The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005.  At March 31, 2003 the amount of the swap agreement had declined to $7.4 million at a fixed rate of 4.9%.  As such, approximately $12.7 million of the Company’s variable rate borrowings were not hedged with an interest rate swap agreement.  The effects of a 100 basis point change in interest rates would not be material to the results of operations of the Company.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123” which amends SFAS No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and the reporting provisions of APB Opinion No. 30, “Interim Financial Reporting.”  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Adoption of this statement was required at the beginning of fiscal year 2003.  The adoption of this pronouncement did not have a material effect on the financial position, results of operations or cash flow of CompuDyne.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The statement is effective for fiscal years beginning after December 31, 2002.  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations or cash flow of CompuDyne.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This statement is effective for fiscal years beginning after May 15, 2002.  SFAS 145 requires, among other things, eliminating reporting debt extinguishments as an extraordinary item in the income statement.  The adoption of this standard did not have a material impact on the Company’s financial position or results of operations or cash flow of CompuDyne.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.”  The Interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The Interpretation applies immediately to variable interest entities created after January 31, 2003, or in which the Company obtains an interest after that date.  The Interpretation is effective July 1, 2003 to variable interest entities in which the Company holds a variable interest acquired before February 1, 2003. The Company has assessed the impact of adopting this Interpretation. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations or cash flow of CompuDyne.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors’ obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the results of operations or financial condition or cash flow of CompuDyne.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements made in this amended Quarterly Report with regard to the Company’s expectations as to future revenues, expenses, financial position and industry conditions, the Company’s ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute “forward-looking statements” within the meaning of the federal securities law.  When used in this Form 10Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to management, identify forward-looking statements.  Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company’s products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, ability to finalize its agreement with its banks, the ability to remain in compliance with its bank covenants and its amended bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company’s projects, technological change or difficulties, product development risks, commercialization difficulties, adverse results in litigation and general economic conditions.  Risks inherent in the Company’s business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 6: Exhibits

(a)  Exhibits –

31.1 Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith

31.2 Certification by Mr. Geoffrey Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith

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

COMPUDYNE CORPORATION

Date: November 24, 2003	/s/ Geoffrey F. Feidelberg
Geoffrey F. Feidelberg
Chief Financial Officer