Form 10-Q/A
period 2003-06-30
COMPUDYNE CORP
filed 2003-11-25
CIK 22912

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

Explanatory Note

Subsequent to the issuance of CompuDyne’s Form 10-Q for the period ended June 30, 2003, CompuDyne determined that the purchase price of its acquisition of Tiburon, Inc. was incorrectly reduced in the quarter ended March 31, 2003 resulting in an understatement of goodwill at June 30, 2003 in the amount of $3,430,000 with a corresponding understatement of additional paid-in-capital. This amended Form 10-Q includes the restated purchase price amounts.  Such restatement had no effect on previously reported results of operations or cash flows.

Except as disclosed above, all information contained herein is as originally reported.  No changes have been made to Items 3 and 4, which have not been reported in this amendment.

COMPUDYNE CORPORATION AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS
COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 (unaudited)

	June 30, 2003	December 31, 2002
	(in thousands)
	(as restated, see note 9)

ASSETS

Current Assets
Cash and cash equivalents	$4,079	$1,274
Accounts receivable, net	43,124	45,168
Contract costs in excess of billings	15,159	18,297
Inventories	5,637	6,401
Deferred tax assets	1,220	1,220
Prepaid expenses and other	3,168	2,510
Total Current Assets	72,387	74,870

Property, plant and equipment, net	10,836	12,171
Goodwill, net	21,281	21,938
Other intangible assets, net	9,915	10,171
Deferred tax assets	965	987
Other	746	667
Total Assets	$116,130	$120,804

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$24,177	$22,235
Billings in excess of contract costs incurred	13,654	13,602
Deferred revenue	3,793	5,812
Current portion of notes payable	2,107	2,402
Total Current Liabilities	43,731	44,051

Notes payable	18,975	25,108
Deferred tax liabilities	2,114	2,114
Other	270	327
Total Liabilities	65,090	71,600

Commitments and contingencies

Shareholders’ Equity
Preferred stock, 2,000,000 shares authorized and unissued	—	—
Common stock, par value $.75 per share: 15,000,000 shares authorized; 8,513,980 and 8,391,522 shares issued at June 30, 2003 and December 31, 2002, respectively	6,385	6,294
Additional paid-in-capital	42,406	42,508
Retained earnings	6,497	4,518
Accumulated other comprehensive loss	(162)	(196)
Treasury stock, at cost; 594,768 shares at June 30, 2003 and 573,930 shares at December 31, 2002	(4,086)	(3,920)
Total Shareholders’ Equity	51,040	49,204
Total Liabilities and Shareholders’ Equity	$116,130	$120,804

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net sales	$47,538	$39,416	$94,305	$69,906
Cost of goods sold	35,751	29,978	70,735	54,473
Gross profit	11,787	9,438	23,570	15,433

Operating expenses	7,696	6,692	15,654	11,184
Research and development	2,032	1,289	3,913	1,323
Operating income	2,059	1,457	4,003	2,926

Other expense (income)
Interest expense	334	346	713	659
Other (income) expense	(2)	(77)	(9)	(139)
Total other expense	332	269	704	520

Income before income taxes	1,727	1,188	3,299	2,406
Income taxes	690	475	1,320	912
Net income	$1,037	$713	$1,979	$1,494

Earnings per share:
Basic earnings per share	$.13	$.10	$.25	$.21

Weighted average number of common shares outstanding	7,898	7,427	7,860	7,050

Diluted earnings per share	$.13	$.09	$.24	$.20

Weighted average number of common shares and equivalents	8,139	8,065	8,106	7,656

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares	Amount

December 31, 2002	8,392	$6,294	$42,508	$4,518	$(196)	574	$(3,920)	$49,204

Acquisition of Tiburon purchase price adjustment (As restated, see note 9)			(370)					(370)

Stock options exercised	74	55	138					193

Warrants exercised	48	36	130			21	(166)	—

Net income				1,979				1,979

Other comprehensive income, net of tax:
Loss on interest rate swap agreement					41			41
Translation adjustment					(7)			(7)
Balance at June 30, 2003 (As restated, see note 9)	8,514	$6,385	$42,406	$6,497	$(162)	595	$(4,086)	$51,040

The accompanying notes are an integral part of these financial statements.

COMPUDYNE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net income	$1,979	$1,494

Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,376	1,073
Equity earnings in affiliated company	—	(23)
Loss (Gain) from disposition of property, plant and equipment	1	(5)

Changes in assets and liabilities:
Accounts receivable	2,044	(6,560)
Contract costs in excess of billings	3,714	2,335
Inventories	764	71
Prepaid expenses and other current assets	(658)	786
Other assets	(79)	(49)
Accounts payable and accrued liabilities	2,268	(1,493)
Billings in excess of contract costs incurred	52	2,324
Deferred revenue	(2,019)	—
Other liabilities	(1)	(4)
Net cash flows provided by (used in) operating activities	9,441	(51)

Cash flows from investing activities:
Additions to property, plant and equipment	(339)	(2,464)
Proceeds from sale of property, plant and equipment	9	25
Net payment for acquisition	(71)	(10,374)
Net cash flows used in investing activities	(401)	(12,813)

Cash flows from financing activities:
Issuance of common stock	193	527
Warrants exercised	166	64
Purchase of treasury stock	(166)	(64)
Repayment of subordinated notes payable	—	(587)
Borrowings of bank notes	—	14,500
Repayment of bank notes	(6,428)	(416)
Net cash (used in) provided by financing activities	(6,235)	14,024

Net change in cash and cash equivalents	2,805	1,160
Cash and cash equivalents at beginning of period	1,274	296
Cash and cash equivalents at end of period	$4,079	$1,456

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$587	$604
Income taxes	$1,220	$696

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

New Accounting Pronouncements:

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  Many of such instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that adoption of this pronouncement will have a material effect on its financial position, results of operations or cash flows.

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

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

2.                                       OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended June 30, 2002 and 2003.

	Revenues		Gross Profit		Pre-tax Income/(Loss)
	(Three Months ended June 30)
	(in thousands)
	2003	2002	2003	2002	2003	2002
Institutional Security Systems	$25,692	$21,981	$3,240	$3,539	$835	$1,040
Attack Protection	6,533	5,598	1,380	795	(52)	(696)
Federal Security Systems	4,261	3,893	603	689	296	252
Public Safety and Justice	11,052	7,944	6,564	4,415	482	491
CompuDyne Corporate	—	—	—	—	166	101
	$47,538	$39,416	$11,787	$9,438	$1,727	$1,188

The following is the operating segment information for the six months ended June 30, 2002 and 2003.

	Revenues		Gross Profit		Pre-tax Income/(Loss)
	(Six Months ended June 30)
	(in thousands)
	2003	2002	2003	2002	2003	2002
Institutional Security Systems	$49,140	$42,201	$6,517	$7,230	$1,572	$2,178
Attack Protection	14,876	11,772	3,355	2,122	510	(689)
Federal Security Systems	7,750	6,861	1,125	1,140	503	301
Public Safety and Justice	22,539	9,072	12,573	4,941	550	493
CompuDyne Corporate	—	—	—	—	164	123
	$94,305	$69,906	$23,570	$15,433	$3,299	$2,406

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

The computations of the Company’s basic and diluted earnings per share amounts for the Company’s operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Net income	$1,037	$713	$1,979	$1,494

Weighted average common shares outstanding	7,898	7,427	7,860	7,050
Effect of dilutive stock options and warrants	241	638	246	606
Diluted weighted average common shares outstanding	8,139	8,065	8,106	7,656

Net income per common share
Basic	$.13	$.10	$.25	$.21
Diluted	$.13	$.09	$.24	$.20

4.             INVENTORIES

Inventories consist of the following:

	June 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$3,702	$3,937
Work in progress	1,541	2,197
Finished goods	394	267
	$5,637	$6,401

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

Goodwill and intangible assets consist of the following:

	June 30, 2003	December 31, 2002	Amortizable Lives
	(in thousands)		(in years)
Goodwill	$21,386	$22,043	Indefinite
Trade name	6,913	6,913	Indefinite
Customer relationships	2,500	2,500	14
Backlog	300	300	2
Other	1,220	1,220	2 - 20
	32,319	32,976
Less: accumulated amortization	(1,123)	(867)
	$31,196	$32,109

Goodwill consisted of $19.8 million and $20.5 million for the Public Safety and Justice segment at June 30, 2003 and December 2002, respectively, and $0.8 million for the Institutional Security Systems segment and $0.8 million for the Attack Protection segment for both June 30, 2003 and December 31, 2002.

Amortization expense for the three and six months period ended June 30, 2003 was $128 thousand and $256 thousand, respectively.  The following schedule lists the expected amortization expense for each of the years ending December 31:

Year	Expense
(in thousands)
2003	$386
2004	350
2005	270
2006	225
2007	225
Total	$1,456

6.             ACQUISITION OF TIBURON, INC.

On January 25, 2002, the Company and Tiburon, Inc. (“Tiburon”) entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock.  All requisite conditions were met and the Company completed the purchase of Tiburon, Inc. (“Tiburon”) on May 2, 2002.  CompuDyne distributed approximately 1.1 million shares of CompuDyne common stock and approximately 91,000 warrants to purchase shares of the Company’s stock, valued collectively at $14.3 million and approximately $10.4 million, net in cash to acquire the portion of Tiburon that the Company did not previously own.  Including the Company’s initial investment of $6.0 million in Tiburon and transaction costs resulted in the Company recording $33.4 million as the value of the consideration paid for this acquisition.  To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10.0 million increase in its borrowing facility from its banks.  The remainder of the cash consideration paid was funded from the Company’s working capital.

Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

In the first quarter of 2003 the Company reduced the purchase price of Tiburon by $370,000.  The Company completed the valuation of fair value of the plant and equipment acquired in the second quarter of 2003.  This valuation resulted in a $545 thousand increase in goodwill.  In addition, other final adjustments to the purchase price of Tiburon amounted to $887 thousand and were recorded as a decrease in goodwill in April 2003.

The purchase price was recorded as follows (in thousands):

Goodwill	$19,813
Current assets	20,215
Property plant and equipment	3,653
Other long term assets	8,917
Liabilities assumed	(19,168)
Purchase price	$33,430

The following are the Company’s unaudited pro forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)

Revenue	$47,538	$42,739	$94,305	$83,654
Net income	$1,037	$824	$1,979	$1,757
Earnings per share:
Basic	$.13	$.10	$.25	$.22
Diluted	$.13	$.10	$.24	$.21

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

	For the Three Months Ended June 30,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$1,037	$713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(469)	(392)
Pro forma net income	$568	$321

Earnings per share:

Basic – as reported	$.13	$.10
Basic – pro forma	$.07	$.04

Diluted – as reported	$.13	$.09
Diluted – pro forma	$.07	$.04

	For the Six Months Ended June 30,
	2003	2002
	(in thousands, except per share data)
Net income, as reported	$1,979	$1,494
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(964)	(702)
Pro forma net income	$1,015	$792

Earnings per share:

Basic – as reported	$.25	$.21
Basic – pro forma	$.13	$.11

Diluted – as reported	$.24	$.20
Diluted – pro forma	$.12	$.10

The fair value of the Company’s stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

	For The Three Months Ended June 30		For The Six Months Ended June 30
	2003	2002	2003	2002
Expected volatility	79.6%	74.0%	80.0%	74.0%
Risk-free interest rate	2.6%	5.0%	2.8%	5.0%
Expected life in years	6.7	7.5	6.9	7.5

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

Product Warranty Liabilities
(in thousands)
Beginning balance at January 1, 2003	$482
Minus accruals for product	(7)
Ending balance at June 30, 2003	$475

9.             AMENDMENT TO QUARTERLY FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six month periods ended June 30, 2003, the Company determined that the purchase price of Tiburon was incorrectly reduced in the quarter ended March 31, 2003 resulting in an understatement of goodwill in the amount of $3,430,000 with a corresponding understatement of additional paid-in-capital.  The accompanying condensed consolidated balance sheet as of June 30, 2003 includes the restated purchase price amounts.  Such restatement had no effect on previously reported results of operations or cash flows.

ITEM 2
COMPUDYNE CORPORATION AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

CompuDyne Corporation (“CompuDyne” or the “Company”) was reincorporated in Nevada in 1996, and is a leading provider of products and services to the public security market. The Company operates in four (4) distinct segments in this marketplace: Institutional Security Systems (formerly known as Corrections), Attack Protection, Federal Security Systems, and Public Safety and Justice.

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

The Company has restated the three and six month periods ended June 30, 2003 as discussed in footnote 9 to the condensed consolidated financial statements.  Management’s Discussion and Analysis reflects the effects of this restatement.

RESULTS OF OPERATIONS

Three months ended June 30, 2003 and 2002

Revenues.  The Company had revenues of $47.5 million and $39.4 million for the three months ended June 30, 2003 and June 30, 2002, respectively.  The revenues for the three months ended June 30, 2003 increased by $8.1 million or 20.6% over the comparable period for 2002.

Revenues from the Institutional Security Systems segment increased from $22.0 million in the second quarter of 2002 to $25.7 million in the second quarter of 2003.  This was an increase of 16.9%.  The Institutional Security Systems segment is largely a construction driven business.  Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue.  As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable quarter of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002, thus providing it with the ability to engage in more work in the second quarter of 2003 than it did in the second quarter of 2002.  At June 30, 2003, the backlog for the Institutional Security System’s segment had declined to $81.9 million.  The first half of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process and due in general to the state and local government budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

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

Revenues from the Public Safety and Justice segment increased $3.1 million from $7.9 million during the second quarter of 2002 to $11.0 million during the second quarter of 2003, an increase of 39.2%.  On May 2, 2002 the Company completed its acquisition of Tiburon, Inc.  Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting.  Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its operating results are now consolidated with those of the Company.  Tiburon’s revenues for the three months ended June 30, 2003 amounted to $10.0 million, whereas only two (2) months of Tiburon’s revenues were included in the Company’s June 30, 2002 results.  This inclusion of an additional one (1) month’s revenue accounts for substantially all of the increase in revenue experienced by this segment during the second quarter of 2003 compared to the second quarter of 2002.

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

Cost of goods sold in the Attack Protection segment increased from $4.8 million in the second quarter of 2002 to $5.2 million in the second quarter of 2003.  This was an increase of $350 thousand or 7.3%. This increase was smaller than the related sales increase of this segment of 16.7%, resulting in an increase in the gross profit percentage from 14.2% in the second quarter of 2002 to 21.1% in the second quarter of 2003.  During 2002 the Attack Protection segment experienced lower-than-expected volume in its bullet and blast resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory that was placed in service during the spring of 2002.  As a result of the terrorist attacks of September 11, 2001, the Company had geared up in anticipation of increased demand for this segment’s products, which is only now beginning to materialize.  This new factory was provisioned and staffed, using new equipment and hires as well as by the movement of equipment and staff from the Company’s existing factory.  This resulted in the Company running both of its factories at levels significantly below optimum capacity in 2002, resulting in operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate sales volume increase resulting in the lower gross profit percentage during 2002.

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

Cost of goods sold in the Public Safety and Justice segment increased from $3.5 million in the second quarter of 2002 to $4.5 million in the second quarter of 2003.  This was an increase of $1.0 million or 28.6%.  Substantially all of this increase was a result of the Company’s May 2, 2002 acquisition of Tiburon and by lower margins experienced by CorrLogic on a major new project.

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

The amortization of the above intangibles for the three months ended June 30, 2003 resulted in the Company recording amortization expense related to intangibles and software included in property, plant and equipment of $243 thousand, which is included in operating expenses.

Research and Development expenses increased from $1.3 million in the second quarter of 2002 to $2.0 million in the second quarter of 2003.  Historically, the Company did not expend significant monies on research and development. With the acquisition of Tiburon, the Company’s Public Safety and Justice segment expends significantly more dollars on software development.  Being a technology driven enterprise, the Company’s Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

Interest expense decreased from $346 thousand in the second quarter of 2002 to $334 thousand in the second quarter of 2003. The decrease in the Company’s interest expense during the second quarter of 2003 is a result of the Company having a lower average interest rate and a smaller average level of borrowings in the second quarter of 2003 as compared to the second quarter of 2002.

The following table compares the weighted average of the Company’s second quarter of 2003 and the second quarter of 2002 interest bearing borrowings and the related interest rates charged thereon.

	Average second quarter of 2003		Average second quarter of 2002
(in thousands)	Amount	Rate	Amount	Rate
Bank borrowings	$21,081	5.6%	$22,162	6.7%
Subordinated borrowings	$—	—	$1,232	6.6%
Amortization and write-off of financing charges	$51		$37

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

Revenues from the Institutional Security Systems segment increased from $42.2 million in the first six months of 2002 to $49.1 million in the first six months of 2003.  This was an increase of 16.4%.  The Institutional Security Systems segment is largely a construction driven business.  Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to from sources of recurring revenue.  As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the comparable period of the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002 thus providing it with the ability to engage in more work in the first six months of 2003 than it did in the first six months of 2002.  At June 30, 2003, the backlog for the Institutional Security System’s segment had declined to $81.9 million.  The first half of 2003 was a slow bidding period, which the Company attributes to the seasonal nature of the bidding process and due to the general state and local governmental budget deficits which is causing theses governmental units to rethink and delay many of the pending corrections projects.

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

Revenues from the Public Safety and Justice segment increased $13.5 million from $9.1 million during the first six months of 2002 to $22.5 million during the first six months of 2003.  On May 2, 2002 the Company completed its acquisition of Tiburon, Inc.  Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting.  Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its operating results are now consolidated with those of the Company.  Tiburon’s revenues for the six months ended June 30, 2003 amounted to $20.4 million as compared to $7.0 million for the two month period Tiburon was owned by CompuDyne during the first six months of 2002.  This accounts for substantially all of the increase in revenue experienced by this segment during the first six months of 2003 compared to the first six months of 2002.

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

The amortization of the above intangibles for the six months ended June 30, 2003 resulted in the Company recording amortization expense related to intangibles and software included in property, plant and equipment of $486 thousand, which is included in operating expenses.

Research and Development expenses increased from $1.3 million in the first six months of 2002 to $3.9 million in the first six months of 2003.  Historically, the Company did not expend significant monies on research and development.

With the acquisition of Tiburon, the Company’s Public Safety and Justice segment expends significantly more dollars on software development.  Being a technology driven enterprise, the Company’s Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

Interest expense increased from $659 thousand in the first six months of 2002 to $713 thousand in the first six months of 2003. The increase in the Company’s interest expense during the first six months of 2003 is a result of the Company having a greater average level of borrowings in the first six months of 2003 as compared to the first six months of 2002 offset by a lower average borrowing rate.  The increased borrowings in 2003 reflect borrowings made in the second quarter of 2002 to fund the cash portion of the Tiburon purchase price.

The following table compares the weighted average of the Company’s interest bearing borrowings and the related interest rates charged thereon for the first six months of 2003 and the first six months of 2002.

	Average first six months of 2003		Average first six months of 2002
(in thousands)	Amount	Rate	Amount	Rate
Bank borrowings	$23,085	5.1%	$19,399	5.8%
Subordinated borrowings	$—	—	$1,497	6.0%
Amortization and write-off of financing charges	$101		$75

Taxes on Income    The effective tax rate in the first six months of 2003 was 40.0% as compared to 37.9% in the first six months of 2002. The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company’s earnings occur.

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

The following table summarizes the contractual obligations of the Company as of June 30, 2003 and the payments due by period.

	Payments Due by Period
	(in thousands)
	Long-Term Debt	Operating Leases
December 31:
2003	$974	$1,426
2004	16,103	2,620
2005	440	1,840
2006	440	777
2007	440	556
Thereafter	2,685	380
Totals	$21,082	$7,599

The Company’s total outstanding borrowings at June 30, 2003 amounted to $21.1 million.  These borrowings were at variable rates.

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

Other than the Company’s $5.0 million of letters of credit, $4.0 million of which was entered into in April, 2002, primarily to secure an Industrial Revenue Bond borrowing on the Company’s new Attack Protection facility, the Company has no other material off balance sheet liabilities.

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

In June 2003, the Company moved its Airteq Systems manufacturing facility from leased space in Tualatin, Oregon to its new plant in Montgomery, Alabama, which was purchased in 2002 for its Attack Protection business.  The move is expected to result in manufacturing efficiencies, labor reductions, better sharing of engineering and other overhead resources, and will absorb excess capacity in the Montgomery plant.  In conjunction with the Airteq move the Company’s Fiber SenSys business, which manufactures fiber optic based perimeter sensors for intrusion detection, will move from its current leased space in Beaverton, Oregon to the larger Airteq facility, which will result in a 10,000 square foot expansion for Fiber SenSys.  These moves will result in charges totaling about $400 thousand during the second and third quarters of 2003 and should result in annual savings of $250 thousand in addition to providing the added capacity for Fiber SenSys.  As of June 30, 2003, charges totaling $6 thousand were incurred by the Company in conjunction with this move.

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

CompuDyne’s Total Backlog

CompuDyne’s total backlog amounted to $182 million at June 30, 2003.  The break down of the Company’s backlog by business segment is as follows:

	June 30, 2003	December, 31, 2002
	(in thousands)	(in thousands)
Institutional Security Systems	$81,916	$99,527
Attack Protection	16,552	18,478
Federal Security Systems	10,643	11,440
Public Safety and Justice	72,621	74,867
Totals	$181,732	$204,312

Included in the backlog of the Public Safety and Justice segment at June 30, 2003 is $17.2 million representing awards received by the segment, for which the customers have not yet entered into signed contracts.  These awards are expected to result in signed contracts over the next twelve (12) months.

Critical Accounting Policies

A complete description of the Company’s significant accounting policies appears in the Company’s Annual Report to its stockholders and is incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2002.

Percentage of Completion Accounting

Approximately 85% of the Company’s revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting.  The Company’s software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company’s manufacturing and construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage.  Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results.  These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets

The Company reviews the carrying value of goodwill and intangible assets annually as of September 30 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model.  Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit’s fair value and result in an impairment charge.  The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled $21.4 million and $9.9 million, respectively as of June 30, 2003.

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

Over time the Company believes these units will start to see a significant increase in business, which has only recently begun.

As a result of the above factors, the Company is experiencing a more challenging marketplace than it has experienced in several years.

Impact of Inflation

Inflation did not have a significant effect on CompuDyne’s operations during the six months ended June 30, 2003.

Market Risk

The Company is exposed to market risk related to changes in interest rates.  At June 30, 2003, the Company had a total of $21.1 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million.  The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005.  At June 30, 2003 the amount of the swap agreement had declined to $6.8 million at a fixed rate of 4.9%.  As such, approximately $14.3 million of the Company’s variable rate borrowings were not hedged with an interest rate swap agreement.  The effects of a 100 basis point change in interest rates would not be material to the results of operations of the Company.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer.  Many of such instruments were previously classified as equity.  The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Statement is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance of the date of the Statement and still existing at the beginning of the interim period of adoption.  Restatement is not permitted.  Management believes that the adoption of this statement will not have a significant impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities”.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flows of CompuDyne.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Certain statements made in this Form 10-Q/A with regard to the Company’s expectations as to future revenues, expenses, financial position and industry conditions, the Company’s ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute “forward-looking statements” within the meaning of the federal securities laws.  When used in this Form 10-Q/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to management, identify forward-looking statements.  Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements.  Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company’s products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, the ability to remain in compliance with its bank covenants and its amended bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company’s projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation and general economic conditions.  Risks inherent in the Company’s business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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