Form 10-K/A
period 2002-12-31
COMPUDYNE CORP
filed 2003-12-29
CIK 22912

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-29798

CompuDyne Corporation

(Exact name of Registrant as specified in its charter)

Nevada	23-1408659
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7279 National Drive Hanover, Maryland 21076
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (410) 712-0275

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.75 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒   No ☐

As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $86.5 million.

As of March 31, 2003, the Registrant had 7,760,892 shares of Common Stock outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s 2002 Annual Report to Stockholders filed on a Form ARS on April 1, 2003 and the Registrant’s definitive Proxy Statement relating to the Registrant’s 2003 Annual Meeting of Shareholders, are incorporated by reference into Part II and Part III, respectively, of this Annual Report on Form 10-K.

EXPLANATORY NOTE

In Part II of the Form 10-K filed on March 31, 2003, certain disclosures were incorporated by reference to the Company’s 2002 Annual Report to Stockholders filed on Form ARS on April 1, 2003.  Certain cross-references in the Form 10-K incorrectly indicated that the 2002 Annual Report to Stockholders was filed on a Current Report on Form 8-K on March 31, 2003.  This amendment is being filed to correct the cross-references to the 2002 Annual Report to Stockholders.

PART II

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 17 through 26 of the Company’s 2002 Annual Report to Stockholders filed on a Form ARS on April 1, 2003 is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements of CompuDyne Corporation at December 31, 2002 and December 31, 2001, and for each of the three years in the period ended December 31, 2002, and the Report of the Independent Auditors thereon, and our unaudited quarterly financial data for the two-year period ended December 31, 2002, are incorporated herein by reference from pages 27 through 44 of the Company’s 2002 Annual Report to Stockholders filed on a Form ARS on April 1, 2003.

PART IV

ITEM 16.                                              EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)                                  Financial Statements

(1)                                  The financial statements listed in the accompanying index to financial statements are incorporated by reference from CompuDyne’s Form ARS filed with the Securities and Exchange Commission on April 1, 2003.

(2)                                  Schedule II – Schedule of valuation and qualifying accounts

(b)                                 Reports on Form 8-K

A current report on Form 8-K regarding the amendment of the Company’s credit facility with its banks dated March 21, 2003 and filed with the Securities and Exchange Commission on March 31, 2003.

(c)                                  Exhibits

Number	Description

2(A)

Agreement and Plan of Merger dated as of May 10, 2001 by and among CompuDyne Corporation, Tiburon, Inc. and New Tiburon, Inc., herein incorporated by reference to Exhibit 2(C) of Registrant’s Quarterly Report on Form 10-Q filed May 15, 2001.

2(B)

First Amendment to Agreement and Plan of Merger dated as of January 25, 2002 by and among CompuDyne Corporation, Tiburon, Inc. and New Tiburon, Inc., herein incorporated by reference to Exhibit 2(B) of Registrant’s Registration Statement on Form S-4 dated March 25,2002.

3(A)

Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996, herein incorporated by reference to Registrant’s Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Stockholders.

3(B)

Amendment to the Articles of Incorporation of CompuDyne Corporation increasing the number of authorized common shares filed with the Secretary of State of the State of Nevada on February 16, 2001, herein incorporated by reference to Exhibit 3(B) to Registrant’s Form 10-K filed March 27, 2001.

3(C)	Agreement and Plan of Merger dated May 8, 1996, herein incorporated by reference to Exhibit 3(B) to Registrant’s Form 10-K filed March 31, 1997.

3(D)	By-laws, as amended through January 28, 1997 and as presently in effect, herein incorporated by reference to Exhibit 3(C) to Registrant’s Form 10-K filed March 31, 1997.

10(A)	CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to our Proxy Statement dated July 17, 2001 for our 2001 Annual Meeting of Stockholders.

10(B)

Credit Agreement dated November 16, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (B) to our 8-K filed November 21, 2001.

10(C)

First Amendment to Credit Agreement dated December 19, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (C) to our 10-K for the year ended December 3, 2001.

Second Amendment to Credit Agreement dated April 22, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to our 8-K filed on May 2, 2002.

Third Amendment to Credit Agreement dated September 30, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders (filed as Exhibit 10(C) to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

Fourth Amendment to Credit Agreement dated March 21, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to Registrant’s 8-K filed on March 31, 2003.

10(D)	1996 Stock Non-Employee Director Plan, herein incorporated by reference to our Proxy Statement dated April 18, 1997 for our 1997 Annual Meeting of Stockholders.

10(E)	Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to our Form 8-K filed September 5, 1995.

13	2002 Annual Report to Stockholders (incorporated by reference to Form ARS filed on April 1, 2003)

21	Subsidiaries of the Registrant (filed as Exhibit 21 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

23	Independent Auditors’ Consent (filed as Exhibit 23 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer (filed as Exhibit 99.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

32.2

Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer (filed as Exhibit 99.2 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

99	Registrant’s Registration Statement dated March 25, 2002, herein incorporated by reference to Registrant’s Form S-4 filed March 25, 2002.

* Filed with this Form 10-K/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUDYNE CORPORATION

By:	/s/ Geoffrey F. Feidelberg
Geoffrey F. Feidelberg
Chief Financial Officer
December 29, 2003

EXHIBIT INDEX

Exhibit No.	Description

2(A)

Agreement and Plan of Merger dated as of May 10, 2001 by and among CompuDyne Corporation, Tiburon, Inc. and New Tiburon, Inc., herein incorporated by reference to Exhibit 2(C) of Registrant’s Quarterly Report on Form 10-Q filed May 15, 2001.

2(B)

First Amendment to Agreement and Plan of Merger dated as of January 25, 2002 by and among CompuDyne Corporation, Tiburon, Inc. and New Tiburon, Inc., herein incorporated by reference to Exhibit 2(B) of Registrant’s Registration Statement on Form S-4 dated March 25,2002.

3(A)

Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996, herein incorporated by reference to Registrant’s Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Stockholders.

3(B)

Amendment to the Articles of Incorporation of CompuDyne Corporation increasing the number of authorized common shares filed with the Secretary of State of the State of Nevada on February 16, 2001, herein incorporated by reference to Exhibit 3(B) to Registrant’s Form 10-K filed March 27, 2001.

3(C)	Agreement and Plan of Merger dated May 8, 1996, herein incorporated by reference to Exhibit 3(B) to Registrant’s Form 10-K filed March 31, 1997.

3(D)	By-laws, as amended through January 28, 1997 and as presently in effect, herein incorporated by reference to Exhibit 3(C) to Registrant’s Form 10-K filed March 31, 1997.

10(A)	CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to our Proxy Statement dated July 17, 2001 for our 2001 Annual Meeting of Stockholders.

10(B)

Credit Agreement dated November 16, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (B) to our 8-K filed November 21, 2001.

10(C)

First Amendment to Credit Agreement dated December 19, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (C) to our 10-K for the year ended December 3, 2001.

Second Amendment to Credit Agreement dated April 22, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to our 8-K filed on May 2, 2002.

Third Amendment to Credit Agreement dated September 30, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders (filed as Exhibit 10(C) to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

Fourth Amendment to Credit Agreement dated March 21, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to Registrant’s 8-K filed on March 31, 2003.

10(D)	1996 Stock Non-Employee Director Plan, herein incorporated by reference to our Proxy Statement dated April 18, 1997 for our 1997 Annual Meeting of Stockholders.

10(E)	Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to our Form 8-K filed September 5, 1995.

13	2002 Annual Report to Stockholders (incorporated by reference to Form ARS filed on April 1, 2003)

21	Subsidiaries of the Registrant (filed as Exhibit 21 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

23	Independent Auditors’ Consent (filed as Exhibit 23 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

*31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).

*31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a).

32.1

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer (filed as Exhibit 99.1 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

32.2

Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer (filed as Exhibit 99.2 to Registrant’s Annual Report on Form 10-K filed on March 31, 2003).

99	Registrant’s Registration Statement dated March 25, 2002, herein incorporated by reference to Registrant’s Form S-4 filed March 25, 2002.

* Filed with this Form 10-K/A