Form 10-K
period 2003-12-31
COMPUDYNE CORP
filed 2004-03-10
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                           Yes _X_               NO ___

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

                           Yes _X_               NO ___

   As of March 8, 2004, a total of 8,013,432 shares of Common Stock, $.75 par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the average of the bid and asked prices on the Nasdaq National Market on June 30, 2003 was approximately $52.2 million. (see ITEM 5).


Documents incorporated by reference: Portions of the Proxy Statement relating to the 2004 Annual Meeting of Shareholders are incorporated in Part III.

                                     PART I

ITEM 1.  BUSINESS

      CompuDyne Corporation was reincorporated in Nevada in 1996. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments: Institutional Security Systems; Attack Protection; Federal Security Systems; and Public Safety and Justice.

Four Business Segments
----------------------

Institutional Security Systems

     The Institutional Security Systems ("ISS") segment is headquartered in Montgomery, Alabama and operates under the trade name Norment Security Group ("Norment"). The customers this segment serves consist primarily of state and local governmental units. This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS, through a network of regional offices, provides field level design, installation and maintenance of both physical and electronic security products.

Key products and services of the Institutional Security Systems segment include:

     --   MaxWall  a modular steel, concrete-filled, prefabricated jail cell.

     -- Airteq a complete line of pneumatic and electro-mechanical operating devices, locks and hardware.

     --   Integrated   Security   Systems.  integrated   central  control  and
          monitoring  products  for  locking,   paging,  audio,  closed  circuit
          television cameras, nurse call and duress signals.

Attack Protection

     The Attack Protection segment is the country's largest original equipment manufacturer (OEM) of bullet, blast and attack resistant windows and doors. The ultimate customers this segment serves consists primarily of units of the Federal Government. These products are designed for high security applications such as embassies, courthouses and Federal buildings. We also provide our products and services to banks, corporate headquarters and other facilities requiring the highest level of protection currently available. We believe that we are a premier provider of Level 8 security products, the highest rating level of commercial security products. Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

Key products of the Attack Protection segment include:

     -- Bullet and Blast Protection. integrated and structurally secure bullet, blast and attack resistant windows and doors.

     -- Vehicle Intrusion Barriers. fixed, removable, semi-automatic and automatic vehicle bollards and wedge barrier security systems.

     -- Fiber SenSys. a sophisticated fiber optic monitoring system used to detect physical intrusion.

     -- SecurLAN. integrated security management system designed to detect intrusion attempts aimed at secure and classified communications networks.

Federal Security Systems

     The Federal Security Systems segment consists of our subsidiary, Quanta Systems Corporation. Our Federal Security Systems segment provides turnkey systems integration of public security and safety systems. The ultimate customers this segment serves consists primarily of units of the Federal Government. This segment is a security integrator and specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Our Federal Security Systems segment provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

Key products and services of the Federal Security Systems segment include:

     -- Security Integration. turnkey systems integration of public security and safety systems, including customized access control and badging, intrusion detection, surveillance and command and control systems.

     -- Waterside Sentry. multi-functional security system designed to detect water-based and shoreline attack threats.

     -- Signals Intelligence. Products advanced digital signal processing products used in reconnaissance of foreign telecommunications signals, designed for the United States Government and its foreign allies.

     -- Classified Products. classified products designed to aid the governmental intelligence community.

Public Safety and Justice

         The Public Safety and Justice ("PS&J") segment consists of two subsidiaries, CorrLogic, Inc. and Tiburon, Inc. The customers this segment serves consist primarily of state and local governmental units. This segment provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. We believe that we are a worldwide market leader in the development, implementation and support of public safety and justice automation systems. Tiburon has been in business since 1980, with more than 600 systems supporting approximately 275 active customers. We acquired Tiburon through a two-step acquisition that we completed on May 2, 2002.

Key products and services of the Public Safety and Justice segment include:

     -- Dispatch Systems. computer assisted dispatch systems designed for first responders such as police, fire and emergency medical personnel that feature peer-to-peer technology that is less vulnerable to server and database failures.

     -- Records Management Systems. integrated software modules to automate today's law enforcement and fire protection agencies, from initial incident entry to final disposition and related state reporting.

     -- Mobile Computing Systems. solutions that provide instant access to computer assisted dispatch and records management systems by law enforcement and emergency personnel in the field.

     -- Inmate Management Systems. development, implementation and support of complex, integrated inmate management software systems.

Substantially all of the Company's research and development expenditures occur in the PS&J segment. The PS&J segment incurred $7.1 million and $4.8 million of research and development expenses in 2003 and 2002, respectively.

The Market
----------

          The market opportunity for jail and prison security systems is related to new facility construction, existing facility upgrades, and the trend towards outsourcing government services. Approximately $3.1 billion is spent annually on correctional facility construction, of which typically 10% to 14% relates to security hardware and security electronics, the markets, which we currently serve. Our new MaxWall product has the potential to enable us to serve the jail cell construction portion of this market, which constitutes an additional 10% to 14% of the overall market. Other larger security markets we serve include state and local government facilities, federal government facilities and large commercial installations.

         In all four lines of our business, we face considerable competition from large and small companies. We compete primarily on a price basis with our competitors. While we are the largest supplier of physical and electronic security to the corrections industry, we have one significant competitor and many small competitors.

         Most of our business occurs on a bid or request for proposal basis. Because of the bid and request for proposal process, we do not generally have access to the underlying assumptions that resulted in our competitors' bids and therefore, other than price, we cannot determine why our bid was successful or unsuccessful for particular contracts. Much of the Federal Security Systems work is on a cost plus basis and is subject to audit by the Defense Contract Audit Agency.
         The Public Safety and Justice segment competes in a market where annual sales are approximately $450 million. Most of the competitors in this market are smaller than us. Some of the larger competitors include divisions of Motorola, Intergraph and Northrop Grumman.

Business Strategy
-----------------

We continually strive to position the Company to meet the expanding requirements of the public security market. We believe that we have market-leading positions in key areas of high-end security systems integration, security electronics, advanced security technology products and first responder support software. We represent a single supplier resource for the most difficult and complex public security and first responder requirements. In order to enhance our position in the public security market, our current strategy is to:

Pursue our existing business through internal growth. We believe that we have market leading positions in many product and service categories, which provide us a leverageable and ready-made growth platform.

Expand our customer base to encompass high-end commercial customers. Our products are now being marketed to banks, corporate headquarters, private estates and other facilities.

Migrate our Institutional Security capabilities to other markets. Many of our products and technologies, and the applications of those products and technologies, were designed to keep offenders confined to certain areas and to keep inmates from "breaking out." These same products and technologies can be adapted to keep people from "breaking in." We are currently working towards adapting our products to this new market.

Make selective acquisitions to compliment and enhance our current technological capabilities and market access. Our acquisitions of Norment and Tiburon greatly expanded our product offerings and solidified our position within the Institutional Security Systems and Public Safety and Justice segments. We believe other acquisition opportunities exist to further enhance our current product and service offerings.

Develop alliances with large defense contractors. These alliances may put us in a position to participate in large blanket procurement projects from the Department of Homeland Security in response to homeland security requirements.

Corporate Information
---------------------

We were reincorporated in Nevada in 1996 and our predecessor corporation was incorporated in Pennsylvania in 1952. Our principal executive offices are located at 7249 National Drive, Hanover, Maryland 21076. Our telephone number is
(410) 712-0275.

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

At December 31, 2003, the Company had 844 permanent employees. Of the permanent employees, 23 are subject to collective bargaining agreements. The Institutional Security Systems Segment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2003, 127 of these temporary employees were covered under collective bargaining agreements.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements made in this Form 10-K with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions, as they relate to management, identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, the ability to successfully grow the Company by completing acquisitions, the ability to remain in compliance with its bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

Available Information
---------------------

Our website is located at www.CompuDyne.com. The Company posts all of its SEC filings on the Company website.

ITEM 2.  PROPERTIES

The Company's principal executive offices are close to Baltimore Washington International Airport in Hanover, Maryland. The Company leases approximately 3,215 square feet of office space.

At December 31, 2003 the Institutional Security Systems segment leased primary facilities for engineering, assembly and administration including: Alabama - 43,571 square feet, California - 15,795 square feet, Maryland - 9,500 square feet, Arizona - 2,500 square feet and North Carolina - 3,900 square feet.

At December 31, 2003 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama - 211,703 square feet. These facilities are encumbered by Industrial Revenue Bonds. The Attack Protection segment also leases 30,327 square feet of office/warehouse space in Oregon.

At December 31, 2003 the Federal Security Systems segment leased primary facilities for engineering, assembly and administration in Maryland - 18,090 square feet.

At December 31, 2003 the Public Safety and Justice segment leased primary facilities for engineering and administration including California; - 38,962 square feet, Colorado - 10,432 square feet, Texas - 7,711 square feet, Florida - 2,347 square feet, Maryland - 7,749 square feet, Utah - 5,422 square feet, Oregon - 5,669 square feet, and Wisconsin - 3,308 square feet.

The Company leases only those properties necessary to conduct its business and does not invest in real estate or interests in real estate on a speculative basis. The Company believes that its current properties are suitable and adequate for its current operations, however; as its operations grow, additional space may be required to service contracts in other areas.

ITEM 3.  LEGAL PROCEEDINGS

The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Some of our businesses, especially Institutional Security Systems, involve working as a subcontractor to a prime contractor. From time to time we make claims against the prime contractor, or the prime contractor makes claims against us. At any point in time we are engaged in a number of claim disputes with prime contractors, some of which may have a significant negative outcome. Although the total amount of liability with respect to these matters can not be ascertained, the Company believes that any resulting liability should not have a material effect on its financial position, results of future operations or cash flows.

In addition to claims with prime contractors, we may also make claims against customers and customers may make claims against us. During the fourth quarter of 2003, we received a complaint alleging that our PS&J segment breached its contract to provide a public safety software system to a customer. This customer is seeking to recover damages including treble damages, costs and attorney's fees. To date we have collected $642 thousand of the $1.9 million contract price. While the outcome cannot be predicted, the Company believes it is in a strong position and intends to vigorously pursue this action and recover its contract value plus any additional damages incurred by the Company.

Over the past several years, we have been named in lawsuits involving asbestos related personal injury and death claims in which CompuDyne Corporation, individually and as an alleged successor, is a defendant. We have been named as a defendant in cases related to claims for asbestos exposure allegedly due to asbestos contained in certain of its predecessor's products. We have advised our insurers of each of these cases, and the insurers are providing a defense pursuant to agreement with us, subject to reservation of rights by the insurers. The insurers have advised that claims in such litigation for punitive damages, exemplary damages, malicious and willful and wanton behavior and intentional conduct are not covered. One of the carriers has given notice that asbestos related claims are excluded from certain of these policies. The insurers have additional coverage defenses, which are reserved, including that claims may fall outside of a particular policy period of coverage. Litigation costs to date have not been significant and we have not paid any settlements from our own funds.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

CompuDyne Common Stock is quoted on the Nasdaq National Market, under the symbol "CDCY". There were 1,453 common shareholders of record as of March 05, 2004.

The following table sets forth the high and low sales for CompuDyne Common Stock as quoted on the Nasdaq National Market.

                                2003                       2002
Quarter Ended           High           Low         High            Low
------------------     -----------------------   --------------------------
March 31               $   7.49     $   4.80     $  17.30        $  11.70
June 30                $  10.20     $   6.75     $  17.87        $  12.22
September 30           $  10.78     $   7.37     $  15.94        $   6.00
December 31            $  10.62     $   7.50     $   9.23        $   5.59


The Company did not pay any dividends on its common stock during the years ended December 31, 2003 and 2002, and its Board of Directors has no intention of declaring a dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report or in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

(In thousands except per share data):                          For the years ended December 31
                                             ----------------------------------------------------------------------

                                                  2003          2002(a)       2001          2000(b)        1999(c)
                                             ------------   -----------    -----------    ----------     ----------
Net sales                                    $    193,263   $   155,556     $  127,394     $ 130,611      $ 111.446
                                             ============   ===========    ===========     =========      =========
Gross profit                                 $     46,396   $    34,816     $   25,280     $  25,502      $  21,355
Operating expenses                                 32,305        25,785         17,378        17,792         15,231
Research and development                            7,374         4,916             70           220             80
                                             ------------   -----------    -----------    ----------     ----------
Operating income                             $      6,717   $     4,115    $     7,832     $   7,490      $   6,044
                                             ============   ===========    ===========     =========      =========
Interest expense, net of interest income     $      1,051   $     1,394    $     2,540     $   1,934      $   2,057
                                             ============   ===========    ===========     =========      =========
Net income                                   $      3,408   $     1,814    $     4,092     $   4,139      $   2,670
                                             ============   ===========    ===========     =========      =========
Earnings per share (d):
Basic
  Earnings per common share                  $        .43   $       .24    $       .75    $      .78     $      .51
                                             ============   ===========    ===========     =========      =========
Weighted average number of common
  shares outstanding                                7,895         7,456          5,424         5,339          5,237
                                             ============   ===========    ===========     =========      =========
Diluted
  Earnings per common share                  $        .42   $       .23    $       .67    $      .69     $      .46
                                             ============   ===========    ===========     =========      =========
Weighted average number of common
  shares and equivalents                            8,158         7,940          6,110         6,028          5,868
                                             ============   ===========    ===========     =========      =========

Total assets                                 $    113,662    $120,804      $    74,485    $   59,382     $   57,053
                                             ============   ===========    ===========     =========      =========
Long-term debt                               $     17,658   $  27,510      $    15,162    $   20,217     $   19,613
                                             ============   ===========    ===========     =========      =========
Total shareholders' equity                   $     52,927   $  49,204      $    32,637    $   13,796     $   10,030
                                             ============   ===========    ===========     =========      =========

Reclassifications Certain prior year amounts have been reclassified to conform with the current year's presentation.

Notes:
     (a) Includes operations of Tiburon, Inc. from May 2, 2002, the date of purchase.
     (b)  Includes operations of Fiber SenSys Inc. from October 31, 2000.
     (c) Includes operations of CorrLogic from May 30, 1999, the date of purchase, Ackley Dornbach from November 12, 1999, the date of purchase, and MicroAssembly from January 1, 1999 through May 31, 1999, the date of disposition.
     (d)  No dividends  have been paid on Common Stock during the above periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Overview of CompuDyne Corporation

CompuDyne Corporation was reincorporated in Nevada in 1996. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments: Institutional Security Systems; Attack Protection; Federal Security Systems; and Public Safety and Justice.

The Institutional Security Systems ("ISS") segment is headquartered in Montgomery, Alabama operates under the trade name Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. ISS also developed a product called MaxWall. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. ISS, through its regional offices provides field level design, installation and maintenance of both physical and electronic security products.

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

The Attack Protection segment also manufactures a sophisticated fiber optic sensor system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as Federal facilities, military deployments and bases, oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition, it has been installed to protect the perimeters of numerous private estates and other similar properties

The Federal Security Systems segment is known as Quanta Systems Corporation. Its customer base includes military, governmental agencies, and state and local governmental units. Federal Security Systems provides turnkey systems integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies.

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

During 2002, CompuDyne expanded its offerings in the Public Safety and Justice sector by completion of its acquisition of Tiburon. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. The Company believes Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems. In business since 1980, with more than 600 systems supporting approximately 275 active customers, Tiburon is a leader in public safety and justice solutions.

Management Outlook

We find ourselves in a very challenging time. We now have three major areas of emphasis: the first is increasing the value of our backlog; the second is migrating to a business model with a more predictable revenue stream; and the third is finding attractive acquisition candidates to enhance our existing businesses.

During 2003 as depicted in the following chart, we saw the value of the Company's backlog decline throughout the year.

                               Institutional                        Federal             Public
                                 Security           Attack          Security         Safety and
    (in thousands)                Systems          Protection       Systems            Justice           Total
                              -------------------------------------------------------------------------------------
December 31, 2002            $  99,527           $  18,478       $   11,440          $  74,867      $   204,312
March 31, 2003               $  91,602           $  14,827       $   11,667          $  66,007      $   184,103
June 30, 2003                $  81,916           $  16,552       $   10,643          $  72,621      $   181,732
September 31, 2003           $  68,780           $  14,375       $   11,528          $  65,962      $   160,645
December 31, 2003            $  57,258           $  10,043       $    8,326          $  63,727      $   139,354

Historically, approximately over 75% of the Company's revenues are generated from sources where the ultimate customer is a state or local government unit. During the last few years during the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states are currently running in a deficit situation, as are many local governments. This has caused many of them to delay and in some cases temporarily cancel many infrastructure projects until such time as their economic fortunes rebound. Until such time as the economy as a whole improves and thus tax bases for our customers improve, we would anticipate our backlog levels continuing to remain under pressure. To address this area of focus we are actively bidding on jobs and keeping our offerings in front of our customers so that when the current economic cycle turns around we will be well positioned to capitalize on new opportunities.

Our second area of focus surrounds reengineering our business model so that it contains a greater degree of recurring revenue. As indicated in the following table, approximately 9.6% of our revenue is generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occur in our Public Safety and Justice segment. The Company defines one-time revenue as revenue derived from discrete projects, from which the Company does not expect to generate incremental revenue upon the completion of the project. The Company defines recurring revenue as sources of revenue from which the Company anticipates receiving revenue in the current, as well as future periods, for example, annual renewable maintenance contracts.

                                      One-time Revenue      %       Recurring Revenue   %            Total
                                      ------------        ----         ----------      ---       ----------
Institutional Security Systems        $     94,286        48.8         $    4,367      2.2       $   98,653
Attack Protection                           28,375        14.7                  -        -           28,375
Federal Security Systems                    16,441         8.5                  -        -           16,441
Public Safety and Justice                   35,547        18.4             14,247      7.4           49,794
                                      ------------        ----         ----------      ---       ----------
     Total                            $    174,649        90.4         $   18,614      9.6       $  193,263
                                      ============        ====         ==========      ===       ==========

Since the majority of our revenues are one-time revenues and are non-recurring, we must reinvent our book of business every day. This makes it very difficult for us to project our future revenue stream and thus makes it very difficult for us to project our earnings as well as our business outlook. Over the next 18 to 24 months, we intend to modify our business model to rely less upon one-time sources of revenue and more on recurring sources of revenue.

The third key focus area for the Company is acquisitions. With the January 2004 completion of our $40.25 million, 6.25% Convertible Subordinated Note offering, we have significant resources with which to fund acquisitions. We are particularly interested in three areas.

The first is businesses that would either prove additive or complementary to our current offerings in the Public Safety and Justice segment. We envision this segment as being a growth segment for our business. We can only envision the demands of our nation's first responders growing in the foreseeable future. Furthermore, this business is characterized by strong recurring revenues which as discussed above is one of the key business drivers for CompuDyne.

Second, we are continually looking for companies that have attractive security technology based products that we can leverage by offering the technology to our existing customers and markets.

The third type of business we are interested in acquiring is a high-end commercial security integrator. Our primary clientele are currently governmental units. Throughout our other three segments, over the years we have developed significant skills as it relates to security integration and applications. Our offerings however are sold almost exclusively to various governmental units. We believe that the purchase of the right high end commercial security integrator would afford us the market entree whereby we would be able to offer many of our existing offerings into a wholly new business arena, and one that we believe is not served as well as the governmental arena to which we have heretofore dedicated ourselves.

We believe that our ability to address and implement the above three areas of focus will significantly enhance our future growth opportunities and will provide for more predictable financial results.

Results of Operations

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues. The Company had revenues of $193.3 million and $155.6 million for years ended December 31, 2003 and 2002, respectively. This was an increase of $37.7 million or 24.2%.

Revenues from the Institutional Security Systems segment increased from $84.2 million in 2002 to $98.7 million in 2003. This was an increase of 17.2%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to work on more projects than it did in the previous year. One of the reasons it was able to do this was because its backlog had grown from $92.3 million at December 31, 2001 to $99.5 million at December 31, 2002 thus providing it with the ability to engage in more work in 2003 than it did in 2002. At December 31, 2003, the backlog for the Institutional Security System's segment declined to $57.3 million. The year 2003 was a slow bidding period for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2002 and 2003, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment stayed stable at $28.4 million during both 2003 and 2002. The Attack Protection segment was largely capacity constrained during 2001. As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provided the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002 and 2003 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses the bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During 2003 the Norshield line experienced a 0.9% decline in revenues, whereas the Fiber SenSys line experienced a 4.7% increase in revenue. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and early 2003 has appeared to stabilize. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003 the Company furnished bids to supply its products for eight new embassy projects. This was the largest amount of embassy projects bid in a single calendar year for. In addition, all indications are that this increased level of new embassy construction will continue for at least the next few years.

Revenues from the Federal Security Systems segment increased from $13.4 million in 2002 to $16.4 million in 2003. This was an increase of 22.9%. Substantially all of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue being driven by contract awards it received during 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Systems Segment ended 2002 with a significantly improved backlog level of $11.4 million. As such it entered 2003 with a much greater book of business from which to generate its increased revenue during 2003. Backlog at December 31, 2003 was $8.3 million.

Revenues from the Public Safety and Justice segment increased $20.2 million from $29.7 million during 2002 to $49.8 million in 2003. On May 2, 2002 the Company completed its acquisition of Tiburon, Inc. Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting. Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company at which time its operating results were consolidated with those of the Company. Tiburon's revenues for 2003 amounted to $45.4 million as compared to $24.9 million for the eight-month period Tiburon was owned by CompuDyne in 2002.

Expenses. Cost of goods sold increased from $120.7 million during 2002 to $146.9 million in 2003. This increase was largely a result of the acquisition of Tiburon on May 2, 2002, which added $11.8 million of cost of goods sold to the results of the Company, as well as increased costs of goods sold of $11.7 million at the Institutional Security Systems segment, all largely attributable to the increased sales levels attained by these segments.

The smaller percentage increase in cost of goods sold as compared to the percentage increase in sales resulted in an increased gross profit percentage of 24.0% in 2003 as compared to 22.4% in 2002.

Cost of goods sold in the Institutional Security Systems segment increased from $72.8 million in 2002 to $84.5 million in 2003. This was an increase of $11.7 million or 16.0%. This increase was less than the related sales increase of this segment of 17.2% resulting in an increase in the gross profit percentage from 13.5% in 2002 to 14.4% in 2003. During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the third and fourth quarters of 2002 and amounted to approximately $2.4 million. As a result, as these projects were brought to completion in 2003, the revenues generated by them resulted in little margin or in some cases losses. The Company recorded approximately $1.9 million of additional write-downs on West Coast projects that were either completed or neared completion in 2003. These were the primary reasons for the depressed gross profit percentage by Institutional Security Systems. To address this situation, in 2002 the Company implemented more centralized controls and replaced certain personnel at its West Coast operations.

Cost of goods sold in the Attack Protection segment decreased from $23.7 million in 2002 to $22.7 million in 2003. This was a decrease of $1.0 million or 4.5%. This decrease was smaller than the related sales increase of this segment of 0.1%, resulting in an increase in the gross profit percentage from 16.3% in 2002 to 20.1% in 2003. Although the results of this segment improved in 2003, they are still significantly below what is expected of this segment. We are actively working to better utilize the new capacity provided by the Company in 2002. One of the actions we have taken was to relocate the AirTeq manufacturing operation in Oregon and consolidate it into the facilities we have in Montgomery, Alabama. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus use up some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in our new plant in Alabama.

Cost of goods sold in the Federal Security Systems segment increased from $11.0 million in 2002 to $13.8 million in 2003. This was an increase of $2.8 million or 25.7%. This increase was slightly less than the related sales increase of this segment of 22.9%. The Federal Security Systems segment gross profit percentage was 17.7% and 15.9% in 2002 and 2003 respectively. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment increased from $13.2 million in 2002 to $25.9 million in 2003. This was an increase of $12.7 million. Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon. In addition, in 2003 the Company recognized approximately $5.5 million of revenue related to hardware supplied pursuant for a contract with one of its customers. This hardware was furnished at minimal gross profit of approximately 6.7%, which caused the entire margin for this segment to be reduced. This segment recorded a $1.6 million charge for a contract in litigation. This charge was recorded by reducing previously recorded revenues by approximately $600 thousand and increasing cost of goods sold by $1.0 million. While the outcome cannot be predicted, the Company believes it is in a strong position and intends to vigorously pursue this action and recover its contract value plus any additional damages incurred by the Company.

Operating expenses increased from $25.8 million in 2002 to $32.3 million in 2003. This was an increase of $6.5 million. Much of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon. Included in operating expenses in 2003 is $362 thousand related to the closure and relocation of its ISS Midwest regional office and its Airteq manufacturing group.

In conjunction with the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.

                                           Amount              Life
                                        -----------       -------------------
                                        (in thousands)      (in years)
    Trade name                         $        5,340       Indefinite
    Customer relationships             $        2,500           14
    Software                           $        3,000           5
    Backlog                            $          300           2
    Other                              $          135           3

The amortization of the above intangibles resulted in the Company recording amortization expense related to these intangibles of $973 thousand and $649 thousand in 2003 and 2002, respectively, which is included in operating expenses.

Research and Development expenses increased from $4.9 million in 2002 to $7.4 million in 2003. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs. The increase in 2003 over 2002 is largely a reflection of the May 2002 acquisition of Tiburon by the Company.

Interest expense remained relatively constant at $1.4 million in both 2003 and 2002.

                                               Monthly Weighted          Monthly Weighted
                                                Average - 2003            Average -  2002
                                                Amount       Rate         Amount        Rate
                                                ------       ----         ------        ----
                                            (in thousands)            (in thousands)
        Bank borrowings                    $    16,208        3.6%     $     17,983      3.8%
        Industrial revenue bonds           $     4,675        3.7%     $      4.387      2.6%
        Subordinated borrowings            $         -          -      $      1,310      4.9%

        In addition the Company recorded
        the following interest expense:
        Amortization and write-off
         of financing charges              $       250                  $       145

Taxes on Income. The effective tax rate in 2003 was 40.8% as compared to 36.1% in 2002. The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company's earnings occurred.

Net Income. The Company reported net income of $3.4 million and $1.8 million in 2003 and 2002, respectively. Diluted earnings per share increased to $.42 in 2003 from $.23 in 2002. The weighted average number of common shares outstanding and equivalents increased from 7.9 million in 2002 to 8.2 million 2003.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenues. The Company had revenues of $155.6 million and $127.4 million for the years ended December 31, 2002 and December 31, 2001, respectively. This was an increase of $28.2 million or 22.1%. Revenues from the Institutional Security Systems segment increased from $81.0 million in 2001 to $84.2 million in 2002. This was an increase of 3.9%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry as opposed to, from sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to its ability to win and work on more projects than it did in the previous year. One of the reasons it was able to do this was because its backlog had grown from $85.3 million at December 31, 2000 to $92.3 million at December 31, 2001 thus providing it with the ability to engage in more work in 2002 than it did in 2001. At December 31, 2002, the backlog for the Institutional Security System's segment had grown still further to $99.5 million. Revenues from the Attack Protection segment increased from $23.2 million in 2001 to $28.4 million in 2002, an increase of 22.4%.

The Attack Protection segment was largely capacity constrained in 2001.
As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provides the segment the necessary capacity to generate incremental revenue of approximately $10 million per year. Of the $5.2 million of increased revenue generated by the Attack Protection segment, $1.8 million was generated as a result of this expansion. Attack Protection also encompasses the Company's Fiber SenSys product line. This product line continued to experience increased demand for its perimeter protection product resulting in sales of $4.9 million in 2002 as compared to $1.5 million in 2001. As such, 65.3% of the revenue growth in the Attack Protection segment in 2002 resulted from the growth of the Fiber SenSys product. Revenues from the Federal Security Systems segment decreased from $18.7 million in 2001 to $13.4 million in 2002. This was a decrease of 28.4%. At December 31, 2001 the Federal Security System segment backlog was a relatively small $380 thousand. Substantially all of the Company's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue to be driven by contract awards it received in 2002. This will inherently cause its revenue to decline. The Federal Security segment did conclude 2002 with $11.4 million of backlog. Revenues from the Public Safety and Justice segment increased $25.1 million from $4.5 million in 2001 to $29.6 million in 2002, On May 2, 2002, the Company completed its acquisition of Tiburon, Inc. Prior thereto, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting. Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company and thus its results are now consolidated with those of the Company. Tiburon's revenues for the eight month period it was owned by the Company were $24.9 million, which accounts for substantially all of this segment's revenue increase.

Expenses. Cost of goods sold increased from $102.1 million in 2001 to $120.7 million in 2002. This was an increase of $18.6 million or 18.2%. This increase was largely a result of the acquisition of Tiburon on May 2, 2002, which added an additional $10.4 million of cost of goods sold to the results of the Company. The balance of the increase in cost of goods results from increases from the Institutional Security Systems and Attack Protection segments, offset by a decline from the Federal Security Systems segment.

The smaller percentage increase in cost of goods sold as compared to the percentage increase in sales resulted in an increased gross profit percentage of 22.4% in 2002 as compared to 19.8% in 2001. Gross profit increased from $25.3 million in 2001 to $34.8 million in 2002.

Cost of goods sold in the Institutional Security Systems segment increased from $66.3 million in 2001 to $72.8 million in 2002. This was an increase of $6.5 million or 9.8%, This increase was larger than the related sales increase of this segment of 3.9% resulting in a decline in the gross profit percentage from 18.2% in 2001 to 13.5% in 2002. During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns amounted to approximately $2.4 million, which accounts for the majority of the decline in the segment's gross profit percentage in 2002. Cost overruns amounted to approximately $0.7 million and $1.7 million in the third and fourth quarters of 2002, respectively. To address this situation, the Company implemented more centralized controls and has replaced certain personnel at its West Coast operations. Cost of goods sold in the Attack Protection segment increased from $16.8 million in 2001 to $23.7 million in 2002. This was an increase of $6.9 million or 41.4%. This increase was larger than the related sales increase of this segment of 22.4%, resulting in a decline in the gross profit percentage from 27.7% in 2001 to 16.3% in 2002. The Attack Protection segment experienced lower-than-expected volume in its Bullet and Blast Resistant windows and doors product line which was exacerbated by excess plant capacity which resulted from the addition of its new 75,000 square foot factory which was placed in service during the first quarter of 2002. As a result of the terrorist attacks of September 11, 2001, the Company geared up in anticipation of increased demand for this segment's product, which is only now beginning to materialize. This new factory was provisioned and staffed, via new equipment and hires as well as by the movement of equipment and staff from its existing factory. This resulted in the Company running both of its factories at levels significantly below optimum capacity, resulting in numerous operational inefficiencies. As a result, the Company experienced incremental expenses in excess of the commensurate volume increase thus resulting in its decline in gross profit percentage. Cost of goods sold in the Federal Security Systems segment decreased from $16.3 million in 2001 to $11.0 million in 2002. This was a decrease of $5.3 million or 32.5%. This decrease was larger than the related sales decrease of this segment of 28.4%, resulting in an increase in the gross profit percentage from 12.7% in 2001 to 17.8% in 2002. Substantially all of the projects awarded to this segment are discrete projects. The increased gross profit percentage is a result of the projects awarded in 2002 having a greater margin than those awarded in the prior year. Cost of goods sold in the Public Safety and Justice segment increased from $2.7 million in 2001 to $13.2 million in 2002. This was an increase of $10.5 million. Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon.

Operating expenses increased from $17.4 million in 2001 to $25.8 million in 2002. This was an increase of $8.4 million or 48.3%. Substantially all of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon.

Amortization of Intangible Assets and Capitalized Software Acquired in the Tiburon Acquisition. In conjunction with the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards No. 141, (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization.

                                             Amount                Life
                                           -----------          ----------
                                         (in thousands)         (in years)
       Trade name                         $      5,340          Indefinite
       Customer relationships             $      2,500             14
       Software                           $      3,000              5
       Backlog                            $        300              2
       Other                              $        135              3

The amortization of the above intangibles for the eight months the Company owned Tiburon in 2002 resulted in the Company recording amortization expense related to the intangibles of $649 thousand included in operating expenses.

Research and Development expenses increased from $70 thousand in 2001 to $4.9 million in 2002. Historically, the Company did not expend significant monies on research and development. In 2002, with the acquisition of Tiburon, the Company expended significantly more dollars on software development. It should be noted that these research and development expenditures are presently expected to be recurring expenses and the approximate $4.8 million incurred by Tiburon in 2002 was only for the eight month period Tiburon was owned by CompuDyne in 2002. The amount expended by Tiburon during calendar 2002, including the period it was not owned by the Company was significantly greater. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice markets. Tiburon is a worldwide market leader in the development, implementation, and support of public safety and justice automation systems. Being a technology driven enterprise, Tiburon is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

Interest expense decreased from $2.6 million in 2001 to $1.4 million in 2002. The decrease in the Company's interest expense in 2002 is a result of the Company repaying a high interest rate subordinate borrowing ($9.0 million at 13.15%) in October 2001 with the proceeds from its Private Investment, Public Equity ("PIPE") financing. In addition, 2001 interest expense included $357 thousand of expense related to the write off of non-recurring capitalized finance charges from a previous bank financing that was replaced in November 2001. In addition, to finance the acquisition of Tiburon, Inc. the Company's banks increased its line of credit by $10 million, which the Company borrowed in full to pay part of the cash portion of the purchase price included in operating expenses.

The following table compares the weighted average of the Company's 2002 and 2001 interest bearing borrowings and the related interest rates charged thereon.

                                               Monthly Weighted            Monthly Weighted
                                                Average - 2002              Average - 2001
                                                Amount       Rate           Amount       Rate
                                              ------------   ----         -----------    ----
                                             (in thousands)             (in thousands)
          Bank borrowings                    $      17,983    3.8%        $     8,888    12.5%
          Industrial revenue bonds           $       4,387    2.6%        $     1,902     6.6%
          Subordinated borrowings            $       1,310    4.9%        $     8,081    13.0%

          In addition the Company recorded
          the following interest expense:
          Amortization and write-off
              of financing charges           $         145                $       439

Other income in 2002 primarily relates to dividends of $76 thousand received on the investment in the preferred shares of Tiburon and equity income of $23 thousand recorded on the investment in Tiburon prior to May 2, 2002.

Taxes on Income. The effective tax rate in 2002 was 36.1% as compared to 28.4% in 2001. In 2001 a reduction of a valuation allowance on a deferred tax asset on the Company's balance sheet was recorded because it was determined that as a result of the Company's continued higher level of taxable earnings, it is more likely than not that the Company would realize the tax benefit. For 2001 the benefit was $534 thousand. Absent this valuation reduction, the effective tax rate would have been 37.8% in 2001. The primary reason for this change in effective tax rates is due to a change in the mix in the states in which the Company's earnings occur and because of lower levels of tax deductions received from same day sales from employees exercising and selling stock purchased under the Company's stock option plan.

Net Income. The Company reported net income of $1.8 million and $4.1 million in 2002 and 2001, respectively. Fully diluted earnings per share decreased to $.23 in 2002 from $.67 in 2001. The weighted average number of common shares outstanding and equivalents increased from 6.1 million in 2001 to 7.9 million in 2002. During the year, approximately 92.4 thousand shares of common stock were repurchased by the Company. This decline in the shares outstanding was offset by the new shares issued in the Tiburon purchase transaction in late May 2002.

Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank and public financings, and the sale of its common stock. The Company's liquidity requirements arise from cash necessary to carry its inventories and billed and unbilled receivables, for capital expenditures, to repurchase shares of its common stock under its share repurchase program, for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate customers of the Company are primarily Federal, State and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of December 31, 2003, the Company had working capital of $28.8 million compared with $30.8 million as of December 31, 2002. The most significant changes in working capital were decreases in accounts receivable and costs in excess of billings.

Net cash provided by operating activities was $11.0 million in 2003 versus $1.8 million provided by operating activities in 2002.

Net cash used for investing activities was $1.1 million in 2003 compared to $13.5 million in 2002. Capital expenditures declined from $3.2 million in 2002 to $1.1 million in 2003. Much of the 2002 capital expenditures related to the acquisition and provisioning of the Attack Protection segment's new 75,000 square foot factory, completed in the second quarter of 2002 in Montgomery, Alabama to increase capacity of the Attack Protection segment. Net payments for the acquisition of Tiburon, Inc. during 2002 were $10.4 million.

Net cash used in financing activities amounted to $9.3 million in 2003 compared with $12.7 million provided by financing activities in 2002. As a result of the cash generated by the Company's operations in 2003, the Company was able to reduce its bank borrowings by $9.9 million. Approximately $10.4 million of the $15.5 million borrowing from banks in 2002 were used to finance the acquisition of Tiburon on May 2, 2002. The decrease in cash used in financing activities in 2003 is primarily a result of repayments under the Company's bank credit facilities.

The following table summarizes the contractual obligations of the Company as of December 31, 2003 and the payments due by period.

                                          (in thousands)
                             Long-Term Debt            Operating Leases
                             --------------            ----------------
         December 31:
           2004                $     2,103              $     2,715
           2005                     11,990                    1,924
           2006                        440                      865
           2007                        440                      675
           2008                        440                      344
         Thereafter                  2,245                      108
                              ------------              -----------
         Totals               $     17,658              $     6,631
                              ============              ===========

In addition, the Company enters into purchase obligations to procure equipment and services, including subcontractor contracts, in the performance of the day-to-day operations of its business. Substantially all of these obligations are covered by our existing backlog and the revenues generated by these backlogs are expected to be sufficient to meet any payment obligations resulting from these purchase commitments.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated notes due January 21, 2011. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share.

The Company's total outstanding borrowings at December 31, 2003 amounted to approximately $17.7 million. These borrowings were at variable rates.

The Company had two borrowings from banks, both made under a Credit Agreement that provides for both term borrowings and a line of credit.

The first borrowing is a three-year term loan due in quarterly installments through November 2004. This borrowing, originally in the amount of $5.0 million, was entered into on November 16, 2001. The amount outstanding as of December 31, 2003 was $1.7 million. The interest rate is variable and can range from LIBOR +1.75% to 3.5% or prime +0.5% to 2.25%. The rate charged the Company is based on the Company's leverage ratio at the end of each quarter. The leverage ratio is defined as the ratio of consolidated indebtedness for borrowed money, capital leases, guaranties of borrowed money and reimbursement obligations in respect of letters of credit divided by the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA). The interest rate charged to the Company was 3.62% at December 31, 2003.

The second borrowing available from banks under the Credit Agreement is a $25.0 million line of credit, due February 16, 2005. Borrowings outstanding under this line of credit as of December 31, 2003 were $11.6 million. Its interest rate is variable and can range from LIBOR plus 1.50% to 3.25% or the prime rate plus 0.25% to 2.0%. The interest rate charged the Company is based on the Company's leverage ratio at the end of each quarter as defined above. The rates charged to the Company ranged from 3.39% to 5.00% at December 31, 2003.

The Company also had two industrial revenue bonds outstanding at December 31, 2003 in the amounts of $1.6 million and $2.9 million. The interest rate charged to the Company at December 31, 2003 was 1.5% and 1.4% respectively. These borrowings bore interest at variable rates between 0.9% and 1.9% during 2003 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's $7.4 million of letters of credit, the Company has no other material off balance sheet liabilities.

The Company had $6.1 million of unused availability under its line of credit at December 31, 2003.

As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated notes due January 21, 2011. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and its 6.25% convertible subordinated note will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company's notes payable to banks mature on February 16, 2005. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

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

The current interest rate environment nationally is at historic lows. In light of this favorable environment, the Company determined that it was in its best interests to lock in a favorable fixed interest rate for a significant amount of borrowings. These borrowings, which were made on a subordinated basis were used to pay off the Company's existing bank debt and will be available to fund the Company's future growth opportunities and also will be available to fund any acquisitions which the Company may wish to pursue. These funds will be instrumental in the Company's growth through acquisition strategy. Unlike the Company's existing bank debt, the 6.25% Convertible Subordinated Notes do not contain any restrictive covenants or ratios. As a result of securing this borrowing, the Company intends to renegotiate its current bank lines of credit. Although the Company currently does not see the need to borrow under its bank lines, it intends to keep such lines open and available to enhance its financial flexibility.

During January and February 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 6.25% Convertible Subordinated Note. The Company has decided not to repay any of its Industrial Revenue Bond ("IRB") borrowings as it has determined that there were certain favorable tax treatments afforded the Company when it entered into these IRB's which it would lose in the event these borrowings were repaid prematurely.

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

In June 2003, the Company moved its Airteq Systems manufacturing facility from leased space in Tualatin, Oregon to its new plant in Montgomery, Alabama, which was purchased in 2002 for its Attack Protection business. The move is expected to result in manufacturing efficiencies, labor reductions, better sharing of engineering and other overhead resources, and will absorb excess capacity in the Montgomery plant. In conjunction with the Airteq move, the Company's Fiber SenSys business, which manufactures fiber optic based perimeter sensors for intrusion detection, moved from its leased space in Beaverton, Oregon to the larger Airteq facility, which resulted in a 10,000 square foot expansion for Fiber SenSys. These moves resulted in charges totaling approximately $346 thousand in 2003, and should result in annual savings of $250 thousand in addition to providing added capacity for Fiber SenSys.

Pension Plan
Prior to 2003 the Company maintained a money purchase pension plan, which covered employees at one of its divisions. Salaried employees at this division were eligible to participate in this plan after one year of service. Annual contributions of between 3% and 5% of annual compensation were made by the Company depending on the employees' years of service. The expense related to funding the plan was $507 thousand during 2002. Effective December 31, 2002, the Company ceased contributions to this plan. The participants in this plan were 100% vested. The plan was then terminated and the participants have been given three distribution options: a rollover to the 401K, cash distribution, or annuity purchase.

CompuDyne's Total Backlog
CompuDyne's total backlog amounted to $139.4 million at December 31, 2003. This was a decrease of 31.8% from the Company's December 31, 2002 backlog of $204.3 million. The break down of the Company's backlog by business segment is as follows:
                                          December 31,          December, 31,
                                             2003                   2002
                                         (in thousands)        (in thousands)
                                          --------------        -------------
    Institutional Security Systems        $     57,258          $      99,527
    Attack Protection                           10,043                 18,478
    Federal Security Systems                     8,326                 11,440
    Public Safety and Justice                   63,727                 74,867
                                          ------------           ------------
             Totals                       $    139,354           $    204,312
                                          ============           =============

Included in the backlog of the Public Safety and Justice segment at December 31, 2003 and 2002 is $12.0 million and $26.3 million, respectively, representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

Critical Accounting Policies
A complete description of the Company's significant accounting policies appears in the Notes to the Consolidated Financial Statements appearing elsewhere in this report.

Percentage of Completion Accounting and Revenue Recognition
Approximately 82% of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's manufacturing and construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results. These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the contract.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets
The Company reviews the carrying value of goodwill and unamortized intangible assets annually during the fourth quarter of the year as of October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled approximately $31.1 million, net at December 31, 2003.

Stock Compensation Policy
The Company accounts for its stock-based compensation using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks Much of the work CompuDyne performs is for state and local governmental units. These entities have been particularly hard hit by recent economic conditions and the resultant contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for where possible is being deferred by the customer into the future, presumably when the economy will experience more robust times.

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

Over time the Company believes these units will start to see a significant increase in business which has not as of yet begun.

As a result of the above factors, during the last two years the Company has experienced a more challenging marketplace than it experienced in several years prior to September 11, 2001.

Impact of Inflation
Inflation did not have a significant effect on CompuDyne's operations during 2003.

Market Risk
The Company is exposed to market risk related to changes in interest rates. At December 31, 2003, the Company had a total of $17.7 million of notes payable outstanding. These borrowings were all at variable rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial amount of $11.5 million. The amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At December 31, 2003 the amount of the swap agreement had declined to $4.7 million at a fixed rate of 4.9%. As such, approximately $13.0 million of the Company's variable rate borrowings were not hedged with an interest rate swap agreement. On January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated notes due January 21, 2011. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down its variable bank notes payable. Subsequent to the pay-down of its bank notes payable the only variable rate borrowings outstanding are approximately $4.4 million of Industrial Revenue Bonds, which approximates the amount of its outstanding swap agreement. In the event interest rates increase dramatically, since these lines bear interest at variable rates, the increase in interest rate expense to the Company could be material to the results of operations of the Company.

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

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entitites" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne. Refer to Note 15, "Commitments and Contingencies," in the notes to Consolidated Financial Statements for additional information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
CompuDyne has variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the LIBOR rate used to determine the interest rate applicable to the borrowing under the Company's bank borrowings.

The information below summarizes CompuDyne's sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2003. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2003. Note 11 to the consolidated financial statements contains descriptions of the Company's notes payable and should be read in conjunction with the table below.

It should be noted that on January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated notes due on January 21, 2011. The notes bear interest at a rate of 6.25% per annum, payable semi-monthly, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down its variable bank notes payable. The pay down of its variable borrowings reduced the Company's interest rate risk.


     Financial Instruments by Expected Maturity Date

Year Ending December 31                 2004          2005           2006         2007        2008
                                   -----------  -----------    -----------  -----------  -----------
Notes Payable:
   Variable rate ($)                $ 2,103,333  $ 11,990,000    $ 440,000    $ 440,000     $ 440,000
   Average interest rate                    4.5%         5.0%         6.0%        6.5%         7.0%
   Fixed rate ($)                   $         -  $        -      $     -      $     -       $    -
   Average interest rate                      -           -            -            -            -

Year Ending December 31              Thereafter     Total       Fair Value
                                    -----------  -----------    -----------
Notes Payable:
   Variable rate ($)                $ 2,245,000   $ 17,658,333   $  17,658,333
   Average Interest Rate                   7.0%          5.3%             5.3%
   Fixed rate ($)                   $         -   $        -     $         -
   Average Interest Rate                      -            -               -

Year Ending December 31                 2004           2005           2006        2007         2008
                                    -----------  -----------    -----------  -----------  -----------
Interest Rate Swaps:
   Variable to Fixed ($)            $ 2,705,880   $ 2,029,420     $       -   $     -        $    -
     Average pay rate                      4.90%         4.90%            -         -             -
     Average receive rate                  2.00%         3.00%            -         -             -

Year Ending December 31             Thereafter      Total       Fair Value
                                    -----------  -----------    -----------
Interest Rate Swaps:
   Variable to Fixed ($)            $       -     $ 4,735,300   ($   155,625)
   Average pay rate                         -              -              -
   Average receive rate                     -              -              -



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of CompuDyne Corporation
Hanover, Maryland

We have audited the accompanying consolidated balance sheets of CompuDyne Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
March 8, 2004


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,
                        ASSETS                                                   2003        2002
                                                                               --------    --------
                                                                              (dollars in thousands)
Current Assets
       Cash and cash equivalents                                              $   1,869    $  1,274
       Accounts receivable, net                                                  41,780      45,168
       Contract costs in excess of billings                                      17,568      18,297
       Inventories                                                                6,704       6,401
       Deferred tax assets                                                        1,371       1,220
       Prepaid expenses and other                                                 2,322       2,510
                                                                               --------    --------
             Total Current Assets                                                71,614      74,870

Property, plant and equipment, net                                               10,079      12,171
Goodwill, net                                                                    21,280      21,938
Other intangible assets, net                                                      9,785      10,171
Deferred tax assets                                                                --           987
Other                                                                               904         667
                                                                               --------    --------
             Total Assets                                                      $113,662   $ 120,804
                                                                               ========    ========


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued liabilities                               $  21,078   $  22,235
       Billings in excess of contract costs incurred                             13,551      13,602
       Deferred revenue                                                           6,036       5,812
       Current portion of notes payable                                           2,103       2,402
                                                                               --------    --------
             Total Current Liabilities                                           42,768      44,051

Notes payable                                                                    15,555      25,108
Deferred tax liabilities                                                          1,592       2,114
Other                                                                               820         327
                                                                               --------    --------
             Total Liabilities                                                   60,735      71,600

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, 2,000,000 shares authorized and unissued                   --          --
       Common stock, par value $.75 per share: 15,000,000 shares
           authorized; 8,567,680 and 8,391,522 shares issued
           at December 31, 2003 and 2002, respectively                            6,426       6,294
       Additional paid-in-capital                                                42,755      42,508
       Retained earnings                                                          7,926       4,518
       Accumulated other comprehensive loss                                         (93)       (196)
       Treasury stock, at cost; 594,877 shares and 573,930
           shares at December 31, 2003 and 2002, respectively                    (4,087)     (3,920)
                                                                               --------    --------
             Total Shareholders' Equity                                          52,927      49,204
                                                                               --------    --------
             Total Liabilities and Shareholders' Equity                        $113,662   $ 120,804
                                                                               ========    ========


                The accompanying notes are an integral part of these financial statements.


                                       23



                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Year Ended December 31,
                                        2003         2002         2001
                                      ---------    ---------    ---------
                                      (in thousands, except per share data)
Net sales                             $ 193,263    $ 155,556    $ 127,394
Cost of goods sold                      146,867      120,740      102,114
                                      ---------    ---------    ---------
Gross profit                             46,396       34,816       25,280

Operating expenses                       32,305       25,785       17,378
Research and development                  7,374        4,916           70
                                      ---------    ---------    ---------
Operating income                          6,717        4,115        7,832
                                      ---------    ---------    ---------

Other expense (income)
 Interest expense                         1,389        1,427        2,552
 Interest income                           (338)         (33)         (12)
 Other (income) expense                     (90)        (119)        (432)
                                      ---------    ---------    ---------
   Total other expense                      961        1,275        2,108
                                      ---------    ---------    ---------

Income before income taxes                5,756        2,840        5,724
Income taxes                              2,348        1,026        1,632
                                      ---------    ---------    ---------
Net income                            $   3,408  $     1,814    $   4,092
                                      =========    =========    =========

Earnings per share:
Basic earnings per common share       $     .43  $      .24     $     .75
                                      =========    =========    =========

Weighted average number of common
 shares outstanding                       7,895        7,456        5,424
                                      =========    =========    =========

Diluted earnings per common share     $     .42  $      .23     $     .67
                                      =========    =========    =========

Weighted average number of common
 shares and equivalents                   8,158        7,940        6,110
                                      =========    =========    =========


      The accompanying notes are an integral part of these financial statements.


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                        Accumulated
                                                                Additional  Retained       Other
                                              Common Stock       Paid-in    Earnings   Comprehensive   Treasury Stock
                                            Shares    Amount     Capital    (Deficit)      Loss        Shares  Amount       Total
                                            -----------------    ---------  ---------  -------------  ----------------   -----------
Balance at January 1, 2001                  5,473    $  4,104    $ 11,870   $ (1,388)   $   --           165    $ (790)   $ 13,796
Tax benefit from the exercise
  of stock options                                                  1,310                                                    1,310
Common stock issued in PIPE                 1,076         808      12,413                                                   13,221
Common stock issued                            10           8          80                                                       88
Warrants and stock
  options exercised                           574         430       2,303                                                    2,733
Purchase of treasury stock                                                                               313    (2,489)     (2,489)
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                    7,133       5,350      27,976     (1,388)       --           478    (3,279)     28,659
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     4,092                                         4,092
Other comprehensive income, net of tax:
    Loss on interest rate swap
       agreement                                                                            (129)                             (129)
     Translation adjustment                                                                   15                                15
                                                                                                                         -----------
Comprehensive income (loss)                                                                                                  3,978
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                7,133       5,350      27,976      2,704        (114)        478      (3,279)   32,637

Tax benefit from the exercise
  of stock options                                                    253                                                      253
Common stock issued in
  connection with acquisition
  of  Tiburon, Inc.                         1,124         843      13,406                                                   14,249
Warrant issued in
  connection with acquisition
  of  Tiburon, Inc.                                                   262                                                      262
Warrants exercised in
  cashless exercise                             9           6          58                                  4         (64)       --
Stock options exercised                       126          95         553                                                      648
Purchase of treasury shares                                                                               92        (577)     (577)
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                    8,392       6,294      42,508      2,704        (114)        574      (3,920)   47,472
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                     1,814                                         1,814
Other comprehensive income,
  net of tax:
    Loss on interest rate swap
       agreement                                                                             (74)                              (74)
     Translation adjustment                                                                   (8)                               (8)
Comprehensive income (loss)                                                                                                 --------
                                                                                                                             1,732
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002                8,392       6,294      42,508      4,518        (196)        574      (3,920)   49,204

Tax benefit from the exercise
  of stock options                                                    127                                                      127
Acquisition of Tiburon
  Purchase price adjustment                                          (370)                                                    (370)
Stock options exercised                       128          96         360                                                      456
Warrants exercised                             48          36         130                                 21        (166)       --
Purchase of treasury shares                                                                               --          (1)       (1)
------------------------------------------------------------------------------------------------------------------------------------
 Subtotal                                   8,568       6,426      42,755      4,518        (196)        595      (4,087)    49,416
Net income                                                                     3,408                                          3,408
Other comprehensive
  income, net of tax:
    Gain on interest rate
      swap agreement                                                                         110                               110
Translation adjustment                                                                        (7)                               (7)
                                                                                                                           --------
Comprehensive income (loss)                                                                                                   3,511
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                8,568    $  6,426   $  42,755    $  7,926    $    (93)       595   $  (4,087)  $ 52,927
                                           ========   ========    ========    ========    ========   ========   ========   ========


     The accompanying notes are an integral part of these financial statements.

                                       25



                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                                2003          2002         2001
                                                                            -----------   ----------   -----------
                                                                                         (in thousands)
Cash flows from operating activities:
       Net income                                                              $  3,408    $  1,814    $  4,092

Adjustments to reconcile net income to net cash provided by (used in)
 operations:
       Depreciation and amortization                                              2,988       2,848       1,874
       Deferred income tax (benefit) expense                                        245      (1,630)       (275)
       Equity earnings in affiliated company                                       --           (23)        (75)
       Loss (Gain) from disposition of property, plant and equipment               --            (1)        (69)
       Other, net                                                                  --          --            (5)

Changes in assets and liabilities:
       Accounts receivable                                                        3,388      (4,828)        362
       Contract costs in excess of billings                                       1,305       4,533      (7,439)
       Inventories                                                                 (303)       (158)     (1,454)
       Prepaid expenses and other current assets                                    188       1,275      (1,003)
       Other assets                                                                (237)        (49)       (391)
       Accounts payable and accrued liabilities                                    (830)     (4,887)      3,999
       Billings in excess of contract costs incurred                                (51)      1,871      (1,590)
       Deferred revenue                                                             224       1,021        --
       Other liabilities                                                            665          (9)       (232)
                                                                               --------    --------    --------
Net cash flows provided by (used in) operating activities                        10,990       1,777      (2,206)
                                                                               --------    --------    --------

Cash flows from investing activities:
       Additions to property, plant and equipment                                (1,068)     (3,150)     (1,386)
       Proceeds from sale of property, plant and equipment                           14          40         401
       Net payment for acquisitions                                                 (71)    (10,362)     (6.086)
                                                                               --------    --------    --------
Net cash flows used in investing activities                                      (1,125)    (13,472)     (7,071)
                                                                               --------    --------    --------

Cash flows from financing activities:
       Issuance of common stock                                                    --          --            88
       Warrants exercised                                                           166          64       1,862
       Common stock issued in PIPE                                                 --          --        13,221
       Stock options exercised                                                      583         902         871
       Purchase of treasury stock                                                  (167)       (641)    (18,983)
       Sale of treasury stock                                                      --          --        16,494
       Borrowings of subordinated notes payable                                    --          --         1,250
       Repayment of subordinated notes payable                                     --        (1,762)     (9,170)
       Borrowings of bank notes                                                    --        15,500      12,000
       Repayment of bank notes                                                   (9,852)     (1,390)     (9,137)
                                                                               --------    --------    --------
Net cash flows (used in) provided by financing activities                        (9,270)     12,673       8,496
                                                                               --------    --------    --------

Net change in cash and cash equivalents                                             595         978        (781)
Cash and cash equivalents at the beginning of the year                            1,274         296       1,077
                                                                               --------    --------    --------
Cash and cash equivalents at the end of the year                               $  1,869    $  1,274    $    296
                                                                               ========    ========    ========

Supplemental disclosures of cash flow information: Cash paid during the year for:
       Interest                                                                $  1,087    $  1,314    $  2,105
       Income taxes, net of refunds                                            $  1,873    $  2,137    $  1,151


    The accompanying notes are an integral part of these financial statements


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations CompuDyne Corporation, a Nevada corporation, operates in four sectors of the security industry - Institutional Security Systems, Attack Protection, Public Safety and Justice, and Federal Security Systems.

The Institutional Security Systems segment provides physical and electronic security products and services to the corrections industry (jails and prisons), and to the courthouse, municipal and commercial markets.

The Attack Protection segment manufactures bullet, blast and attack resistant windows and doors designed for high-end security applications, including embassies, courthouses, Federal Reserve buildings and banks; also manufactures fiber optic systems used to detect physical intrusion, protect large perimeters and for the physical protection of data lines; and, fixed, removable, semi-automatic vehicle bollards and wedge barrier security systems.

The Public Safety and Justice segment provides a fully integrated suite of products including computer assisted dispatching, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. In addition, the Company's Public Safety and Justice segment provides sophisticated inmate management software.

The Federal Security Systems segment provides the United States military, governmental agencies and state and local units with specialty engineering and security services, often of a classified nature.

Summary of Significant Accounting Policies The consolidated financial statements of CompuDyne Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries. On May 2, 2002, CompuDyne completed its acquisition of all of the issued and outstanding shares of Tiburon at which time Tiburon became a wholly owned subsidiary of CompuDyne. Prior to May 2 the Company accounted for its investment in Tiburon using the equity method and such investment was included in Investment in Affiliated Company. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These include estimates of percentage-completion on long-term contracts and valuation allowances for contracts, accounts receivable and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition Much of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. Revenues and the associated costs from software products and related hardware installations as well as computer programming and systems engineering services delivered as part of the company's delivery of its software products are recognized using the percentage-of-completion method using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. The Company's manufacturing and construction contracts utilize costs incurred to date on a project divided by the total expected project costs to determine the completion percentage. Revenue under cost reimbursable contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts is recognized to the extent of billable rates times hours incurred plus materials expense incurred. Revenue from fixed price construction contracts is recognized under the percentage of completion method, whereby a portion of the total contract price is recognized based on the amount of costs incurred to date as a percentage of total estimated costs. Changes in revenue, costs, and profit estimates occurring during the course of a contract are recognized in the period in which the revisions are determined. Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the service contract once the system is installed. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenues recognized to date over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date on certain contracts.

Sales of products, unrelated to contract revenue, are recognized as revenue at the time of shipment, which is when title passes.

Goodwill Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets. CompuDyne will continue to conduct impairment tests annually in the fourth quarter of each fiscal year. As of October 1, 2003, there was no impairment of goodwill and intangible assets. As of January 1, 2002, CompuDyne discontinued the amortization of all goodwill. Amortization for the twelve months ended December 31, 2001 was $66.0 thousand. Net income and fully diluted earnings per common share for the twelve months ended December 31, 2002 and 2003, assuming goodwill was not amortized during this period, would not vary significantly from the amount recorded.

Impairment Accounting CompuDyne reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on CompuDyne's ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated. The measurement of impairment requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

Cash and Cash Equivalents The Company considers all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions. These deposits may exceed the federally insured limits.

Property, Plant, Equipment and Software Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is computed principally by the straight-line method based upon the estimated useful lives of the various classes of assets. Leasehold improvements are amortized over their useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized. In addition, the Company capitalizes software which serves as the base product in its sales products.

Inventories Inventories are stated at the lower of cost or market, using the first-in, first-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase and production of inventories.

Warranty Reserves In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne. The Interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 15, "Commitments and Contingencies," in the Notes to Consolidated Financial Statements for additional information.

Deferred Revenue The Company provides ongoing maintenance and service for many of its completed projects. Much of this work is performed pursuant to maintenance agreements, which typically cover such services for a twelve month period. The Company recognizes revenue under these contracts ratably over the term of the contract. Any revenues not yet earned under the contract is recorded as deferred revenue in the accompanying financial statements

Comprehensive Income (Loss) Comprehensive income (loss) consists of unrealized gains or (losses) on foreign currency translation adjustments and an interest rate swap agreement and is presented in the Consolidated Statements of Changes in Stockholders' Equity.

Fair Value and Hedging The Company hedges the cash flows of some of its long-term debt using an interest rate swap. The Company enters into these derivative contracts to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

Income Taxes The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees", ("APB No. 25") and has adopted only the disclosure requirements of SFAS No. 123, "Accounting For Stock-Based Compensation" ("SFAS No. 123"). The Company accounts for non-employee stock-based compensation using the fair value method in accordance with SFAS No. 123, as amended by SFAS No. 148.

Other Recently Issued Accounting Pronouncements

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

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entitites" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. Management does not believe the adoption of FIN 46(R) will have a material impact on the Company's financial position, results of operations or cash flows.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   SUBSEQUENT EVENT

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated notes due January 21, 2011. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. These notes are subordinated to all other liabilities of the Company.

3.   ACQUISITION OF TIBURON, INC.

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

During the first quarter of 2003 the Company revised down the purchase price of Tiburon by $3.8 million when in fact the downward revision should have been $370 thousand. The financial statements have been adjusted to reflect the $370 thousand revision.

The purchase price was recorded as follows (in thousands):

          Goodwill                       $ 19,813
          Current assets                   20,215
          Property plant and equipment      3,653
          Other long term assets            8,917
          Liabilities assumed             (19,168)
                                         --------
          Purchase price                 $ 33,430
                                         ========

The following are the Company's unaudited pro-forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:

                                                 Twelve Months Ended
                                                      December 31,
                                                  2003             2002
                                       ----------------------------------------
                                        (in thousands, except per share data)

         Revenue                            $      193,263    $   169,304
         Net income                         $        3,408    $     2,077
         Earnings per share:
         Basic                              $          .43    $       .28
         Diluted                            $          .42    $       .26

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2002, or of future results of operations.

4.       EARNINGS PER SHARE

Earnings per common share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per common share on the face of the statement of operations. Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share also reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Stock options and warrants to purchase 901,770 shares for 2003, 488,500 for 2002 and 212,500 for 2001 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share.

Convertible shares in the amount of 2,897,768 resulting from our January 22, 2004 issuance of $40.25 million principal amount of 6.25% Convertible Subordinated Notes, were not dilutive and therefore, were not included in the computation of diluted earnings per common share.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:

                                                     2003      2002    2001
                                                    ----------------------------
                                               (in thousands, except per share data)
Net income                                           $3,408   $1,814  $ 4,092
                                                     ======   ======   ======

Weighted average common shares outstanding            7,895    7,456    5,424
Effect of dilutive stock options and warrants           263      484      686
                                                     ------   ------   ------
Diluted weighted average common shares outstanding    8,158    7,940    6,110
                                                     ======   ======   ======

Net income per common share
Basic                                                $  .43   $  .24   $  .75
Diluted                                              $  .42   $  .23   $  .67


5.  ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:
                                                      December 31,
                                              ----------------------------
                                                2003             2002
                                             --------           ----------
     U.S. Government Contracts:                      (in thousands)
          Billed                             $  1,946           $    2,619
          Unbilled                                805                  778
                                             --------           ----------
                                                2,751                3,397
                                             --------           ----------
     Commercial
          Billed                               31,078               35,465
          Retainage                             9,203                7,479
                                             --------           ----------
                                               40,281               42,944
                                             --------           ----------
     Total accounts receivable                 43,032               46,341
     Less: allowance for doubtful accounts     (1,252)              (1,173
                                             --------           ----------
     Accounts receivable, net                $ 41,780           $   45,168
                                             ========           ==========

The Company expects to collect substantially all receivables within one year except for a portion of the receivables recorded for retainage. Retainage expected to be collected in over one year amounts to $2.3 million, or 25% of the total retainage amount at December 31, 2003. Substantially all of the U.S. Government billed receivables result from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 2003, 2002 and 2001 were approximately $12.6 million, $11.5 million and $18.8 million, respectively, or 6.5%, 7.4% and 14.8% of the Company's total net sales for the respective years. The sales to the U.S. Government were in the Institutional Security Systems and Federal Security Systems segments. No other single customer accounted for greater than 10% of the Company's net sales. Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. The Company received final approval on its indirect costs billed to the U. S. Government for 1999 from DCAA during September 2002. No significant payments or billings were made as a result of the approval of the 1999 rates. The years 2000 through 2003 are still open and subject to audit. The Company does not expect the audit of these years to have a material effect on its financial position or results of operations.

6.   CONTRACTS IN PROCESS

Amounts included in the financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts in process are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. The Company expects to bill and collect substantially all costs in excess of billings within one year. Summarized below are the components of the amounts:


                                                              December 31,
                                                           -----------------
                                                           2003        2002
                                                        ---------    ---------
                                                           (in thousands)

Costs and estimated earnings on uncompleted contracts   $ 285,297    $ 345,345
Less customer progress payments                           287,316      346,462
                                                        ---------    ---------
                                                        $  (2,019)   $  (1,117)
                                                        =========    =========
Included in the consolidated balance sheets:
Costs and estimated earnings in excess of billings
  on uncompleted contracts                              $  17,568    $  18,297
Billings in excess of contract costs and estimated
  on uncompleted contracts                                (13,551)     (13,602)
Deferred revenue                                           (6,036)      (5,812)
                                                        ---------    ---------
                                                        $  (2,019)   $  (1,117)
                                                        =========    =========


7.   INVENTORIES
Inventories consist of the following:
                                                              December 31,
                                                         2003           2002
                                                        ---------    ---------
                                                            (in thousands)

  Raw materials                                          $3,745         $3,937
  Work in progress                                        2,310          2,197
  Finished goods                                            649            267
                                                         ---------    ---------
                                                         $6,704         $6,401
                                                         =========    =========

8.   PROPERTY, PLANT AND EQUIPMENT


Property, plant and equipment consist of the following:
                                                                                  December 31,              Estimated
                                                                         ------------------------------     Useful Life
                                                                             2003              2002         In Years
                                                                       ----------------- --------------- ---------------
                                                                                   (in thousands)
     Land and improvements                                             $          435   $            435
     Buildings and leasehold improvements                                       4,888              4,998       7-39
     Machinery and equipment                                                    6,982              6,368       3-10
     Furniture and fixtures                                                     1,132              1,441       3-10
     Automobiles                                                                  530                561       3-7
     Software                                                                   6,111              6,026       3-7
     Construction in progress                                                         -              113
                                                                       ----------------- ---------------
                                                                       $       20,078    $        19,942
          Less: accumulated depreciation and amortization                      (9,999)            (7,771)
                                                                       ----------------- ---------------
                                                                       $       10,079    $        12,171
                                                                       ================= ===============

9.   GOODWILL AND INTANGIBLE ASSETS

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

Goodwill and intangible assets consist of the following:
                                    December 31,             Amortizable
                                 2003         2002              Lives
                              ----------- -------------    ---------------
                                    (in thousands)            (in years)
Goodwill                    $   21,386  $   22,043           Indefinite
Trade name                       6,913       6,913           Indefinite
Customer relationships           2,500       2,500               14
Backlog                            300         300                2
Other                            1,220       1,220             2 - 20
                               --------    --------
                                32,319      32,976
Less: accumulated amortization  (1,254)       (867)
                               --------    --------
                            $   31,065  $    32,109
                               ========    ========

Goodwill consisted of $19.8 million and $20.5 million for the Public Safety and Justice segment at December 31, 2003 and 2002, respectively, $0.8 million for the Institutional Security Systems segment at December 31, 2003 and 2002 and $0.8 million for Attack Protection segment for both December 31, 2003 and 2002

Amortization expense for the twelve months ended December 31, 2003 was $387 thousand. The following schedule lists the expected amortization expense for each of the following years ending December 31:

                                                                 (in
                                                              thousands)
                                                       Year    Expense
                                                      ------   ------
                                                       2004   $  350
                                                       2005      270
                                                       2006      225
                                                       2007      225
                                                       2008      225
                                                              ------
Total                                                         $1,295
                                                              ======

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2003 and 2002 consisted of the following:
                                2003                    2002
                        -------------------------------------------
                                        (in thousands)
Accounts payable         $             14,456   $             14,794
Accrued payroll costs                   4,375                  4,454
Other accrued expenses                  2,247                  2,987
                         --------------------   --------------------
                         $             21,078   $             22,235
                         ====================   ====================

 11. NOTES PAYABLE

                                                                                     December 31,
                                                                                   2003       2002
                                                                                 -------------------
                                                                                   (in thousands)
Industrial revenue bond, interest payable quarterly at a variable rate of 1.00%
to 1.90% (1.50% at December 31, 2003) principal payable in quarterly installments of $35,000. The bond is fully collateralized
by a $1.6 million letter of credit and a bond guarantee agreement                 $ 1,540   $ 1,680

Industrial revenue bond, interest payable quarterly at a variable rate of 0.90%
to 1.75% (1.40% at December 31, 2003) principal payable in yearly installments of $300,000. The bond is fully collateralized
by a $2.9 million letter of credit and a bond guarantee agreement                   2,905     3,500



Line of credit with a Bank, interest range from LIBOR + 2.25% to
Prime + 1.00%, weighted average rate at December 31, 2003 was
3.89%, collateralized by virtually all of the Company's assets                     11,550    19,000

Note payable to Bank, interest at LIBOR plus a fixed credit spread of 2.50%,
(3.62% at December 31, 2003) collateralized by virtually all of the Company's
assets, due in quarterly installments through February 2005                         1,663     3,330
                                                                                  -------   -------
          Total notes payable                                                      17,658    27,510
          Less amount due within one year                                           2,103     2,402
                                                                                  -------   -------
                                                                                  $15,555   $25,108
                                                                                  =======   =======


Maturities of notes payable are as follows:

               Year Ending December 31,           Amount
               ------------------------     -------------
                                            (in thousands)
                        2004                $       2,103
                        2005                       11,990
                        2006                          440
                        2007                          440
                        2008                          440
                        Thereafter                  2,245
                                            --------------
                                            $      17,658

These borrowings contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, maximum permitted capital expenditures, and a restriction against paying dividends. On March 21, 2003, the Company's banks amended its loan agreements, which included a waiver of compliance with various of its loan covenants as of December 31, 2002.

At December 31, 2003, the Company had a $25.0 million secured working capital line of credit. It allows borrowings against eligible accounts receivable, inventories and various other assets. The line of credit matures on February 16, 2005. Of this line, $6.1 million was unused and $4.5 million was committed principally to letters of credit securing the Industrial Revenue Bonds.

The interest rate on the line of credit is variable based on the performance of the Company and ranges from LIBOR + 1.50% to Prime + 2.00%. Interest rates at December 31, 2003 ranged from 3.4% to 5.0%. The Company incurs commitment fees equal to .25% to .50% on any unused balances, defined as the difference between the total amount of its $25.0 million line of credit less amounts borrowed and outstanding letters of credit.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable and Accrued Expenses - The carrying amounts reported in the balance sheets for these items approximate fair value due to the short-term maturities of these assets and liabilities.

Long-Term Debt - The carrying amounts reported in the balance sheet approximate fair value as the amounts are at floating rates and terms available to the Company at December 31, 2003 and 2002 for borrowings for similar transactions.

Interest Rate Swap Agreements - The Company uses interest rate swap agreements to manage exposure to fluctuations in interest rates. At December 31, 2003, the Company had an unleveraged swap agreement with a bank with a notional principal amount of $4.7 million. This agreement was placed on June 26, 2001 with a fixed rate of 4.9% and is settled in cash on a quarterly basis. The term of the agreement is four years.

The Company hedges the cash flows of some of its long-term debt using an interest rate swap. The Company enters into these derivative contracts to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

As of December 31, 2003, the Company recognized the cash flow hedge at its fair value of $156 thousand in accounts payable and accrued expenses on the consolidated balance sheet. The interest rate swap qualifies for cash flow hedge accounting therefore, an unrealized loss of $156 thousand ($93 thousand net of tax), representing the effective portion of the change in its fair value, is reported in other comprehensive loss and will be reclassified into interest expense. For the year ended December 31, 2003, the swap did not have any ineffectiveness for the cash flow hedge.

13.  INCOME TAXES

The components of the income tax provision are as follows:

                                      For the years ended December 31,
                               2003                  2002                  2001
                           -----------            ----------         -----------
                                                (in thousands)
         Current             $   2,103             $  1,314           $   1,907
         Deferred                  245                 (288)               (275)
                           -----------            ----------         -----------
                             $   2,348            $   1,026           $   1,632
                           ===========            ==========          ==========

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 2003 and 2002 are summarized as follows:
                                                            December 31,
                                                           (in thousands)
                                                           2003        2002
                                                         -------    -------
     Deferred tax assets:
          Accrued expenses and deferred compensation     $   301    $   467
          Tax operating loss carry-forward                   526        594
          Book reserves in excess of tax                   1,140        778
          Price risk management activities                    62        131
          Book depreciation in excess of tax depreciation      -        236
                                                         -------    -------
          Total deferred assets                            2,029      2,206
     Deferred tax liabilities:
                Tax depreciation and amortization in excess
                 of book depreciation and amortization
                                                            (537)         -
                Purchased intangibles                     (1,713)    (2,113)
                                                         -------    -------
     Net deferred tax (liability) asset                  $  (221)   $    93
                                                         =======    =======

As a result of the Company's continual availability of taxable earnings, and the expectation that this trend will continue, the Company determined that the tax benefits related to its deferred tax assets are more likely than not to be realized.

At December 31, 2003, the Company and its subsidiaries have net operating loss carry-forwards available to offset future taxable income of approximately $10 million, subject to certain severe limitations. These carry-forwards expire between 2004 and 2010. The utilization of substantially all of these tax loss carry-forwards is limited to approximately $200 thousand each year as a result of an ownership change, which occurred in 1995.

The difference between the statutory tax rate and Company's effective tax rate is summarized as follows:

                                     For the years ended December 31,
                                        2003      2002     2001
                                        ------   ------   ------
Statutory federal income tax rate        34.0%    34.0%    34.0%
State income taxes, net of
  Federal benefit                         6.2      6.0      4.2
Change in valuation allowance             -        -       (5.4)
Tax effect of NOL utilization             -       (0.5)    (1.2)
Tax effect of non-deductible items        1.1      1.0      0.9
Foreign income exclusion                 (2.4)    (5.3)    (4.1)
Other                                     1.9      0.9      -
                                        ------   ------   ------
  Tax                                    40.8%    36.1%    28.4%
                                        ======   ======   ======

14.      SHAREHOLDERS' EQUITY

Sale of Common Stock. On October 29, 2001 the Company completed the sale of 1.1 million new common shares in a Private Investment, Public Equity ("PIPE") transaction. The stock was sold at a price of $12.00 per share, which netted the Company approximately $12.0 million in new equity capital after fees and expenses.

In this same transaction, approximately 1.37 million CompuDyne common shares owned by an institutional shareholder (the "Shareholder") were resold. As a result of this transaction the Shareholder realized approximately $12.8 million, and by agreement with the Shareholder, the Company realized approximately $2.5 million in net capital proceeds. As a condition of the sale of the Shareholders' shares of common stock, the Company was required to repay the $9 million, 13.15% subordinated note held by this Shareholder. In conjunction with financing received by the Company from the Shareholder in 1998, the Shareholder was granted a warrant to purchase 297,000 shares of common stock at $3.25 per share. In conjunction with the PIPE transaction the Shareholder exercised and sold the shares underlying this warrant and therefore, the Company realized approximately $1.0 million from the exercise of the Shareholder warrants. The Company utilized the proceeds of this offering to retire the subordinated note held by the Shareholder and to pay down other bank debt.

Warrants for Common Stock. In connection with the PIPE transaction, the Company granted the underwriter an option to purchase 40,000 shares of the Company's common stock at $12.00 per share, the price at which the shares were sold in the PIPE. These options were granted on October 29, 2001 and expire on October 29, 2006. The shares underlying these warrants have piggyback registration rights. At the Company's option, these piggyback registration rights may either convert to demand registration rights, with any fees related to the registration of these warrants and underlying shares paid by the Company, or the Company may grant the underwriter a put option to sell the shares underlying the warrants back to the Company at a predetermined price.

In connection with the Company's acquisition of Tiburon, the Company exchanged warrants and convertible securities to purchase shares of Tiburon into warrants to purchase shares of the Company. On May 2, 2002, the Company issued 90,962 warrants to purchase shares of CompuDyne common stock at prices ranging from $3.75 to $6.71 per share. During 2002, 11,909 of the warrants were exercised. During 2003, 44,417 of the warrants were exercised resulting in 34,636 of such warrants remaining outstanding at December 31, 2003. The following shows the exercise price and expiration date of the remaining warrants outstanding:

             Number of Warrants       Exercise Price         Expiration Date
             ------------------       --------------         ---------------
                       23,000            $   5.37            December, 2006
                       11,636            $   6.71            December, 2006

Stock Option Plans. The Company has various stock option plans. Under these plans, 2,893,886 options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, are exercisable from 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under all plans, there were 515,634 shares of common stock reserved for future grants as of December 31, 2003. Transactions for stock options and warrants are summarized as follows:

                                        Year                     Year                      Year
                                       ended        Weighted     ended        Weighted     ended           Weighted
                                    December 31,    Average    December 31,   Average    December 31,      Average
                                        2003        Price         2002         Price        2001           Price
                                    ------------   --------   -------------  ---------  ------------       ---------
Outstanding, Beginning of Year         1,489,653   $   8.324    1,126,160    $   6.553     1,334,034      $   4.040
         Granted                         271,500   $   8.131      566,462    $  11.412       423,500      $  10.019
         Exercised                       172,497   $   3.610      137,690    $   5.174       573,874      $   3.283
         Expired or Canceled             174,100   $  10.554       65,279    $  11.280        57,500      $   6.414
                                    ------------   --------   -------------  ---------  ------------       ---------
Outstanding, End of Year              1,414,556    $   8.587    1,489,653    $   8.324     1,126,160      $    6.553
                                    -----------    ---------  -----------    -----------  ----------       ---------
Exercisable, End of Year                 616,365   $   6.625       596,218   $   5.018       455,754      $    4.189
                                    ============   =========  ============   ===========  ===========      =========

Summarized information about stock options and warrants outstanding as of December 31, 2003 is as follows:

                        Options and Warrants Outstanding   Options and Warrants Exercisable
                                       Weighted     Average                     Weighted
                                       Average     Remaining                   Average
                                       Exercise      Life                      Exercise
 Exercise Price Range     Number        Price     (In years)       Number      Price
---------------------   --------     ----------  --------      --------     -----------

  $  1.500 -  7.12       358,286   $   3.493     3.85        306,086      $     2.917
  $  7.310 -  8.50       389,385   $   7.963     8.00        111,988      $     7.988
  $  8.530 - 12.210      378,885   $  10.159     8.09        135,941      $    10.573
  $  13.290 - 16.630     288,000   $  13.701     8.31         62,350      $    13.769
                       ---------                             --------
                       1,414,556   $   8.587     7.04        616,365      $     6.625
                       =========                             ========

                                       36

As of December 31, 2003, the Company continues to account for its stock-based compensation plans using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

The Company has provided below the additional disclosures specified in SFAS No. 123 as amended by SFAS No. 148. For SFAS No. 123 purposes, the fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                     For the Years Ended
                                       2003   2002  2001
                                       ----   ----  ----
Expected life of option in years        6.6   7.5   7.5
Risk-free interest rate                  3%    5%    5%
Expected volatility                     79%   74%   81%


The weighted average fair value at the date of grant for options granted during 2003, 2002 and 2001 was $5.80, $9.40 and $7.51 per option, respectively. Using these assumptions, the fair value of the stock options granted in 2003, 2002 and 2001 is $1,576,000, $4,467,000 and $2,879,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation expense been determined consistent with SFAS No. 123, as amended by SFAS No. 148, utilizing the assumptions detailed above, the Company's net income and earnings per share for the years ended December 31, 2003, 2002 and 2001 would have been reduced to the following pro forma amounts:

                                                                For the Years Ended
                                                            2003        2002        2001
                                                         ---------   ---------   ---------
                                                       (In thousands except per share data)

Net Income:
    As reported                                          $   3,408   $   1,814   $   4,092
    Deduct:  Total stock-based employee compensation
      expense determined under fair value based method
      for all awards net of related tax effects              1,117       1,374         519
                                                         ---------   ---------   ---------
    Pro forma                                            $   2,291   $     440   $   3,573
Basic earnings per share:
    As reported                                          $    0.43   $    0.24   $    0.75
    Pro forma                                            $    0.29   $    0.06   $    0.66
Diluted earnings per share:
    As reported                                          $    0.42   $    0.23   $    0.67
    Pro forma                                            $    0.28   $    0.06   $    0.58

The resulting pro forma compensation cost may not be representative of that expected in future years.

15.  COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space, equipment, distribution, manufacturing and storage facilities under non-cancelable operating leases with various expiration dates through July, 2009. Rental expense for the years ended December 2003, 2002 and 2001 totaled $3.2 million, $2.4 million and $1.3 million, respectively.

As of December 31, 2003, future minimum rental payments required under non-cancelable operating leases are as follows (in thousands):
         Year Ending
         December 31           Total
         -------------     -----------
              2004         $    2,715
              2005              1,924
              2006                865
              2007                675
              2008                344
              Thereafter          108
                           -----------
                           $    6,631
                           ===========

Purchase Obligations. In addition, the Company enters into purchase obligations to procure equipment and services, including subcontractor contracts, in the performance of the day-to-day operations of its business. Substantially all of these obligations are covered by our existing backlog and the revenues generated by these backlogs are expected to be sufficient to meet any payment obligations resulting from these purchase commitments.

Product Warranties. Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. At December 31, the Company had product warranty accruals as follows:

Product Warranty Liabilities               2003                      2002
----------------------------               ----                      ----
                                        (in thousands)          (in thousands)
                                        --------------         ---------------
Beginning balance at January 1          $        482           $        448
Plus accruals for product warranties             499                    621
Changes in pre-existing warranties              (464)                  (587)
                                        --------------         ---------------
Ending balance at December 31           $        517           $        482
                                        =================      ===============

Legal Matters. The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Some of our businesses, especially Institutional Security Systems, involve working as a subcontractor to a prime contractor. From time to time we make claims against the prime contractor, or the prime contractor makes claims against us. At any point in time we are engaged in a number of claim disputes with prime contractors, some of which may have a significant negative outcome. Although the total amount of liability with respect to these matters can not be ascertained, the Company believes that any resulting liability should not have a material effect on its financial position, results of future operations or cash flows.

In addition to claims with prime contractors, we may also make claims against customers and customers may make claims against us. During the fourth quarter of 2003 we received a complaint alleging that our PS&J segment breached its contract to provide a public safety software system to a customer. This customer is seeking to recover damages including treble damages, costs and attorney's fees. To date we have collected $642 thousand of the $1.9 million contract price. While the outcome cannot be predicted, the Company believes it is in a strong position and intends to vigorously pursue this action and recover its contract value plus any additional damages incurred by the Company. The Company recorded a $1.7 million charge for this contract in 2003.

Over the past several years, we have been named in lawsuits involving asbestos related personal injury and death claims in which CompuDyne Corporation, individually and as an alleged successor, is a defendant. We have been named as a defendant in cases related to claims for asbestos exposure allegedly due to asbestos contained in certain of its predecessor's products. We have advised our insurers of each of these cases, and the insurers are providing a defense pursuant to agreement with us, subject to reservation of rights by the insurers. The insurers have advised that claims in such litigation for punitive damages, exemplary damages, malicious and willful and wanton behavior and intentional conduct are not covered. One of the carriers has given notice that asbestos related claims are excluded from certain of these policies. The insurers have additional coverage defenses, which are reserved, including that claims may fall outside of a particular policy period of coverage. Litigation costs to date have not been significant and we have not paid any settlements from our own funds.

The Company cannot ascertain the total amount of potential liability with respect to these legal matters, but does not believe that any such liability should have a material effect on its financial position, future operations or future cash flows.

16.  EMPLOYEE BENEFIT PLANS

The Company established a non-qualified Employee Stock Purchase Plan in October 1999, the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company's common stock. The Company matches at a rate of 15% of the employee purchase at the market value of the common stock for the monthly purchase period. The Company purchases stock on the open market and distributes the shares monthly to employees individual accounts. Expense for matching contributions to the plan was $34 thousand, $41 thousand, and $34 thousand for 2003, 2002, and 2001 respectively.

The Company has 401(k) retirement savings plans covering all employees. All employees are eligible to participate in a plan after completing one year of service. Participants may make before tax contributions subject to Internal Revenue Service limitations. CompuDyne currently matches up to 2.5% of employee contributions up to a maximum of 5% of annual earnings. Expense for matching contributions to the Plan was $712 thousand, $609 thousand and $298 thousand for 2003, 2002, and 2001, respectively.

The Company had a money purchase pension plan that covered salaried employees at one of the Company's divisions. All salaried employees at this division were eligible to participate in the plan after one year of service. The Company made annual contributions of 3% to 5% determined on years of service. Expense related to this plan was $0 thousand in 2003, $507 thousand in 2002 and $486 thousand in 2001. Effective December 31, 2002, the Company ceased contributions to this plan. The balance in this plan was 100% vested and the plan was then terminated giving participants three distribution options, rollover to the 401K, cash distribution, or annuity purchase.

17.      OPERATING SEGMENT INFORMATION

Segment information has been prepared in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 defines "operating segments" to be those components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally desegregates financial information for the purpose of assisting in making internal operating decisions.

The following segment information includes operating information for CompuDyne's four operating segments, Institutional Security Systems, Attack Protection, Federal Security Systems and Public Safety and Justice in addition to Corporate activities for each of the years ended December 31, 2003, 2002 and 2001. Also included is operating information from Tiburon, Inc. (Public Safety and Justice segment) since its date of acquisition, May 2, 2002.

                                              Revenues                      Gross Profit
                                            -----------                   ----------------
(in thousands)                       2003       2002       2001      2003       2002       2001
                                   --------   --------   --------   --------   --------   --------
Institutional Security Systems     $ 98,653   $ 84,182   $ 81,026   $ 14,203   $ 11,384   $ 14,718
Attack Protection                    28,375     28,357     23,213      5,694      4,618      6,433
Federal Security Systems             16,441     13,374     18,669      2,606      2,372      2,361
Public Safety and Justice            49,794     29,643      4,486     23,893     16,442      1,768
CompuDyne Corporate                       -          -          -          -          -          -
                                   --------   --------   --------   --------   --------   --------
                                   $193,263   $155,556   $127,394   $ 46,396   $ 34,816   $ 25,280
                                   ========   ========   ========   ========   ========   ========

                                     Total Assets, at Year End          Pre-tax Income (Loss)
                                     -------------------------          ---------------------
                                     2003       2002       2001      2003       2002       2001
                                   --------   --------   --------   --------   --------   --------
Institutional Security Systems     $ 34,343   $ 37,881   $ 41,680   $  3,613   $  1,867   $  4,115
Attack Protection                    21,202     21,156     13,258        551       (706)     1,914
Federal Security Systems              6,076      6,234      6,459        953        827        982
Public Safety and Justice            47,369     52,561      4,068        407        444       (783)
CompuDyne Corporate                   4,672      2,972      9,020        232        408       (504)
                                   --------   --------   --------   --------   --------   --------
                                   $113,662   $120,804   $ 74,485   $  5,756   $  2,840   $  5,724
                                   ========   ========   ========   ========   ========   ========

                                        Capital Expenditures         Depreciation and Amortization
                                        --------------------        ------------------------------
                                     2003       2002       2001      2003       2002       2001
                                   --------   --------   --------   --------   --------   --------
Institutional Security Systems     $    312   $    119   $    892   $    330   $    562   $    912
Attack Protection                       215      2,580        135        885        622        365
Federal Security Systems                 72          -         41         68         70         77
Public Safety and Justice               451        396         68      1,679      1,573        515
CompuDyne Corporate                      18         55         11         26         20          5
                                   --------   --------   --------   --------   --------   --------
                                   $  1,068   $  3,150   $  1,147   $  2,988   $  2,847   $  1,874
                                   ========   ========   ========   ========   ========   ========

  Included in the 2003 results is a $1.6 million pre-tax charge for a contract in litigation, which occurred in the Public Safety and Justice segment. While the outcome cannot be predicted, the Company believes it is in a strong position and intends to vigorously pursue this action and recover its contract value plus any additional damages incurred by the Company.

  During 2003, the Company increased its allowance for doubtful accounts by approximately $725 thousand in its Institutional Security Systems segment for past due receivables. Pre-tax income in the Attack Protection segment benefited by approximately $900 thousand from a successful arbitration decision related to a disputed customer receivable.

  During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the latter half of the year and amounted to approximately $2.4 million. As a result, as these projects were brought to completion in 2003, the revenues generated by them resulted in little margin or in some cases losses. The Company recorded $1.9 million of additional write-downs on its West Coast projects that were either completed or neared completion in 2003.

18.  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)

                                                First      Second       Third    Fourth
(In thousands, except per share data)         Quarter     Quarter     Quarter    Quarter          Total
                                            ---------    --------    --------    --------    ------------
Year ended December 31, 2003
Revenues
Institutional Security Systems              $  23,448    $ 25,692    $ 26,357    $ 23,156    $     98,653
Attack Protection                               8,343       6,533       6,036       7,463          28,375
Federal Security Systems                        3,489       4,261       4,549       4,142          16,441
Public Safety and Justice                      11,487      11,052      16,194      11,061          49,794
                                            ---------    --------    --------    --------    ------------
Total revenues                              $  46,767    $ 47,538    $ 53,136    $ 45,822    $    193,263

Pre-tax Income(loss)
Institutional Security Systems              $     737    $    835    $  1,216    $    825    $      3,613
Attack Protection                                 562         (52)       (663)        704             551
Federal Security Systems                          207         296         223         227             953
Public Safety and Justice                          68         482         790        (933)            407
Unallocated corporate income                       (2)        166          70          (2)            232
                                            ---------    --------    --------    --------    ------------
Pre-tax income from operations              $   1,572    $  1,727    $  1,636    $    821    $      5,756

Net income                                  $     942    $  1,037    $    982    $    447    $      3,408
                                            ---------    --------    --------    --------    ------------

Basic earnings per share                    $    .12    $    .13    $     .12    $    .06    $        .43
                                            ---------    --------    --------    --------    ------------
Diluted earnings per share                  $    .12    $    .13    $     .12    $    .05    $        .42
                                            ---------    --------    --------    --------    ------------


                                                First      Second       Third     Fourth
(In thousands, except per share data)         Quarter     Quarter     Quarter     Quarter          Total
                                            ---------    --------    --------    --------    ------------
Year ended December 31, 2002
Revenues
Institutional Security Systems              $  20,220    $ 21,981    $ 20,823    $ 21,158    $     84,182
Attack Protection                               6,174       5,598       6,939       9,646          28,357
Federal Security Systems                        2,968       3,893       3,386       3,127          13,374
Public Safety and Justice                       1,128       7,944      10,232      10,339          29,643
                                            ---------    --------    --------    --------    ------------
Total revenues                              $  30,490    $ 39,416    $ 41,380    $ 44,270    $    155,556

Pre-tax Income(loss)
Institutional Security Systems              $   1,138    $  1,040    $    152    $   (463)   $      1,867
Attack Protection                                   7        (696)       (155)        138            (706)
Federal Security Systems                           49         252         208         318             827
Public Safety and Justice                           2         491         (38)        (11)
                                                                                                      444
Unallocated corporate income                       22         101         158         127             408
                                            ---------    --------    --------    --------    ------------
Pre-tax income from operations              $   1,218    $  1,188    $    325    $    109    $      2,840

Net income                                  $     781    $    713    $    195    $    125    $      1,814
                                            ---------    --------    --------    --------    ------------
Basic earnings per share                    $    .12     $    .10    $    .03    $    .02    $        .24
                                            ---------    --------    --------    --------    ------------
Diluted earnings per share                  $    .11     $    .09    $    .02    $    .02    $        .23
                                            ---------    --------    --------    --------    ------------

  Included in the results of the fourth quarter of 2003 is a $1.6 million pre-tax charge for a contract in litigation, which occurred in the Public Safety and Justice segment. While the outcome cannot be predicted, the Company believes it is in a strong position and intends to vigorously pursue this action and recover its contract value plus any additional damages incurred by the Company.

  In the fourth quarter of 2003, the Company increased its allowance for doubtful accounts by approximately $725 thousand in its Institutional Security Systems segment for past due receivables. Pre-tax income in the Attack Protection segment benefited by approximately $900 thousand from a successful arbitration decision related to a disputed customer receivable.

  During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were recorded in the third and fourth quarters of 2002 and totaled approximately $700 thousand and $1.7 million respectively. As a result, as these projects were brought to completion in 2003, the revenues generated by them resulted in little margin or in some cases losses. The Company recorded $1.9 million of additional write-downs on its West Coast projects that were either completed or neared completion in 2003. Of these costs $1.2 million occurred in the fourth quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

ITEM 9a. CONTROLS AND PROCEDURES

CompuDyne's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, CompuDyne's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the internal controls over financial reporting, and there have been no significant changes or deficiencies or material weaknesses in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls during the quarter and subsequent to December 31, 2003. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

                               PART III

Information required by Items 10, 11, 12 and 13 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2003.

                                PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2003.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

(a) Financial Statements
    (1) Index to Financial Statements
         Independent Auditors' Report
         Consolidated Balance Sheets at December 31, 2003 and 2002 Consolidated Statements of Operations for the years ended
          December 31, 2003, 2002 and 2001
         Consolidated Statement of Changes in Shareholders' Equity
            for the years ended December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the years ended
            December 31, 2003, 2002 and 2001
         Notes to Consolidated Financial Statements
    (2) Schedule II - Schedule of valuation and qualifying accounts

(b) Reports on Form 8-K
    (1) A current report on form 8-K regarding an alleged complaint against the Company dated December 04, 2003 and filed with the Securities and Exchange Commission on December 11, 2003.
    (2) A current report on form 8-K regarding the unaudited results for CompuDyne at September 30, 2003 dated and filed with the Securities and Exchange Commission on November 06, 2003.

(c) Exhibits

    The Exhibits listed on the index below are filed as a part of this Annual Report.

                              SCHEDULE II

                COMPUDYNE CORPORATION AND SUBSIDIARIES
             SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
             YEARS ENDED DECEMBER 31, 2003, 2002, and 2001
                             ($ thousands)

                                                         Balance at Charged to           Balance
                                                         Beginning  Costs and            at End
Description                                              of Period  Expenses  Deduction of Period
-----------                                              ---------  --------  --------- ---------
Year Ended December 31, 2003
    Reserve and allowances deducted from asset accounts:
    Reserve for excess and slow moving inventory           $  642      367      (169)    $  840
    Reserve for accounts receivable                        $1,173      995      (917)    $1,251

Year Ended December 31, 2002
    Reserve and allowances deducted from asset accounts:
    Reserve for excess and slow moving inventory           $  385      257      --       $  642
    Reserve for accounts receivable                        $1,094       79      --       $1,173
    Tax asset allowance                                    $  329     --        (329)    $ --

Year Ended December 31, 2001
    Reserve and allowances deducted from asset accounts:
    Reserve for excess and slow moving inventory           $  691     --        (306)    $  385
    Reserve for accounts receivable                        $1,260     --        (166)    $1,094
    Tax asset allowance                                    $  993     (534)     (130)    $  329


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

3(A). Articles of Incorporation of CompuDyne Corporation filed with the Secretary of State of the State of Nevada on May 8, 1996, herein incorporated by reference to Registrant's Proxy
       Statement dated May 13, 1996 for its 1996 Annual Meeting of
       Shareholders.

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

10 (A).CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated July 17, 2001 for its 2001 Annual Meeting of Shareholders.

10 (B).Credit Agreement dated November 16, 2001 by and among CompuDyne
       Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (B) to registrant's 8-K filed November 21, 2001.

10 (C).First Amendment to Credit Agreement dated December 19, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (C) to Registrant's 10-K filed on March 29, 2002.

       Second Amendment to Credit Agreement dated April 22, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to Registrant's 8-K filed on May 2, 2002.

       Third Amendment to Credit Agreement dated September 30, 2002 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (c) to our 10-K for the year ended December 31, 2002.

       Fourth Amendment to Credit Agreement dated March 21, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 99 to Registrant's 8-K filed on March 31, 2003.

       Fifth Amendment to Credit Agreement dated June 27, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit
       10.1 to  Registrant's  8-K filed on August 13, 2003.

       Sixth Amendment to Credit Agreement dated July 15, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10.2 to Registrant's 8-K filed on August 13, 2003.

10 (D).1996 Stock Non-Employee Director Plan, herein incorporated by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

10 (E).Stock Option Agreement dated August 21, 1995 by and between
       Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

10.1(A)*.Seventh Amendment to Credit Agreement dated December 19, 2003 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders is incorporated herein.

21.*   Subsidiaries of the Registrant.

23.*   Independent Auditors' Consent

31.1 * Certification of Chief Executive Officer pursuant to Rule
        13(a)-14(a) or 15(d)-14(a)

31.2 * Certification of Chief Financial Officer pursuant to Rule
        13(a)-14(a) or 15(d)-14(a)

32.1 * Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, for Mr. Martin Roenigk

32.2 * Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002, for Mr. Geoffrey F. Feidelberg

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

                                   COMPUDYNE CORPORATION
                                   ---------------------
                                    (Registrant)

                                     By:/s/  Martin Roenigk
                                     -------------------------
                                     Martin Roenigk
                                     Chief Executive Officer

                                     By:/s/  Geoffrey F. Feidelberg
                                     ---------------------------------
                                     Geoffrey F. Feidelberg
Dated: March 8, 2004                 Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2004.

/s/ Martin A. Roenigk         Director, Chairman, President        /s/ David W. Clark, Jr.     Director
------------------------      and Chief Executive Officer          -------------------------
Martin A. Roenigk                                                  David W. Clark, Jr.



/s/ Millard H. Pryor, Jr.     Director                             /s/ Ronald J. Angelone      Director
----------------------------                                       -------------------------
Millard H. Pryor, Jr.                                              Ronald J. Angelone


/s/ Philip M. Blackmon        Director and                         /s/ Wade B. Houk            Director
------------------------      Executive Vice-President             -----------------------
Philip M. Blackmon                                                 Wade B. Houk


/s/ Geoffrey F. Feidelberg    Chief Financial Officer              /s/Bruce Kelling            Director
----------------------------                                       ----------------------
Geoffrey F. Feidelberg                                             Bruce Kelling


CERTIFICATION                                                      Exhibit 31.1


I, Martin A. Roenigk, certify that:

1.   I have reviewed this annual report on Form 10-K of CompuDyne
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


         Date: March 8, 2004
                                        /s/ Martin Roenigk
                                        ------------------------
                                        Martin Roenigk
                                        Chief Executive Officer

CERTIFICATION                                                      Exhibit 31.2

I, Geoffrey F. Feidelberg, certify that:

1.   I have reviewed this annual report on Form 10-K of CompuDyne
Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the year covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the years presented in this report;

4. The registrant's other certifying officer and I, are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the year in which this report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the year covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors;

    (a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


         Date: March 8, 2004
                                         /s/ Geoffrey F. Feidelberg
                                         ----------------------------
                                         Geoffrey F. Feidelberg
                                         Chief Financial Officer

Exhibit 32.1

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Annual Report of CompuDyne Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Martin Roenigk, Chief Executive Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 8, 2004

                         /s/ Martin Roenigk
                         ------------------------
                         Martin Roenigk
                         Chief Executive Officer

                                                                           32.2

                       CERTIFICATION PURSUANT TO
                        18 U.S.C. SECTION 1350
                        AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CompuDyne Corporation (the "Company") on Form 10-K for the period ending December 31, 2003 accompanying this certification and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geoffrey F. Feidelberg, Chief Financial Officer of the Company, certify, to the best of my knowledge, pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. ss. 1350, that:

    1. The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

    2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 8, 2004

                          /s/ Geoffrey F. Feidelberg
                          ----------------------------
                          Geoffrey F. Feidelberg
                          Chief Financial Officer


                              EXHIBIT 21

                    SUBSIDIARIES OF THE REGISTRANT

                                                                                                              Percentage
                                                                                                              of voting
                                                                                                              securities
                                             Incorporated                                                      owned by
                                               under the                                                      immediate
Name                                            laws of                   Parent                               parent
------------------------------           -----------------------       ------------------------------         ----------

CompuDyne Corporation *                           Nevada                 Registrant
SecureTravel, Inc.*                               Nevada                 CompuDyne Corp.                         100%
CompuDyne Corp. of Maryland *                     Maryland               CompuDyne Corp.                         100%
Quanta Systems Corporation *                      Connecticut            CompuDyne Corp.                         100%
CompuDyne, Inc.**                                 Delaware               CompuDyne Corp.                         100%
CorrLogic, Inc. *                                 Nevada                 CompuDyne Corp.                         100%
Norment Security Group, Inc. *                    Delaware               CompuDyne Corp.                         100%
Norshield Corporation  *                          Alabama                CompuDyne Corp.                         100%
Norment Industries S.A. (Pty) Ltd.                South Africa           Norment Security Group, Inc.            100%
Fiber SenSys, Inc. *                              Oregon                 CompuDyne Corp.                         100%
Tiburon, Inc. *                                   Virginia               CompuDyne Corp.                         100%



Note:   *   All subsidiaries of the Registrant as of December 31,
            2003, are included in the consolidated financial
            statements of the Registrant.
        **  CompuDyne, Inc. filed for petition in bankruptcy on
            December 31, 1991.



                              Exhibit 23

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-87445 and 333-09435 of CompuDyne Corporation on Form S-8 of our report dated March 8, 2004, appearing in this Annual Report on Form 10-K of CompuDyne Corporation for the year ended December 31, 2003.

DELOITTE & TOUCHE LLP
Baltimore, Maryland
March 8, 2004