Form 10-Q
period 2004-03-31
COMPUDYNE CORP
filed 2004-05-07
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the transition period from_________ to_________


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

                             Yes X              No
                                ---                ---

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                            Yes  X              No
                                --                ---

As of May 6, 2004, a total of 8,073,126 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                                            Page No.
                                                                                            -------

Part I.  Financial Information

   Item 1. Financial Statements - Unaudited

      Condensed Consolidated Balance Sheets - March 31, 2004
      and December 31, 2003                                                                    3

      Condensed Consolidated Statements of Operations -
      Three Months Ended March 31, 2004 and 2003                                               4

      Condensed Consolidated Statement of Changes in
      Shareholders' Equity - Three Months Ended
      March 31, 2004                                                                           5

      Condensed Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 2004 and 2003                                               6

      Notes to Condensed Consolidated Financial Statements                                     7-13

  Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                           14-23

  Item 3. Quantitative and Qualitative Disclosures
      About Market Risk                                                                        24

  Item 4. Controls and Procedures                                                              25

Part II.  Other Information                                                                    26

      Signature                                                                                27






                          ITEM 1. FINANCIAL STATEMENTS
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  March 31,         December 31,
                        ASSETS                                                      2004               2003
                                                                                    ----               ----
                                                                                             (in thousands)
Current Assets
       Cash and cash equivalents                                                $    3,802       $    1,869
       Marketable securities                                                        22,465                -
       Accounts receivable, net                                                     41,241           41,780
       Contract costs in excess of billings                                         14,767           17,568
       Inventories                                                                   5,874            6,704
       Deferred tax assets                                                           1,270            1,371
       Prepaid expenses and other                                                    1,859            2,322
                                                                                -----------      -----------
             Total Current Assets                                                   91,278           71,614


Property, plant and equipment, net                                                   9,654           10,079
Goodwill                                                                            21,280           21,280
Other intangible assets, net                                                         9,673            9,785
Other                                                                                  754              904
                                                                                -----------      -----------
           Total Assets                                                         $  132,639        $ 113,662
                                                                                ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued liabilities                                 $   17,229        $  21,078
       Billings in excess of contract costs incurred                                11,091           13,551
       Deferred revenue                                                              5,460            6,036
       Current portion of notes payable                                                440            2,103
                                                                                ------------     -----------
             Total Current Liabilities                                              34,220           42,768

Notes payable                                                                        4,005           15,555
Convertible subordinated notes payable                                              38,978                -
Deferred tax liabilities                                                             1,654            1,592
Other                                                                                  665              820
                                                                                ------------     ------------
             Total Liabilities                                                      79,522           60,735

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, 2,000,000 shares authorized and unissued                         -                -
       Common stock, par value $.75 per share: 15,000,000 shares
          authorized; 8,614,309 and 8,567,680 shares issued at
          March 31, 2004 and December 31, 2003, respectively                         6,459            6,426
       Additional paid-in-capital                                                   42,974           42,755
       Retained earnings                                                             7,619            7,926
       Accumulated other comprehensive gain(loss)                                      152              (93)
       Treasury stock, at cost; 594,877 shares at
          March 31, 2004 and  December 31, 2003                                     (4,087)          (4,087)
                                                                                ------------     ------------
             Total Shareholders' Equity                                             53,117           52,927
                                                                                -----------      -----------
             Total Liabilities and Shareholders' Equity                         $  132,639        $ 113,662
                                                                                 =========         =========

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                          Three Months Ended
                                                                                March 31,
                                                                         2004              2003
                                                                      ---------         ---------
                                                                   (in thousands, except per share data)

    Revenues:
    System sales                                                     $    34,326       $   42,270
    Service and other                                                      4,701            4,497
                                                                     ------------     ------------
       Total net sales                                                    39,027           46,767
                                                                     -----------      -----------

    Cost of sales:
    System sales                                                          27,414           33,605
    Service and other                                                      1,415            1,379
                                                                     ------------     ------------
       Total cost of sales                                                28,829           34,984
                                                                     -----------      -----------

    Gross profit                                                          10,198           11,783

    Operating expenses                                                     8,162            7,987
    Research and development                                               1,755            1,862
                                                                     ------------     -----------
    Income from operations                                                   281            1,934
                                                                     -------------    -----------

    Other expense (income)
      Interest expense                                                       749              378
      Interest income                                                        (78)             (16)
      Other expense                                                          121                -
                                                                     -------------    -----------
          Total other expense                                                792              362
                                                                     -------------    -----------

    (Loss) income before income taxes                                       (511)           1,572
    Income taxes (benefit)                                                  (204)             630
                                                                     -------------    -----------
     Net (loss) income                                               $      (307)   $         942
                                                                     ==============   ===========

    (Loss) earnings per share:
    Basic (loss) earnings per common share                           $      (.04)  $          .12
                                                                     ==============   ===========

    Weighted average number of common
    shares outstanding                                                     8,009            7,822
                                                                     =============    ===========

    Diluted (loss) earnings per common share                         $      (.04)  $          .12
                                                                     =============    ===========

    Weighted average number of common
    shares and equivalents                                                 8,009            8,073
                                                                     =============    ===========






   The accompanying notes are an integral part of these financial statements.



                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)



                                                                            Accumulated
                                                       Additional              Other
                                      Common  Stock     Paid-in Retained  Comprehensive    Treasury     Stock
                                      Shares  Amount    Capital Earnings  Income /(Loss)    Shares      Amount    Total
                                      ------ -------   -------- --------  --------------   ----------  -------   ------
January 1, 2004                       8,568  $6,426    $42,755   $7,926           $(93)           595  $(4,087) $52,927

Stock options exercised                  46      33        219        -              -              -        -      252
   Subtotal                           8,614   6,459     42,974    7,926            (93)           595  $(4,087)  53,179

Net loss                                  -       -          -     (307)             -              -        -     (307)

Other comprehensive
  income, net of tax:
Ineffectiveness of interest
   rate swap agreement                    -       -          -        -             93              -        -       93
Unrealized gain on
  available for sale
  marketable securities                   -       -          -        -            152              -        -      152
Balance at
  March 31, 2004                      8,614  $6,459    $42,974   $7,619           $152            595  $(4,087) $53,117


   The accompanying notes are an integral part of these financial statements.



                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       2004               2003
                                                                                      ------             -------
                                                                                            (in thousands)
Cash flows from operating activities:
     Net (loss) income                                                          $        (307)   $         942

Adjustments to reconcile net income to net cash provided by operations:
    Depreciation and amortization                                                         704              751
     Deferred tax (benefit) expense                                                         -               (1)
    (Gain) loss from disposal of property, plant and equipment                             (1)               -
    Amortization of debt discount                                                          36                -
    Unrealized loss on interest rate swap                                                 126                -

Changes in assets and liabilities:
    Accounts receivable                                                                   539            2,632
    Contract costs in excess of billings                                                2,801            1,820
     Inventories                                                                          830              880
    Prepaid expenses and other current assets                                             463              493
    Other assets                                                                          150               (2)
    Accounts payable and accrued liabilities                                           (3,975)             553
    Billings in excess of contract costs incurred                                      (2,460)            (252)
    Deferred revenue                                                                     (576)            (259)
                                                                                -------------    -------------
Net cash flows (used in) provided by operating activities                              (1,670)           7,557
                                                                                -------------    -------------

Cash flows from investing activities:
    Purchase of marketable securities                                                 (22,212)               -
     Additions to property, plant and equipment                                          (167)            (128)
    Proceeds from sale of property, plant and equipment                                     1                1
         Net payment for acquisition                                                        -              (55)
                                                                                -------------   --------------
Net cash flows used in investing activities                                           (22,378)            (182)
                                                                                -------------   --------------

Cash flows from financing activities:
     Issuance of common stock                                                             252              102
    Repayment of bank notes and line of credit                                        (13,213)          (7,416)
    Borrowings of convertible subordinated notes payable                               38,942                -
                                                                                -------------   --------------
Net cash provided by (used in) financing activities                                    25,981           (7,314)
                                                                                -------------   --------------

Net change in cash and cash equivalents                                                 1,933               61
Cash and cash equivalents at beginning of period                                        1,869            1,274
                                                                                -------------   --------------
Cash and cash equivalents at end of period                                      $       3,802    $       1,335
                                                                                =============   ==============

Supplemental disclosures of cash flow information: Cash paid during the period for:
      Interest                                                                  $         135    $         294
      Income tax, net of refunds                                                $         187    $         128


   The accompanying notes are an integral part of these financial statements.


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT POLICIES

Basis of Presentation:
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2003 has been derived from the Company's December 31, 2003 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003. Operating results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:
In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending June 30, 2004. We are currently evaluating the impact of adopting EITF 03-06 on our consolidated financial statements.

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne.

Comprehensive Income:
The following table shows the components of comprehensive (loss) income, net of income taxes, for the three months ended March 31, 2004 and 2003, in thousands.


                                                                           For the Three Months
                                                                               Ended March 31,
                                                                         2004                2003
                                                                        ---------         ---------

                    Net (loss) income                               $    (307)        $     942
                    Unrealized gain on available-for-sale securities      152                 -
                    Ineffectiveness of interest rate swap agreement        93                 -
                    Translation adjustment                                  -                (7)
                    Loss on interest rate swap agreement                    -                21
                                                                      -------          ---------

                    Comprehensive (loss) income                     $     (62)        $     956
                                                                    =========         =========



Stock-based Compensation:
As of March 31, 2004, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company's 2003 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                                          For the Three Months
                                                                                            Ended March 31,
                                                                                         2004              2003
                                                                                   ----------       --------------
                                                                             (in thousands, except per share data)
Net (loss) income, as reported                                                  $        (307)   $        942
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards net of related tax effects                  (249)           (363)
                                                                                --------------   -------------
Pro forma net (loss) income                                                     $        (556)   $        579
                                                                                =============    ============

(Loss) earnings per share:
Basic - as reported                                                             $        (.04)   $        .12
Basic - pro forma                                                               $        (.07)   $        .07

Diluted - as reported                                                           $        (.04)   $         .12
Diluted - pro forma                                                             $        (.07)   $         .07

The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                               For The Three Months Ended
                                                          March 31,
                                                    2004               2003
                                                --------          ---------
         Expected life in years                      5.5               7.5
         Risk-free interest rate                     2.8%              3.9%
         Expected volatility                        76.6%             73.0%


Reclassifications:
Certain prior period amounts have been reclassified to conform to the current period's presentation.

2. OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended March 31, 2004 and 2003, in thousands.

                                                                                                          Pre-tax
                                             Revenues                      Gross Profit                 Income/(Loss)
                                             --------                      ------------                 -------------

                                      2004         2003              2004         2003              2004        2003
                                   -------      -------           -------      -------           -------     ----------
Institutional Security
      Systems                  $    16,057    $  23,448         $    2,505   $    3,277        $    207  $      737
Attack Protection                    6,953        8,343                919        1,975            (679)        562
Federal Security Systems             3,575        3,489                490          522             200         207
Public Safety and Justice           12,442       11,487              6,284        6,009             435          68
CompuDyne Corporate                      -            -                  -            -            (674)         (2)
                               -----------  -----------       ------------   ----------      ----------   ----------
                               $    39,027    $  46,767         $   10,198   $   11,783        $   (511) $    1,572
                               ===========  ===========       ============   ===========     ==========   ==========


3. EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using the weighted average number of shares outstanding during the period and excludes any dilutive effects of options or warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options and warrants to purchase 1,361,427 and 1,037,656 shares for the three month periods ended March 31, 2004 and 2003 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, another 2,897,768 shares issuable upon conversion of our 6.25% Convertible Subordinated Notes (the "2004 Notes") due January 15, 2011 are excluded as the effect is antidilutive.

The computations of the Company's basic and diluted (loss) earnings per share amounts for the three months ended March 31, 2004 and 2003 were as follows, in thousands, except per share data:


                                                        2004              2003
                                                     ----------         -------

Net (loss) income                                    $    (307)       $      942
                                                     ===========        ========

Weighted average common shares outstanding               8,009             7,822
Effect of dilutive stock options and warrants                -               251
                                                     ----------         --------
Diluted weighted average common shares outstanding       8,009             8,073
                                                     ==========         ========

Net (loss) income per common share
     Basic                                           $     (.04)       $     .12
     Diluted                                         $     (.04)       $     .12

4.     INVENTORIES

Inventories consist of the following:

                                                                  March 31,      December 31,
                                                                   2004             2003
                                                                  --------       ----------
                                                                      (in thousands)
    Raw materials                                             $      3,803      $      3,745
    Work in progress                                                 1,413             2,310
    Finished goods                                                     658               649
                                                               -----------      ------------
                                                              $      5,874      $      6,704
                                                              ============      =============


5. GOODWILL AND INTANGIBLE ASSETS

Intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002. Other intangibles include Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment and Norshield in 1998. Except for goodwill and trade names, which have indefinite lives, intangibles are being amortized using the straight-line method.

Goodwill and intangible assets consist of the following:

                                                                            March 31,     December 31,    Amortizable
                                                                              2004             2003         Lives
                                                                              -------     --------    ------------------

                                                                                (in thousands)               (in years)
     Goodwill                                                          $       21,386      $    21,386        Indefinite
      Trade name                                                                6,913            6,913        Indefinite
     Customer relationships                                                     2,500            2,500           14
     Backlog                                                                      300              300            2
     Other                                                                      1,220            1,220          2 - 20
                                                                       --------------    -------------
                                                                               32,319           32,319
     Less: accumulated amortization                                            (1,366)          (1,254)
                                                                       --------------    -------------
                                                                       $       30,953      $    31,065
                                                                       ==============    =============


Goodwill consisted of $19.8 million for the Public Safety and Justice segment, $0.8 million for the Institutional Security Systems segment and $0.8 million for Attack Protection segment as of March 31, 2004 and December 31, 2003.

Amortization expense for the three months ended March 31, 2004 was $112 thousand. The following schedule lists the expected amortization expense for each of the years ending December 31, in thousands:


                           Year                      Expense
                           ----                      -------
                           2004 (remaining)           $    237
                           2005                            270
                           2006                            225
                           2007                            225
                           2008                            225
                                                     ---------
                           Total                     $   1,182
                                                     =========

6. PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of March 31, 2004, the Company had a product warranty accrual in the amount of $495 thousand.

                                                              Product Warranty Liabilities
                                                              ----------------------------
                                                                        (in thousands)
         Beginning balance at January 1, 2004                            $   517
         Plus accruals for product warranties                                 59
         Changes in pre-existing warranties                                    1
         Less payments                                                       (82)
                                                                       ---------
         Ending balance at March 31, 2004                                $   495
                                                                       =========



7. INVESTMENTS IN MARKETABLE SECURITITES

The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The amortized costs of debt securities is adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income on the investments. As of March 31, 2004 the Company had no realized gains or losses and the cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are estimated based on quoted market price for these securities.

Marketable securities at March 31, 2004 are summarized, in thousands, as follows:

                                                                             Gross Unrealized
                                                                          ---------------------
                                                         Cost              Gain            Loss           Fair Value
                                                       ------            -------        -------       ---------------
         Collateralized mortgage obligations
           (CMO's) consisting of securities issued by
           Fannie Mae, Freddie Mac,and Ginnie Mae      $  22,212         $   253          $     -           $  22,465

The cost and estimated fair value of current debt securities at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.


                                                                                        Estimated
         (in thousands)                                               Costs             Fair Value
                                                                  ------------          ----------
         Due in one year or less                              $           -             $        -
         Due after one year and beyond                               22,212                 22,465
                                                                  ------------          ----------
         Total debt securities                                $      22,212             $   22,465
                                                                  ===========           ==========

8. NOTES PAYABLE AND LINE OF CREDIT

                                                                                  March 31,              December 31,
                                                                                    2004                     2003
                                                                               -------------              -----------
                                                                                            (in thousands)
Industrial revenue bond, interest payable quarterly at a variable rate of 1.14%
to 1.38% (1.29% at March 31, 2004) principal payable in quarterly installments of $35,000. The bond is fully collateralized
by a $1.6 million letter of credit and a bond guarantee agreement.             $       1,540               $   1,540

Industrial revenue bond, interest payable quarterly at a variable rate of 1.01%
to 1.30% (1.14% at March 31, 2004) principal payable in yearly installments of
$300,000. The bond is fully collateralized
by a $2.9 million letter of credit and a bond guarantee agreement.                     2,905                   2,905

6.25% Convertible Subordinated Notes due January 15, 2011. The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. These notes
are subordinated to all other liabilities of the Company.                             40,250                       -

Line of credit with a Bank, interest range from LIBOR + 2.25% to Prime + 1.00%, weighted average rate at December 31, 2003 was
3.89%, collateralized by virtually all of the Company's assets.                            -                  11,550

Note payable to Bank, interest at LIBOR plus a fixed credit spread of 2.50%,
(3.62% at December 31, 2003) collateralized by virtually all of the Company's assets, due in quarterly installments through
February 2005                                                                              -                   1,663
                                                                               -------------             -----------
          Total notes payable and line of credit                                      44,695                  17,658
          Less convertible subordinated notes discount                                 1,272                       -
                                                                               -------------             -----------
             Subtotal                                                                 43,423                  17,658
          Less amount due within one year                                                440                   2,103
                                                                               -------------             -----------
                                                                               $      42,983               $  15,555
                                                                               =============             ===========


Maturities of notes payable are as follows:

                                    Year Ending December 31,                        Amount
                                    ------------------------                     -----------
                                                                               (in thousands)
                                             2004                              $         440
                                             2005                                        440
                                             2006                                        440
                                             2007                                        440
                                             2008                                        440
                                             Thereafter                               42,495
                                                                               -------------
                                                                               $      44,695

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2004 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2004 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. These 2004 Notes are subordinated to all other liabilities of the Company. The carrying value is listed below, in thousands.

                           Face value                                 $   40,250
                           Underwriters discounts, net                     1,272
                                                                      ----------
                                                                      $   38,978

The 2004 Notes can be converted into the Company's common stock at the option of the holder at any time at a conversion price of $13.89, subject to adjustments for stock splits, stock dividends, the issuance of certain rights or warrants to the existing holders of the Company's common stock and common cash dividends in excess of a stated threshold.

The 2004 Notes are redeemable at the option of the Company after January 15, 2009, unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and Wachovia Bank of Delaware, National Association, relating to the 2004 Notes, occurs. If such an event does occur, the Company can redeem the 2004 Notes at face value plus a premium. If a change in control event occurs and the Company does not elect to redeem the 2004 Notes, the holders can require the Company to repurchase The 2004 Notes at face value plus accrued interest. After January 15, 2009, the Company can redeem the 2004 Notes at a premium of two percent of the face value.

The Company incurred $443 thousand of debt issue costs for the 2004 Notes. These costs are recorded as non-current assets and are amortized on a straight line basis to interest expense over the term of the 2004 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on the straight line basis to interest expense over the term of the 2004 Notes. Interest expense recorded for the total of the deferred financing costs and debt discount on the 2004 Notes totaled $49 thousand and $0 for the three months ended March 31, 2004 and 2003, respectively.

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of the 2004 Notes. The Company has decided not to repay any of its Industrial Revenue Bond ("IRB") borrowings as it has determined that there were certain favorable tax treatments afforded the Company when it entered into these IRB's which it would lose in the event these borrowings were repaid prematurely.

At March 31, 2004, the Company signed an Amended and Restated Credit Agreement for its $25.0 million secured working capital line of credit. The new agreement allows borrowings against eligible accounts receivable and inventories. Of this line of credit $10.0 million matures on March 1, 2007 and $15.0 million matures on March 1, 2005. At March 31, 2004 $5.4 million was committed principally to letters of credit securing the Industrial Revenue Bonds.

The bank borrowings contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, maximum permitted capital expenditures, and a restriction against paying dividends. The Company was in compliance with all bank covenants at March 31, 2004 and 2003.

The interest rate on the line of credit is variable based on the performance of the Company and ranges from LIBOR + 1.00% to Prime + 0.75%. The Company incurs commitment fees equal to 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding letters of credit. If borrowings exceed $10.0 million for thirty consecutive days, commitment fees will also be incurred on the $15.0 million line of credit.

In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the three months ended March 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three months ended March 31, 2004 was a gain of $29 thousand, resulting in a remaining liability for the investment of $126 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

                                     ITEM 2
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview
CompuDyne Corporation was reincorporated in Nevada in 1996. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments: Institutional Security Systems; Attack Protection; Federal Security Systems; and Public Safety and Justice.

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

The Attack Protection segment is one of the country's largest original equipment manufacturers (OEM) of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. We believe we are a premier provider of Level 8 security products, the highest rating level of commercial security products. Our attack resistant windows and doors are integrated and structurally secure products with specifically designed frames and encasements that are integral parts of the structure in which they are installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from the United States Department of State, the segment's largest customer, Attack Protection is a significant supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. Attack Protection products are also sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

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

The Federal Security Systems segment is known as Quanta Systems Corporation. Its customer base includes the military, governmental agencies, and state and local governmental units. Federal Security Systems provides turnkey system, integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies.

The Public Safety and Justice segment consists of two subsidiaries known to the industry as CorrLogic, Inc., ("CorrLogic") and Tiburon. We believe that CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

During 2002, we expanded our offerings in the Public Safety and Justice sector by completion of our acquisition of Tiburon. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. We believe that Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems. In business since 1980, with more than 600 systems supporting approximately 275 active customers, Tiburon is a leader in public safety and justice solutions.


Management Outlook

We find ourselves in a very challenging time. We now have three major areas of emphasis: the first is increasing the amount of our backlog; the second is migrating to a business model with a more predictable revenue stream; and the third is finding attractive acquisition candidates to enhance our existing businesses.

During 2003 and the first quarter of 2004, as depicted in the following chart, we saw the amount of our backlog decline.

                       Institutional                       Federal        Public
                        Security         Attack            Security     Safety and
  (in thousands)        Systems        Protection          Systems        Justice             Total
                       ------------------------------------------------------------------------------
December 31, 2002     $  99,527      $  18,478         $   11,440       $  74,867         $   204,312
March 31, 2003        $  91,602      $  14,827         $   11,667       $  66,007         $   184,103
June 30, 2003         $  81,916      $  16,552         $   10,643       $  72,621         $   181,732
September 31, 2003    $  68,780      $  14,375         $   11,528       $  65,962         $   160,645
December 31, 2003     $  57,258      $  10,043         $    8,326       $  63,727         $   139,354
March 31, 2004        $  52,147      $  12,905         $    9,269       $  57,332         $   131,653

Historically, approximately over 75% of our revenues are generated from sources where the ultimate customer is a state or local government unit. During the last few years during the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states are currently running in a deficit situation, as are many local governments. This has caused many of them to delay and in some cases temporarily cancel many infrastructure projects until such time as their economic fortunes rebound. Until such time as the economy as a whole improves and thus tax bases for our customers improve, we would anticipate our backlog levels continuing to remain under pressure. To address this area of focus we are actively bidding on jobs and keeping our offerings in front of our customers so that when the current economic cycle turns around we will be well positioned to capitalize on new opportunities.

Our second area of focus surrounds reengineering our business model so that it contains a greater degree of recurring revenue. As indicated in the following table, approximately 12.0% of our revenue is generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occur in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We defines recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example, annual renewable maintenance contracts.

           (in thousands)            One-time Revenue    %     Recurring Revenue  %             Total
                                     ----------------  ---     ----------------- --       -----------
Institutional Security Systems       $      14,905     38.2     $     1,152      2.9      $  16,057
Attack Protection                            6,953     17.8               -        -          6,953
Federal Security Systems                     3,575      9.2               -        -          3,575
Public Safety and Justice                    8,893     22.8           3,549      9.1         12,442
                                     -------------     ----     -----------    -----     ----------
     Total                           $      34,326     88.0     $     4,701      12.0     $  39,027
                                     -------------     ----     -----------      ----     ---------

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

Our third key focus area is acquisitions. With the January 2004 completion of the 2004 Notes offering, we have significant resources with which to fund acquisitions. We are particularly interested in three areas.

The first is businesses that would either prove additive or complementary to our current offerings in the Public Safety and Justice segment. We envision this segment as being a growth segment for our business. We can only envision the demands of our nation's first responders growing in the foreseeable future. Furthermore, this business is characterized by strong recurring revenues which as discussed above is one of our key business drivers for CompuDyne.

Second, we are continually looking for companies that have attractive security technology based products that we can leverage by offering the technology to our existing customers and markets.

The third type of business we are interested in acquiring is a high-end commercial security integrator. Our primary clientele are currently governmental units. Throughout our other three segments, over the years we have developed significant skills as it relates to security integration and applications. Our offerings however are sold almost exclusively to various governmental units. We believe that the purchase of the right high end commercial security integrator would give us a market entree whereby we would be able to offer many of our existing offerings into the private sector, a wholly new business arena for us, and one that we believe is not served as well as the governmental arena to which we have heretofore dedicated ourselves.

We believe that our ability to address and implement successfully the above three areas of focus will significantly enhance our future growth opportunities and will provide for more predictable financial results.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Revenues. The Company had revenues of $39.0 million and $46.8 million for three months ended March 31, 2004 and 2003, respectively. This was a decrease of $7.7 million or 16.6%.

Revenues from the Institutional Security Systems segment decreased from $23.4 million in 2003 to $16.1 million in 2004. This was a decrease of 31.5%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to its working on less projects than it did in the previous year. One of the reasons was because its backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in the first quarter of 2004 than in the first quarter of 2003. At March 31, 2004, the backlog for the Institutional Security System's segment further declined to $52.1 million. The year 2003 was a slow bidding period for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2002, 2003 and the first quarter of 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and the first quarter of 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment decreased from $8.3 million in 2003 to $7.0 million in 2004. The Attack Protection segment was largely capacity constrained during 2001. As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provided the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and the first quarter of 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During the first three months of 2004 compared to 2003 the Norshield line experienced a 29.4% decline in revenues, whereas the Fiber SenSys line experienced a 55.8% increase in revenue. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and early 2003 has appeared to stabilize. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003 the Company furnished bids to supply its products for eight new embassy projects. This was the largest amount of embassy projects bid in a single calendar year for this segment. As of March 31, 2004, the Company won one of the embassy bids, lost one of the embassy bids and the remaining six (6) embassy bids have not yet been awarded to subcontractors. In addition, all indications are that this increased level of new embassy construction will continue for at least the next several years.

Revenues from the Federal Security Systems segment increased from $3.5 million for the first three months of 2003 to $3.6 million for the same period in 2004. This was an increase of 2.5%. Substantially all of this segment's revenue is backlog driven. The Federal Security Systems Segment ended 2002 with a backlog level of $11.4 million. Backlog at December 31, 2003 was $8.3 million and at March 31, 2004 was $9.3 million.

Revenues from the Public Safety and Justice segment increased $1.0 million or 8.3% from $11.5 million for the first three months of 2003 to $12.4 million for the same period in 2004.

Expenses. Cost of goods sold decreased from $35.0 million during the first three months of 2003 to $28.8 million in 2004. This decrease was a result of a decreased costs of goods sold of $6.6 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 26.1% in the first three months of 2004 as compared to 25.2% in 2003.

Cost of goods sold in the Institutional Security Systems segment decreased from $20.2 million in the first three months of 2003 to $13.6 million in 2004. This was a decrease of $6.6 million or (32.8%). This decrease was more than the related sales decrease of this segment of 31.5% resulting in an increase in the gross profit percentage from 14.0% in 2003 to 15.6% in 2004. During 2002, the West Coast operations of the Institutional Security Systems segment identified that the costs to complete these projects was going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed and as these projects neared completion the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase.

These increases were identified and recorded in the cost to complete calculations in the following periods.

                  Third and Fourth Quarters of 2002           $  2,400,000
                  First Quarter of 2003                            248,000
                  Second Quarter of 2003                         1,277,000
                  Third Quarter of 2003                            373,000
                  Fourth Quarter of 2003                           487,000
                  First Quarter of 2004                            176,000
                                                             -------------
                           Total West Coast Margin Reductions $  4,961,000

As a result, as these projects are being brought to completion the revenue generated by them is resulting in little margin or in some cases losses as the additional cumulative costs overruns of $5.0 million were being identified and realized. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations.

Cost of goods sold in the Attack Protection segment decreased from $6.4 million for the first three months of 2003 to $6.0 million for the same period in 2004. This was a decrease of $0.3 million or 5.2%. This decrease was smaller than the related sales decrease of this segment of 16.7%, resulting in a decrease in the gross profit percentage from 23.7% in 2003 to 13.2% in 2004. We are actively working to better utilize the new capacity provided by the Company in 2002. One of the actions we have taken was to relocate the AirTeq manufacturing operation in Oregon and consolidate it into the facilities we have in Montgomery, Alabama. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus absorb some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in our new plant in Alabama. This segment continues to experience a lack of business.

Cost of goods sold in the Federal Security Systems segment was relatively steady at $3.0 million for the first three months of 2004 and 2003. The 4% increase in cost of sales was slightly less than the related sales increase of this segment of 2.5%. The Federal Security Systems segment gross profit percentage was 13.7% and 15.0% for the first three months of 2004 and 2003 respectively. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment increased from $5.5 million for the first three months of 2003 to $6.2 million in 2004. This was an increase of $0.7 million or 12.4%, slightly more than the related sales increase of 8.3%.

Operating expenses increased from $8.0 million for the first three months of 2003 to $8.2 million in 2004. This was an increase of 2.2%.

Research and Development expenses decreased from $1.9 million in the first three months of 2003 to $1.8 million in the first three months of 2004. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs.

The following table compares the weighted average of the Company's first three months of 2004 and 2003 interest bearing borrowings and the related rates charged thereon.

                                                         Monthly Weighted            Monthly Weighted
                                                         Average - 2004               Average - 2003
                                                        Amount      Rate         Amount            Rate
                                                        ------      ----         ------            ----
                                                              (in thousands)               (in thousands)
Bank borrowings                             $          2,467       4.2%         $     19,909      4.1%
Industrial revenue bonds                    $          4,445       3.4%         $      5,180      3.3%
Subordinated borrowings                     $         40,250       6.3%                    -        -
Swap hedge agreement                        $          4,059       4.4%         $      6,765      3.9%

In addition the Company recorded
the following interest expense:
Amortization and write-off
    of financing charges                    $            128                    $         50

Taxes on Income. The effective tax rate was approximately 40% during both the first three months of 2004 and 2003.

Net Income. The Company reported net (loss) income of ($0.3) million and $0.9 million in the first three months of 2004 and 2003, respectively. Diluted (loss) earnings per share decreased to ($.04) in the first three months of 2004 from $.12 in the first three months of 2003. The weighted average number of common shares outstanding and equivalents increased from 8.0 million in 2003 to 8.4 million 2004.

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

As of March 31, 2004, the Company had working capital of $57.1 million compared with $28.8 million as of December 31, 2003. The most significant changes in working capital were due to the cash proceeds of the 2004 Notes financing and the purchase of $22.2 million available-for-sale marketable securities at cost.

Net cash used by operating activities was $1.7 million in the first three months of 2004 versus $7.6 million provided by operating activities in the first three months of 2003.

Net cash used for investing activities was $22.4 million in the first three months of 2004 compared to net cash used of $182 thousand in the first three months of 2003. In the first three months of 2004, $22.2 million of marketable securities were purchased at cost.

Net cash provided by financing activities amounted to $26.0 million in the first three months of 2004 compared with a use of $7.3 million in the first three months of 2003. From the proceeds of the issuance of the 2004 Notes, $13.0 million of the bank borrowings were repaid.

The following table summarizes the long term debt of the Company as of March 31, 2004 and the payments due by period, in thousands.

                                   Long-Term Debt
                                   --------------
         December 31:
               2004                 $         440
               2005                           440
               2006                           440
               2007                           440
               2008                           440
         Thereafter                        42,495
                                    -------------
         Totals                     $      44,695
                                    =============

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

On January 22, 2004, the Company completed the offering of the 2004 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2004 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share.

On March 31, 2004 the Company and its banks amended and restated its credit agreement. Under the terms of the new agreement $10.0 million of the line of credit matures on March 1, 2007 and $15.0 million of the line of credit matures on March 1, 2005.

The Company's total outstanding borrowings at March 31, 2004 amounted to approximately $43.4 million. The 2004 Notes accounted for $39.0 million of these borrowings. The remaining amount of $4.4 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.5 million and $2.9 million. The interest rate charged to the Company at March 31, 2004 was 1.29% and 1.14% respectively. The variable interest rate for these borrowings fluctuated between 1.01% and 1.38% during the first three months of 2004 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's $5.4 million of letters of credit, the Company has no other material off balance sheet liabilities.

The Company had $19.6 million of unused availability under its line of credit at March 31, 2004.

As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and the cash generated from its recent issuance of the 2004 Notes will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. The Company presently has no binding commitment or binding agreement with respect to any acquisition or strategic investment. However, from time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

The current interest rate environment nationally is at historic lows. In light of this favorable environment, the Company determined that it was in its best interests to lock in a favorable fixed interest rate for a significant amount of borrowings. These borrowings, which were made on a subordinated basis, were used to pay off the Company's existing bank debt and will be available to fund the Company's future growth opportunities and also will be available to fund any acquisitions which the Company may wish to pursue. These funds will be instrumental in the Company's growth through acquisition strategy. Unlike the Company's existing bank debt availability, the 2004 Notes do not contain any restrictive covenants or ratios. As a result of securing this borrowing, the Company renegotiated its bank lines of credit. Although the Company currently does not see the need to borrow under its bank lines, it intends to keep such lines open and available to enhance its financial flexibility.

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 2004 Notes. The Company has decided not to repay any of its Industrial Revenue Bond ("IRB") borrowings as it has determined that there were certain favorable tax treatments afforded the Company when it entered into these IRB's which it would lose in the event these borrowings were repaid prematurely.


Additional Considerations

Cost Containment
Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its customers is limited. As a result, in order to enhance its profitability, the Company recognizes the need to continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's total backlog amounted to $131.7 million at March 31, 2004. This was a decrease of 5.7% from the Company's December 31, 2003 backlog of $139.4 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                       March 31,                  December, 31,
                                                         2004                        2003
                                                     -----------               ---------------
         Institutional Security Systems              $    52,147                  $     57,258
         Attack Protection                                12,905                        10,043
         Federal Security Systems                          9,269                         8,326
         Public Safety and Justice                        57,332                        63,727
                                                    ------------                 -------------
                  Totals                             $   131,653                  $    139,354
                                                    ============                 =============


Included in the backlog of the Public Safety and Justice segment at March 31, 2004 and December 31, 2003 is $13.8 million and $12.0 million, respectively, representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

Critical Accounting Policies
A complete description of the Company's significant accounting policies appears in the Company's Annual Report to its stockholders and is incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2003.

Percentage of Completion Accounting and Revenue Recognition
Approximately 75% of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's manufacturing and construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and as such, the estimates derived at any point in time could differ significantly from actual results. These estimates effect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the contract.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Goodwill and Intangible Assets
The Company reviews the carrying value of goodwill and unamortized intangible assets annually during the fourth quarter of the year as of October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled approximately $31.0 million, net at March 31, 2004.

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

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks
Much of the work CompuDyne performs is for state and local governmental units. These entities have been severely impacted by recent economic conditions and the resultant contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for where possible is being deferred by the customer into the future, presumably when the economy will experience more robust times.

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that our Federal Security Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments saw a slowing in new work opportunities as the various Federal agencies and other customers that are the usual source of business for the Company slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company's customers are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

Over time the Company believes these units will start to see a significant increase in business which has not as of yet begun.

As a result of the above factors, during the last two years the Company has experienced a more challenging marketplace than it experienced in several years prior to September 11, 2001.

Impact of Inflation
Inflation did not have a significant effect on our operations during the first three months of 2004.

Market Risk
The Company is exposed to market risk related to changes in interest rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At March 31, 2004 the notional amount of the swap agreement had declined to $4.0 million at a fixed rate of 4.9%. In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the three months ended March 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three months ended March 31, 2004 was a gain of $29 thousand, resulting in a remaining liability for the investment of $126 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2004 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2004 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down its variable bank notes payable. Subsequent to the pay-down of its bank notes payable the only variable rate borrowings outstanding are approximately $4.4 million of Industrial Revenue Bonds. Since these lines bear interest at variable rates, and in the event interest rates increase dramatically, the increase in interest expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements
In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending June 30, 2004. We are currently evaluating the impact of adopting EITF 03-06 on our consolidated financial statements.

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

                                     ITEM 3
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the bond market used to determine the interest rate applicable to the borrowings under the Company's IRB borrowings.

The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2004. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2004.

It should be noted that on January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated Notes due on January 15, 2011. The 2004 Notes bear interest at a rate of 6.25% per annum, payable semi-monthly, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down its variable bank notes payable. The pay down of its variable borrowings reduced the Company's interest rate risk.

          Financial Instruments by Expected Maturity Date

            Notes Payable
              Year Ending          Variable   Average Variable               Fixed             Average Fixed
             December 31           Rate ($)    Interest Rate                  Rate ($)         Interest Rate
             -----------     ----------------  -------------------           -------------     ----------------  --
               2004          $     440,000             1.7%             $            -                  -
               2005                440,000             2.0%                          -                  -
               2006                440,000             2.3%                          -                  -
               2007                440,000             2.6%                          -                  -
               2008                440,000             2.9%                          -                  -
               Thereafter        2,245,000             2.9%                 40,250,000               6.25%
                              --------------                             -------------
               Total         $   4,445,000             2.6%              $  40,250,000               6.25%
               Fair Value    $   4,445,000             2.6%              $  40,250,000               6.25%

       Interest Rate Swaps
           Year Ending            Variable          Average       Average
           December 31             Rate ($)         Pay Rate    Receive Rate
           -----------       ---------------        --------   -------------
               2004          $     2,029,410           4.9%              2.0%
               2005                2,029,420           4.9%              3.0%
               2006                        -              -                -
               2007                        -              -                -
               2008                        -              -                -
               Thereafter                  -              -                -
                             ---------------
               Total         $     4,058,830           4.9%             2.5%
               Fair Value    $      (125,598)



                                     ITEM 4
                             CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no changes in the Company's internal control over financial reporting during the quarter ending March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

                           PART II - OTHER INFORMATION


Item 6: Exhibits and Reports on Form 8-K
(a)      Exhibits -

          3.1 Amendment to By-laws to allow the Board of Directors to fill vacancies created by the size of the board being increased, filed herewith.

          10.1 Amended and Restated Credit Agreement dated as of March 31, 2004 by and among CompuDyne Corporation and its subsidiaries, certain participating lenders and PNC Bank, National Association, in its capacity as agent for the lenders, filed herewith.

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

(b) Reports on Form 8-K

          1) Current Reports on Form 8-K filed February 23, 2004 attaching CompuDyne Corporation's press release concerning earnings during the period ending December 31, 2003.

          2) Current Reports on Form 8-K filed April 16, 2004 regarding engagement of new independent auditors.

                                    SIGNATURE
                                    ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            COMPUDYNE CORPORATION



Date: May 7, 2004           /s/ Martin Roenigk
                            ------------------
                            Martin Roenigk
                            Chief Executive Officer


                            /s/ Geoffrey F. Feidelberg
                            --------------------------
                            Geoffrey F. Feidelberg
                            Chief Financial Officer