Form 10-Q
period 2004-06-30
COMPUDYNE CORP
filed 2004-07-30
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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


                                  Yes X               No_____


As of July 27, 2004, a total of 8,109,153 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                          PAGE NO.

Part I.  Financial Information

   Item 1. Financial Statements - Unaudited

      Consolidated Balance Sheets - June 30, 2004
      and December 31, 2003                                  3

      Consolidated Statements of Operations -
      Three Months and Six Months Ended
      June 30, 2004 and 2003                                 4

      Consolidated Statement of Changes in
      Shareholders' Equity - Six Months Ended
      June 30, 2004                                          5

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2004 and 2003                6

      Notes to Consolidated Financial Statements           7-15

  Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations       16-28

  Item 3. Quantitative and Qualitative Disclosures
      About Market Risk                                      29

  Item 4. Controls and Procedures                            30

Part II.  Other Information                                  31

      Signature                                              32

                          ITEM 1. FINANCIAL STATEMENTS
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                     June 30,      December 31,
                                ASSETS                                  2004           2003
                                                                   ------------    ------------
                                                                          (in thousands)
Current Assets
       Cash and cash equivalents                                   $      3,729    $      1,869
       Marketable securities                                             20,312            --
       Accounts receivable, net                                          40,150          41,780
       Contract costs in excess of billings                              15,447          17,568
       Inventories                                                        6,174           6,704
       Deferred tax assets                                                1,509           1,371
       Prepaid expenses and other                                         2,784           2,322
                                                                   ------------    ------------
             Total Current Assets                                        90,105          71,614

Property, plant and equipment, net                                        9,227          10,079
Goodwill                                                                 21,280          21,280
Other intangible assets, net                                              9,585           9,785
Other                                                                       779             904
                                                                   ------------    ------------
           Total Assets                                            $    130,976    $    113,662
                                                                   ============    ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities

       Accounts payable and accrued liabilities                    $     17,238    $     21,078
       Billings in excess of contract costs incurred                     10,369          13,551
       Deferred revenue                                                   4,482           6,036
       Current portion of notes payable                                     440           2,103
                                                                   ------------    ------------
             Total Current Liabilities                                   32,529          42,768

Notes payable                                                             3,705          15,555
Convertible subordinated notes payable                                   39,025            --
Deferred tax liabilities                                                  1,654           1,592
Other                                                                       575             820
                                                                   ------------    ------------
             Total Liabilities                                           77,488          60,735

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, 2,000,000 shares authorized and unissued           --              --
       Common stock, par value $.75 per share: 50,000,000 and
          15,000,000 shares  authorized  at June 30, 2004 and
          December 31, 2003, respectively; 8,704,030 and 8,567,680
          shares issued at June 30, 2004 and
          December 31, 2003, respectively                                 6,527           6,426
       Additional paid-in-capital                                        43,544          42,755
       Retained earnings                                                  7,709           7,926
       Accumulated other comprehensive income (loss)                       (205)            (93)
       Treasury stock, at cost; 594,877 shares at
          June 30, 2004 and  December 31, 2003                           (4,087)         (4,087)
                                                                   ------------    ------------
             Total Shareholders' Equity                                  53,488          52,927
                                                                   ------------    ------------
             Total Liabilities and Shareholders' Equity            $    130,976    $    113,662
                                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                 Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   2004        2003        2004        2003
                                                 --------    --------    --------    --------
                                                    (in thousands, except per share data)
Revenues:
  System sales                                   $ 32,920    $ 42,696    $ 67,246    $ 84,976
  Service and other                                 4,863       4,842       9,564       9,329
                                                 --------    --------    --------    --------
      Total revenues                               37,783      47,538      76,810      94,305

Cost of sales                                      26,636      35,751      55,465      70,735
                                                 --------    --------    --------    --------
Gross profit                                       11,147      11,787      21,345      23,570

Selling, general and administrative  expenses       8,677       7,696      16,831      15,654
Research and development                            1,874       2,032       3,629       3,913
                                                 --------    --------    --------    --------
Income from operations                                596       2,059         885       4,003
                                                 --------    --------    --------    --------
Other expense (income)
  Interest expense                                    845         334       1,594         713
  Interest income                                    (344)         (1)       (414)        (10)
  Other expense (income)                              (58)         (1)         63           1
                                                 --------    --------    --------    --------
      Total other expense                             443         332       1,243         704
                                                 --------    --------    --------    --------
Income (loss) before income taxes                     153       1,727        (358)      3,299
Income taxes expense (benefit)                         63         690        (141)      1,320
                                                 --------    --------    --------    --------
Net income (loss)                                $     90    $  1,037    $   (217)   $  1,979
                                                 ========    ========    ========    ========
EARNINGS (LOSS) PER SHARE:
Basic earnings (loss) per common share           $    .01    $    .13    $   (.03)   $    .25
                                                 ========    ========    ========    ========
Weighted average number of common
shares outstanding                                  8,075       7,898       8,042       7,860
                                                 ========    ========    ========    ========
Diluted earnings (loss) per common share         $    .01    $    .13    $   (.03)   $    .24
                                                 ========    ========    ========    ========
Weighted average number of common
shares and equivalents                              8,376       8,139       8,042       8,106
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

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)



                                                                                   Accumulated
                                                           Additional                 Other
                                           Common Stock     Paid-in   Retained     Comprehensive   Treasury Stock
                                          Shares  Amount    Capital   Earnings     Income /(Loss)  Shares  Amount      Total
                                        -----------------  ---------- ---------   ---------------  ---------------   --------
January 1, 2004                         8,568   $  6,426   $ 42,755   $  7,926    $    (93)        595   $ (4,087)   $ 52,927

Stock options exercised                   136        101        789       --          --          --         --           890

Net loss                                 --         --         --         (217)       --          --         --
                                                                                                                         (217)

Other comprehensive income, net of tax:
Ineffectiveness of interest
   rate swap agreement                   --         --         --         --            93        --         --            93
Unrealized gain (loss) on
  available for sale
  marketable securities                  --         --         --         --          (205)       --         --          (205)
                                        --------------------------------------------------------------------------------------
Balance at
  June 30, 2004                         8,704   $  6,527   $ 43,544   $  7,709    $   (205)        595   $ (4,087)   $ 53,488
                                        =====   ========   ========   ========    ========         ===   ========    ========

   The accompanying notes are an integral part of these financial statements.

                                         COMPUDYNE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)


                                                                    Six Months Ended
                                                                        June 30,
                                                                   2004         2003
                                                                 --------    --------
                                                                     (in thousands)

Cash flows from operating activities:
     Net  (loss) income                                          $   (217)   $  1,979

Adjustments to reconcile net (loss) income to net cash provided by operations:

    Depreciation and amortization                                   1,367       1,376
    (Gain) loss from disposal of property, plant and equipment         (1)          1
    Amortization of debt discount                                      83        --
    Unrealized loss on interest rate swap                              68        --
    Amortization of discounts on marketable securities               (122)       --

Changes in assets and liabilities:
    Accounts receivable                                             1,630       2,044
    Contract costs in excess of billings                            2,121       3,714
    Inventories                                                       530         764
    Prepaid expenses and other current assets                        (462)       (658)
    Other assets                                                      125         (79)
    Accounts payable and accrued liabilities                       (3,908)      2,268
    Billings in excess of contract costs incurred                  (3,182)         52
    Deferred revenue                                               (1,554)     (2,019)
    Other liabilities                                                 (90)         (1)
                                                                 --------    --------
Net cash flows (used in) provided by operating activities          (3,612)      9,441
                                                                 --------    --------
Cash flows from investing activities:
    Purchase of marketable securities                             (31,195)       --
    Redemption of marketable securities                            10,662        --
    Additions to property, plant and equipment                       (315)       (339)
    Proceeds from sale of property, plant and equipment                 1           9
    Net payment for acquisition                                      --           (71)
                                                                 --------    --------
Net cash flows used in investing activities                       (20,847)       (401)
                                                                 --------    --------
Cash flows from financing activities:
    Issuance of common stock                                          890         193
    Warrants exercised                                               --           166
    Purchase of treasury stock                                       --          (166)
    Repayment of bank notes and line of credit                    (13,513)     (6,428)
    Borrowings of convertible subordinated notes payable           38,942        --
                                                                 --------    --------
Net cash provided by (used in) financing activities                26,319      (6,235)
                                                                 --------    --------
Net change in cash and cash equivalents                             1,860       2,805
Cash and cash equivalents at beginning of period                    1,869       1,274
                                                                 --------    --------
Cash and cash equivalents at end of period                       $  3,729    $  4,079
                                                                 ========    ========
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                                   $    244    $    587
      Income tax, net of refunds                                 $    215    $  1,220


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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003. Operating results for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, EARNINGS PER SHARE". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for the fiscal quarter ended June 30, 2004. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

Comprehensive Income:

The following table shows the components of comprehensive (loss) income, net of income taxes, for the six months ended June 30, 2004 and 2003, in thousands.

                                                   For the Six Months
                                                      Ended June 30,
                                                     2004       2003
                                                   --------   -------
Net (loss) income                                  $  (217)   $ 1,979
Unrealized loss on available-for-sale securities      (205)      --
Ineffectiveness of interest rate swap agreement         93       --
Translation adjustment                                --           (7)
Loss on interest rate swap agreement                  --           41
                                                   -------    -------
Comprehensive (loss) income                        $  (329)   $ 2,013
                                                   =======    =======


Stock-based Compensation:

As of June 30, 2004, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company's 2003 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                          For the Three Months
                                                                              Ended June 30,
                                                                           2004           2003
                                                                          ------          ----
                                                                  (in thousands, except per share data)
Net  income, as reported                                                  $  90          $1,037
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards net of related tax effects    (261)           (281)
                                                                          ------         -------
Pro forma net (loss) income                                               $(171)         $  756
                                                                          ======         =======
Earnings (loss) per share:
Basic - as reported                                                       $ .01          $  .13
Basic - pro forma                                                         $(.02)         $  .10

Diluted - as reported                                                     $ .01          $  .13
Diluted - pro forma                                                       $(.02)         $  .09

                                                                            For the Six Months
                                                                               Ended June 30,
                                                                           2004               2003
                                                                          ------             ------
                                                                   (in thousands, except per share data)
Net (loss) income, as reported                                            $(217)             $1,979
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards net of related tax effects    (509)               (579)
                                                                          ------             ------
Pro forma net (loss) income                                               $(726)             $1,400
                                                                          ======             ======

Earnings (loss) per share:
Basic - as reported                                                       $(.03)             $  .25
Basic - pro forma                                                         $(.09)             $  .18

Diluted - as reported                                                     $(.03)             $  .24
Diluted - pro forma                                                       $(.09)             $  .17


The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:


                                                     For the Three Months           For the Six Months
                                                        Ended June 30,                 Ended June 30,
                                                     2004               2003       2004           2003
                                                    -----              -----      -----           -----
Expected life in years                               5.5                6.7        5.5             6.9
Risk-free interest rate                              3.3%               2.6%       3.2%            2.8%
Expected volatility                                 76.6%              79.6%      76.6%           80.0%


Reclassifications:

Certain prior period amounts have been reclassified to conform to the current period's presentation. The effect of these reclassifications is not material to the consolidated financial statements.

2. OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended June 30, 2004 and 2003, in thousands.


                                                                         Pre-tax
                                 Revenues         Gross Profit         Income/(loss)
                            -----------------   -----------------   ------------------
                              2004      2003      2004      2003     2004        2003
                            -------   -------   -------   -------   -------     ------
Institutional Security
      Systems               $13,954   $25,692   $ 2,244   $ 3,240   $   (84)   $   835
Attack Protection             6,741     6,533     1,082     1,380      (456)       (52)
Federal Security Systems      4,371     4,261       611       603       214        296
Public Safety and Justice    12,717    11,052     7,210     6,564       960        482
CompuDyne Corporate            --        --        --        --        (481)       166
                            -------   -------   -------   -------   -------    -------
                            $37,783   $47,538   $11,147   $11,787   $   153    $ 1,727
                            =======   =======   =======   =======   =======    =======

The following is the operating segment information for the six months ended June 30, 2004 and 2003, in thousands.

                                                                               Pre-tax
                                  Revenues           Gross Profit           Income/(loss)
                            -------------------   -------------------    --------------------
                              2004       2003       2004       2003        2004        2003
                            --------   --------   --------   --------    --------    --------
Institutional Security
      Systems               $ 30,011   $ 49,140   $  4,749   $  6,517    $    123    $  1,572
Attack Protection             13,694     14,876      2,001      3,355      (1,135)        510
Federal Security Systems       7,946      7,750      1,101      1,125         414         503
Public Safety and Justice     25,159     22,539     13,494     12,573       1,395         550
CompuDyne Corporate             --         --         --         --        (1,155)        164
                              ------     ------     ------     ------       -----         ---
                            $ 76,810   $ 94,305   $ 21,345   $ 23,570    $   (358)   $  3,299
                            ========   ========   ========   ========    ========    ========


3. EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using the weighted average number of shares outstanding during the period and excludes any dilutive effects of options or warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options and warrants to purchase 651,200 and 814,520 shares for the three month periods ended June 30, 2004 and 2003 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded as the effect is antidilutive. Stock options and warrants to purchase 651,200 and 1,044,020 shares for the six month periods ended June 30, 2004 and 2003 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 2011 Notes are excluded as the effect is antidilutive.

The computations of the Company's basic and diluted earnings (loss) per share amounts for the three and six months ended June 30, 2004 and 2003 were as follows, in thousands, except per share data:


                                                           Three Months Ended                 Six Months Ended
                                                             Ended June 30,                     Ended June 30,
                                                         2004              2003              2004           2003
                                                     ------------       ----------       -----------     ---------
Net income (loss)                                    $         90       $    1,037       $      (217)    $   1,979
                                                     ============       ==========       ===========     =========
Weighted average common shares outstanding                  8,075            7,898             8,042         7,860
Effect of dilutive stock options and warrants                 301              241               -             246
                                                     ------------       ----------       -----------     ---------
Diluted weighted average common shares outstanding          8,376            8,139             8,042         8,106
                                                     ============       ==========       ===========     =========
Net income (loss) per common share
     Basic                                           $        .01       $      .13       $      (.03)    $     .25
     Diluted                                         $        .01       $      .13       $      (.03)    $     .24

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The Company does not believe this contingency was met for the three and six months ended June 30, 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company will assess whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

4. INVENTORIES

Inventories consist of the following, in thousands:

                  June 30,  December 31,
                    2004      2003
                  --------  -------------

Raw materials      $3,943      $3,745
Work in progress    1,601       2,310
Finished goods        630         649
                      ---         ---
                   $6,174      $6,704
                   ======      ======


5. GOODWILL

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of $21.3 million at both June 30, 2004 and December 31, 2003.

Goodwill consisted of $19.8 million for the Public Safety and Justice segment, $0.8 million for the Institutional Security Systems segment and $0.7 million for Attack Protection segment as of June 30, 2004 and December 31, 2003.

6. INTANGIBLE ASSETS

Intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002. Other intangibles include trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment and Norshield in 1998. Except trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method.

Intangible assets consist of the following, in thousands:

                                 June  30,    December 31,    Amortizable
                                    2004         2003            Lives
                                 --------    -------------    -----------
                                                              (in years)
Trade name                       $  6,913    $  6,913         Indefinite
Customer relationships              2,500       2,500              14
Backlog                               300         300               2
Other                               1,220       1,220          2 - 20
                                 --------    --------
                                   10,933      10,933
Less: accumulated amortization     (1,348)     (1,148)
                                 $  9,585    $  9,785
                                 ========    ========

Amortization expense for the Company's intangible assets for the three and six month periods ended June 30, 2004 was $87 thousand and $200 thousand, respectively. The following schedule lists the expected amortization expense for each of the years ending December 31, in thousands:

                           Year                       Expense
                           ----                       --------
                           2004 (remaining)           $    150
                           2005                            270
                           2006                            225
                           2007                            225
                           2008                            225
                                                      --------
                           Total                      $  1,095
                                                      ========

7. PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of June 30, 2004, the Company had a product warranty accrual in the amount of $454 thousand.

                                               Product Warranty Liabilities
                                               ----------------------------
                                                      (In Thousands)
                                                      --------------

         Beginning balance at January 1, 2004           $   517
         Plus accruals for product warranties               126
         Changes in pre-existing warranties                  (1)
         Less payments                                     (188)
                                                           ----
         Ending balance at June 30, 2004                $   454
                                                        =======



8. INVESTMENTS IN MARKETABLE SECURITITES

The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The amortized costs of debt securities is adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income on the investments. As of June 30, 2004 the Company had no realized gains or losses and the cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are estimated based on quoted market price for these securities.


Marketable securities at June 30, 2004 are summarized, in thousands, as follows:


                                                                    Gross Unrealized
                                                                    ----------------
                                              Cost              Gains            Losses        Fair Value
                                            ---------         ---------       -----------     -----------
Collateralized mortgage obligations
  (CMO's) consisting of securities
  issued by Fannie Mae,
  Freddie Mac,  and Ginnie Mae              $  20,655         $     -         $       343     $  20,312

The cost and estimated fair value of current debt securities at June 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                    Estimated
         (In Thousands)                               Costs         Fair Value
                                              -------------        -----------
         Due in one year or less              $         -          $         -
         Due after one year and beyond              20,655              20,312
                                                    ------              ------
         Total debt securities                $     20,655         $    20,312
                                              ============         ===========



9. NOTES PAYABLE AND LINE OF CREDIT

                                                                                 June 30,  December 31,
                                                                                    2004       2003
                                                                                 --------- ------------
                                                                                     (in thousands)
Industrial revenue bond,  interest payable quarterly at a variable rate of 1.14%
to 1.38% (1.21% at June 30, 2004) principal payable in quarterly installments of
$35,000. The bond is fully collateralized by a $1.6 million letter of credit
and a bond guarantee agreement                                                     $ 1,540   $ 1,540



Industrial revenue bond,  interest payable quarterly at a variable rate of 1.01%
to 1.30% (1.18% at June 30, 2004)  principal  payable in yearly  installments of
$300,000. The bond is fully collateralized by a $2.6 million letter of credit
and a bond guarantee agreement                                                       2,605     2,905



6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per
share. These notes are subordinated to all other liabilities of the Company         40,250      --



Line of credit with a Bank,  interest range from LIBOR + 2.25% to Prime + 1.00%, weighted average rate at December 31, 2003 was 3.89%, collateralized by
virtually all of the Company's assets                                                 --      11,550



Note  payable to Bank,  interest at LIBOR plus a fixed  credit  spread of 2.50%,
(3.62% at December 31, 2003) collateralized by virtually all of the Company's
assets, repaid in full in January 2004                                                --       1,663
                                                                                 ---------   -------
          Total notes payable and line of credit                                    44,395    17,658
          Less convertible subordinated notes discount                               1,225      --
                                                                                 ---------   -------
             Subtotal                                                               43,170    17,658
          Less amount due within one year                                              440     2,103
                                                                                 ---------   -------
                                                                                   $42,730   $15,555
                                                                                 =========   =======

Maturities of notes payable are as follows, in thousands:

               Year Ending December 31,              Amount
               ------------------------        ---------------
                    2004 (remaining)            $          140
                    2005                                   440
                    2006                                   440
                    2007                                   440
                    2008                                   440
                    Thereafter                          42,495
                                                --------------
                                                $       44,395
                                                ==============

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Note. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. These 2011 Notes are subordinated to all other liabilities of the Company. The carrying value is listed below, in thousands.

                   Face value                           $   40,250
                   Underwriters discounts, net               1,225
                                                        ----------
                                                        $   39,025
                                                        ==========

The 2011 Notes can be converted into the Company's common stock at the option of the holder at any time at a conversion price of $13.89 per share, subject to adjustments for stock splits, stock dividends, the issuance of certain rights or warrants to the existing holders of the Company's common stock and common stock cash dividends in excess of a stated threshold.

The 2011 Notes are redeemable at the option of the Company after January 15, 2009, unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and Wachovia Bank of Delaware, National Association, relating to the 2011 Notes, occurs. If such an event does occur, the Company can redeem the 2011 Notes at face value plus a premium. If a change in control event occurs and the Company does not elect to redeem the 2011 Notes, the holders can require the Company to repurchase the 2011 Notes at face value plus accrued interest. After January 15, 2009, the Company can redeem the 2011 Notes at a premium of two percent of the face value.

The Company incurred $452 thousand of debt issuance costs for the 2011 Notes. These costs are recorded as non-current assets and are amortized on a straight line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on the straight line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred financing costs and debt discount on the 2011 Notes totaled $63 thousand and $119 thousand for the three month and six months ended June 30, 2004, respectively.

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of the 2011 Notes. The Company has decided not to repay any of its Industrial Revenue Bond ("IRB") borrowings as it has determined that there were certain favorable tax treatments afforded the Company when it entered into these IRB's which it would lose in the event these borrowings were repaid prematurely.

At March 31, 2004, the Company signed an Amended and Restated Credit Agreement for its $25.0 million secured working capital line of credit. The new agreement provides for borrowings against eligible accounts receivable and inventories. Of this line of credit $10.0 million matures on March 1, 2007 and $15.0 million matures on March 1, 2005. At June 30, 2004 $5.4 million was committed principally to letters of credit securing the Industrial Revenue Bonds.

The bank borrowings contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, maximum permitted capital expenditures, and a restriction against paying dividends. The Company was in compliance with all bank covenants at June 30, 2004 and June 30, 2003.

The interest rate on the line of credit is variable based on the performance of the Company and ranges from LIBOR + 1.00% to Prime + 0.75%. The Company incurs commitment fees equal to a range of 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding under letters of credit. If borrowings exceed $10.0 million for thirty consecutive days, commitment fees equal to a range of 0.20% to 0.35% will also be incurred on the $15.0 million line of credit.

In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the six months ended June 30, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three and six months ended June 30, 2004 was a gain of $58 thousand and $87 thousand, respectively, resulting in a remaining liability for the investment of $68 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

10. COMMITMENTS AND CONTINGENCIES.

The Company's Public Safety and Justice segment settled certain litigation with one of its customers on June 30, 2004. As a result of the settlement agreement, the Company refunded $350 thousand to this customer in exchange for the return of the hardware and other products previously delivered to this customer. The Company recorded the excess of the accrued liability related to this dispute as a reduction of cost of sales of $292 thousand, which is included in the results of operations for the three and six months ended June 30, 2004.

11. SUBSEQUENT EVENTS.

The Company entered into a new lease for its corporate headquarters on July 1, 2004. The lease has a term of five years and total future minimum rental payments under the lease are $528 thousand.

On July 6, 2004 the Company granted 75,000 stock options to an employee of the Company. These options were granted at a strike price equal to the fair value of the common stock on the date of grant, are subject to vesting provisions, and have a term of five years.

                                     ITEM 2
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

CompuDyne Corporation was reincorporated in Nevada in 1996. We were originally incorporated in 1952. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments:
Institutional Security Systems; Attack Protection; Federal Security Systems; and Public Safety and Justice.

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

Included in the Institutional Security Systems segment is the TrenTech line which designs, manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as designing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 234 systems installed at 63 facilities including 58 military installations.

The Institutional Security Systems segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical sliding devices used in the corrections industry.

The Attack Protection segment is one of the country's largest original equipment manufacturers (OEM) of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. We believe we are a premier provider of Level 8 security products, the highest rating level of commercial security products. Our attack resistant windows and doors are integrated and structurally secure products with specifically designed frames and encasements that are integral parts of the structure in which they are installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from the United States Department of State, the segment's largest customer, Attack Protection is a significant supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. Attack Protection products are also sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and wedge barrier security systems.

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

The Federal Security Systems segment is known as Quanta Systems Corporation. Its customer base includes the military, governmental agencies, and state and local governmental units. Federal Security Systems provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Federal Security Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies.

The Public Safety and Justice segment consists of two subsidiaries known to the industry as CorrLogic and Tiburon. We believe that CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management that improves the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

During 2002, we expanded our offerings in the Public Safety and Justice sector by completion of our acquisition of Tiburon. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. We believe that Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems. In business since 1980, with more than 560 systems supporting approximately 255 active customers, Tiburon is a leader in public safety and justice solutions.

MANAGEMENT OUTLOOK

We find ourselves in very challenging times. We now have three major areas of emphasis: the first is increasing the amount of our backlog; the second is migrating to a business model with a more predictable revenue stream; and the third is finding attractive acquisition candidates to enhance our existing businesses.

During 2003 and the first quarter of 2004, as depicted in the following chart, we saw the amount of our backlog decline. During the second quarter of 2004 we saw our backlog increase for the first time since the fourth quarter of 2002. Although this increase was a relatively modest $5.2 million, or 4.0% of March
31, 2004 backlog, we view the fact that the backlog stopped declining and in fact started to increase as a very important milestone and an early indicator that the difficult economic environment we have been operating under during the past 18 months has stabilized.



                      Institutional                              Federal              Public
                        Security           Attack                Security           Safety and
 (in Thousands)          Systems          Protection             Systems              Justice                   Total
                      ------------------------------------------------------------------------------------------------
December 31, 2002     $  99,527           $  18,478             $   11,440           $  74,867             $   204,312
March 31, 2003        $  91,602           $  14,827             $   11,667           $  66,007             $   184,103
June 30, 2003         $  81,916           $  16,552             $   10,643           $  72,621             $   181,732
September 31, 2003    $  68,780           $  14,375             $   11,528           $  65,962             $   160,645
December 31, 2003     $  57,258           $  10,043             $    8,326           $  63,727             $   139,354
March 31, 2004        $  52,147           $  12,905             $    9,269           $  57,332             $   131,653
June 30, 2004         $  62,765           $  17,761             $    6,296           $  50,065             $   136,887


Historically, approximately over 75% of our revenues were generated from sources where the ultimate customer is a state or local government unit. During the last few years due to the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states are currently running in a deficit situation, as are many local governments. This has caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. Until the economy has improved and thus the tax bases for our customers improve, we would anticipate our backlog levels continuing to remain under pressure. To address this area of focus we are actively bidding on jobs and keeping our offerings in front of our customers so that when the current economic cycle turns around we will be well positioned to capitalize on new opportunities. As noted above, our slightly increased backlog at June 30, 2004 preliminarily indicates to us that the markets we serve are stabilizing and we are hopeful that our future backlogs will reflect this trend.

Our second area of focus surrounds reengineering our business model so that it contains a greater degree of recurring revenue. As indicated in the following table, approximately 12.5% of our revenue is generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occur in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                                     Six Months Ended June 30, 2004
                                                     -------------------------------
    (in Thousands)                  One-time Revenue    %     Recurring Revenue   %          Total
                                    ---------------    ----   -----------------  ----      ---------
Institutional Security Systems       $      27,472     35.8     $     2,539       3.3      $  30,011
Attack Protection                           13,694     17.8              -          -         13,694
Federal Security Systems                     7,946     10.3              -          -          7,946
Public Safety and Justice                   18,134     23.6           7,025       9.2         25,159
                                            ------     ----           -----       ---         ------
     Total                           $      67,246     87.5     $     9,564      12.5      $  76,810
                                     =============     ====     ===========      ====      =========

Since the majority of our revenues are one-time revenues and are non-recurring, we must reinvent our book of business every day. This makes it very difficult for us to project our future revenue stream and thus makes it very difficult for us to project our earnings as well as our business outlook. Over the next two to five years, we intend to modify our business model to rely less upon one-time sources of revenue and more on recurring sources of revenue. In this regard, we recently hired a Chief Operating Officer (COO). The COO position is a new position within CompuDyne. Our new COO, Mr. Maurice Boukelif, brings extensive manufacturing and operational experience to us. Relying on his expertise, we are hopeful we will be able to make this business model shift in the next few years.

Our third key focus area is acquisitions. With the January 2004 completion of the 2011 Notes offering, we have significant resources with which to fund acquisitions. We are particularly interested in three areas.

The first is a business that would either prove additive or complementary to our current offerings in the Public Safety and Justice segment. We envision this segment as being a growth segment for our business. Our assessment is that the demands of our nation's first responders will grow in the foreseeable future. Furthermore, this business is characterized by strong recurring revenues which as discussed above is one of our key business drivers.

Second, we are continually looking for companies that have attractive security technology-based products that we can leverage by offering the technology to our existing customers and markets.

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

We believe that if we address and implement successfully the above three areas of focus it will significantly enhance our future growth opportunities and will provide for more predictable financial results.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. The Company had revenues of $37.8 million and $47.5 million for three months ended June 30, 2004 and 2003, respectively. This was a decrease of $9.8 million or 20.5%.

Revenues from the Institutional Security Systems segment were $14.0 million in the three months ended June 30, 2004 a decrease from $25.7 million for the same period of 2003. This was a decrease of $11.7 million or 45.7%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to its working on less projects than it did in the previous year. The principal reason was because its backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in 2004 and the second quarter of 2004 than in 2003 and the second quarter of 2003. At June 30, 2004, the backlog for the Institutional Security System's segment was $62.8 million which was a $10.6 million increase over the previous  quarter.  The year 2003 was a slow  bidding  period  for the  Company.
Although the gross amount of construction spending in the corrections area remained relatively flat between 2002, 2003 and the first half of 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and the first half of 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment was $6.7 million in the three months ended June 30, 2004, an increase from $6.5 million for the same period of 2003. This was an increase of $0.2 million or 3.2%. The Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and the first half of 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During the three months ended June 30 of 2004 compared to the three months ended June 30, 2003 the Norshield line experienced a 20.6% decline in revenues, whereas the Fiber SenSys line experienced a 109.1% increase in revenue. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and early 2003 has appeared to stabilize. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003 the Company furnished bids to supply its products for eight new embassy projects. This was the largest number of embassy projects bid in a single calendar year for this segment. As of June 30, 2004, the Company was awarded five of these embassy projects, for a total CompuDyne contract value of $11.2 million, lost two embassy projects and the eighth has yet to be awarded. All indications are that this increased level of new embassy construction will continue for at least the next several years. We expect bidding on an additional 16 embassies during the second half of this year.

Revenues from the Federal Security Systems segment was $4.4 million in the three months ended June 30, 2004, an increase from $4.3 million for the same period of 2003. This was an increase of $0.1 million or 2.6%. Substantially all of this segment's revenue is backlog driven. The Federal Security Systems Segment ended 2002 with a backlog level of $11.4 million. Backlog at June 30, 2004 was $6.3 million and at December 31, 2003 was $8.3 million.

Revenues from the Public Safety and Justice segment was $12.7 million in the three months ended June 30, 2004, an increase from $11.1 million for the same period of 2003. This was an increase of $1.7 million or 15.1%. This increase was a result of this segment shipping more hardware to its software clients than it did during the three months ended June 30, 2003.

Expenses. Cost of goods sold of $26.7 million in the three months ended June 30, 2004 were down $9.1 million or 25.5% from $35.8 million during the same period of 2003. This decrease was a result of a decreased costs of goods sold of $10.7 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 29.4% in the three months ended June 30, 2004 as compared to 24.8% in 2003.

Cost of goods sold in the Institutional Security Systems segment of $11.7 million in the three months ended June 30, 2004 were down $10.7 million or 47.8% from $22.4 million during the same period of 2003. This decrease was more than the related sales decrease of this segment of 45.7% resulting in an increase in the gross profit percentage to 16.1% from 12.6% in the three months ended June 30, 2003. During 2002, the West Coast operations of the Institutional Security Systems segment identified that the costs to complete its projects was expected to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed and as these projects neared completion the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase, resulting in a higher cost of goods sold in 2003 as a result of these charges in estimate to complete.

These   increases  were   identified  and  recorded  in  the  cost  to  complete
calculations in the following periods.

                  Third and Fourth Quarters of 2002      $ 2,400,000
                  First Quarter of 2003                      248,000
                  Second Quarter of 2003                   1,277,000
                  Third Quarter of 2003                      373,000
                  Fourth Quarter of 2003                     487,000
                  First Quarter of 2004                      176,000
                  Second Quarter of 2004                      80,000
                                                         -----------
                    Total West Coast Margin Reductions   $ 5,041,000
                                                         ===========

As a result, as these projects are being brought to completion the revenue generated by them is resulting in little margin or in some cases losses as the additional cumulative cost overruns of $5.0 million were being identified and realized. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations. As of June 30, 2004, we believe that additional cost overruns to complete these projects will be minimal, and as of June 30, 2004 we have accrued for any known probable losses.

Cost of goods sold in the Attack Protection segment of $5.7 million in the three months ended June 30, 2004 was up $0.5 million or 9.8% from $5.2 million during the same period of 2003. This increase was more than the related sales increase of this segment of 3.2%, resulting in a 5.1% decrease in the gross profit percentage to 16.1% from 21.1% in the three months ended June 30, 2003. We are actively working to better utilize the 75,000 square foot factory the Company purchased in Montgomery, Alabama. The Airteq manufacturing operation in Oregon was relocated and consolidated into this facility. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus absorb some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in this plant in Alabama. In addition, we identified a quality problem with the windows and doors being installed on one active and current project. As a result of this identified problem, we were forced to take remedial action in the field to repair this defect. During the June 30, 2004 quarter we were forced to increase our estimated cost to complete this project by $0.5 million thus causing this project to become a negative margin project. The entire estimated loss on this project was recorded in the June 30, 2004 quarter. As this project is brought to completion, it will be without any margin.

Cost of goods sold in the Federal Security Systems segment of $3.8 million in the three months ended June 30, 2004 were up $0.1 million or 2.8% from $3.7 million during the same period of 2003. This increase was more than the related sales increase of this segment of 2.6% resulting in an 0.2% decrease in the gross profit percentage to 14.0% from 14.2% in the three months ended June 30, 2003. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $5.5 million in the three months ended June 30, 2004 were up $1.0 million or 22.7% from $4.5 million during the same period of 2003. This increase was more than the related sales increase of this segment of 15.1% resulting in an 2.7% decrease in the gross profit percentage to 56.7% from 59.4% in the three months ended June 30, 2003. A substantial portion of this segments sales increase represents hardware sales whereby we buy and procure hardware for our clients. Hardware sales inherently have a significantly lower margin than our software sales. In addition, during the fourth quarter of 2003 our Public Safety and Justice segment received a complaint alleging that we breached our contract to provide a public safety software system to a customer. As a result we recorded a $1.7 million pre-tax charge. During the second quarter of 2004 this matter was settled resulting in a reduction by the segment of $0.3 million of the accrued charges, which was reflected as a reduction of its cost of sales.

Selling, general and administrative expenses was $8.7 million for the three months ended June 30, 2004, an increase of $1.0 million or 12.4% from $7.7 million for the same period of 2003. Much of this increase is related to additional costs incurred by the Company related to legal fees incurred in connection with responding to the complaint filed by the Public Safety and
Justice segment customer, expenses incurred in connection with evaluating potential acquisitions, recruiting fees incurred to fill the recently hired COO position and other senior management positions and to comply with new requirements mandated by the Sarbanes-Oxley Act and the SEC.

Research and Development expenses were $1.9 million for the three months ended June 30, 2004, a decrease of $0.2 million or 7.8% from $2.0 million for the same period of 2003. Being a technology driven enterprise, the Company's Public
Safety and Justice segment is required to continually update and enhance its software offerings thus causing it to incur significant research and development costs. During the second quarter of 2004, certain of the segment's research and development resources were diverted to work on revenue producing projects, which resulted in a decline in our research and development expenses.

The following table compares the weighted average of the Company's three month period ended June 30, 2004 and June 30, 2003 interest bearing borrowings and the related rates charged thereon.


                                 Monthly Weighted Average  Monthly Weighted Average
                                   Second Quarter 2004       Second Quarter 2003
                                   Amount          Rate      Amount         Rate
                                 ----------      -------   --------       ---------
                                      (in Thousands)        (in Thousands)
Bank borrowings                     $  --          --      $16,497       3.7%
Industrial revenue bonds            $ 4,145       3.5%     $ 4,585       4.2%
Subordinated borrowings             $40,250       6.3%          --         --
Swap hedge agreement                $ 3,382       4.6%     $ 6,088       4.1%

In addition the Company recorded
the following interest expense:
Amortization and write-off
    of deferred financing charges   $   145                $    51



Taxes on Income. The effective tax rate was approximately 40% during both the three month periods ended June 30, 2004 and June 30, 2003.

Net Income. The Company reported net income of $0.1 million and $1.0 million in the second quarters of 2004 and 2003, respectively. Diluted earnings per share decreased to $.01 in the second quarter of 2004 from $.13 in the second quarter of 2003. The weighted average number of common shares outstanding and equivalents increased in the second quarter of 2004 as compared to the second quarter of 2003 to 8.4 million from 8.1 million in 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Revenues. The Company had revenues of $76.8 million and $94.3 million for the six months ended June 30, 2004 and June 30, 2003, respectively. This was a decrease of $17.5 million or 18.6%.

Revenues from the Institutional Security Systems segment were $30.0 million in the six months ended June 30, 2004, a decrease from $49.1 million for the same period of 2003. This was a decrease of $19.1 million or 38.9%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to its working on less projects than it did in the previous year. The principal reason was because its backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in the first six months of 2004 as compared to the first six months of 2003. At June 30, 2004, the backlog for the Institutional Security System's segment was $62.8 million which was a $5.5 million increase over the December 31, 2003 backlog amount. The year 2003 was a slow bidding period for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2002, 2003 and the first half of 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and the first half of 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment was $13.7 million in the six months ended June 30, 2004, a decrease from $14.9 million for the same period of 2003. This was a decrease of $1.2 million or 7.9%. The Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and the first half of 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During the six months ended June 30, 2004 compared to June 30, 2003 the Norshield line experienced a 25.6% decline in revenues, whereas the Fiber SenSys line experienced a 81.8% increase in revenues. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 has appeared to stabilize. It appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003 the Company furnished bids to supply its products for eight new embassy projects. This was the largest number of embassy projects bid in a single calendar year for this segment. As of June 30, 2004, the Company was awarded five of these embassy projects, for a total CompuDyne contract value of $11.2 million, lost two embassy projects and the eighth has yet to be awarded. All indications are that this increased level of new embassy construction will continue for at least the next several years. We expect bidding on additional 16 embassies during the second half of 2004.

Revenues from the Federal Security Systems segment was $7.9 million in the six months ended June 30, 2004, an increase from $7.8 million for the same period of 2003. This was an increase of $0.1 million or 2.5%. Substantially all of this segment's revenue is backlog driven. The Federal Security Systems Segment ended 2002 with a backlog level of $11.4 million. Backlog at December 31, 2003 was $8.3 million and at June 30, 2004 was $6.3 million.

Revenues from the Public Safety and Justice segment was $25.2 million in the six months ended June 30, 2004 an increase from $22.5 million for the same period of 2003. This was an increase of $2.6 million or 11.6%. This increase was a result of this segment shipping more hardware to its software clients than it did during the six month period ended June 30, 2003.

Expenses. Cost of goods sold of $55.5 million in the six months ended June 30, 2004 were down $15.3 million or 21.6% from $70.7 million during the same period of 2003. This decrease was a result of decreased costs of goods sold of $17.4 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 27.7% for the six months ended June 30, 2004 as compared to 25.0% in 2003.

Cost of goods sold in the Institutional Security Systems segment of $25.3 million for the six months ended June 30, 2004 were down $17.4 million or 40.7% from $42.6 million during the same period of 2003. This decrease was more than the related sales decrease of this segment of 38.9% resulting in a 2.6% decrease in the gross profit percentage to 15.8% from 13.3% in the six months ended June 30, 2003. During 2002, the West Coast operations of the Institutional Security Systems segment identified that the costs to complete its projects was going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed and as these projects neared completion the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase resulting in a higher cost of goods sold in 2003 as a result of the charges in estimate to complete.

These   increases  were   identified  and  recorded  in  the  cost  to  complete
calculations in the following periods.

                  Second Six Months of 2002                   $     2,400,000
                  First Six Months of 2003                          1,525,000
                  Second Six Months of 2003                           860,000
                  First Six Months of 2004                            256,000
                                                              ---------------
                           Total West Coast Margin Reductions $     5,041,000
                                                              ===============

As a result, as these projects are being brought to completion the revenue generated by them is resulting in little margin or in some cases losses as the additional cumulative costs overruns of $5.0 million were being identified and realized. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations. As of June 30, 2004 we believe that additional cost overruns to complete these projects will be minimal, and as of June 30, 2004 we have accrued for any known probable losses.

Cost of goods sold in the Attack Protection segment of $11.7 million for the six months ended June 30, 2004 increased $0.2 million or 1.5% from $11.5 million during the same period of 2003. This increase occurred in spite of a sales decrease of this segment of 7.9%, resulting in a 7.9% decrease in the gross profit percentage to 14.6% from 22.6% during the six months ended June 30, 2003. We are actively working to better utilize the 75,000 square foot factory the Company purchased in Montgomery, Alabama. The Airteq manufacturing operation in Oregon was relocated and consolidated into this facility. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus absorb some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in this plant in Alabama. In addition we identified a quality problem with the windows and doors being installed on one active and current project. As a result of this identified problem, we were forced to take remedial action in the field to repair this defect. During the first six months of June 30, 2004 we were forced to increase our estimated cost to complete this project by $0.9 thousand thus causing this project to become a negative margin project. The entire loss on this project was recorded in the June 30, 2004 quarter. As this project is brought to completion, it will be without any margin.

Cost of goods sold in the Federal Security Systems segment of $6.8 million in the six months ended June 30, 2004 increased $0.2 million or 3.3% from $6.6 million during the same period of 2003. This increase was more than the related sales increase of this segment of 2.5%, resulting in an 0.7% decrease in the gross profit percentage to 13.9% from 14.5% in the six months ended June 30, 2003. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $11.7 million for the six months ended June 30, 2004 were up $1.7 million or 17.0% from $10.0 million during the same period of 2003. This increase was more than the related sales increase of this segment of 11.6%, resulting in a 2.1% decrease in the gross profit percentage to 53.6% from 55.8% in the six months ended June 30, 2003. During the fourth quarter of 2003 our Public Safety and Justice segment received a complaint alleging that we breached our contract to provide a public safety software system to a customer. As a result we recorded a $1.7 million pre-tax charge. During the second quarter of 2004 this matter was settled resulting in a recovery by the segment of $0.3 million of the accrued charge, which was reflected as a reduction of its cost of sales.

Selling, general and administrative expenses was $16.8 million for the six months ended June 30, 2004, an increase of $1.2 million or 7.5% from $15.7 million for the same period of 2003. Much of this increase is related to additional costs incurred by the Company related to legal fees incurred in connection with responding to the complaint filed by the Public Safety and
Justice segment customer, expenses incurred in connection with evaluating potential acquisitions, recruiting fees incurred to fill the recently hired COO position and other senior management positions and to comply with new requirements mandated by the Sarbanes-Oxley Act and the SEC.

Research and Development expenses was $3.6 million for the six months ended June 30, 2004, a decrease of $0.3 million or 7.3% from $3.9 million for the same period of 2003. Being a technology driven enterprise, the Company's Public
Safety and Justice segment is required to continually update and enhance its software offerings, thus causing it to incur significant research and development costs. During the first six months of 2004 certain of the Public Safety and Justice research and development resources were diverted to work on revenue producing projects, which resulted in a decline in our research and development expenses.

The following table compares the weighted average of the Company's six month period ended June 30, 2004 and 2003 interest bearing borrowings and the related rates charged thereon.


                                                Monthly Weighted                 Monthly Weighted
                                                 Average - 2004                   Average - 2003
                                               Amount            Rate          Amount          Rate
                                            -------------      -------      ------------      ------
                                                   (in Thousands)                (in Thousands)
Bank borrowings                             $       1,233        2.1%       $     18,205      3.9%
Industrial revenue bonds                    $       4,295        3.4%       $      4,883      3.7%
Subordinated borrowings                     $      40,250        6.3%                  -        -
Swap hedge agreement                        $       3,721        4.5%       $      6,426      4.0%

In addition the Company recorded
the following interest expense:
Amortization and write-off
    of deferred financing charges           $         273                   $        101

Taxes on Income. The effective tax rate was approximately 40% during both the six month periods ended June 30, 2004 and 2003.

Net Income. The Company reported net (loss) income of ($0.2) million and $2.0 million in the first six months of 2004 and 2003, respectively. Diluted earnings per share decreased to a loss of ($.03) in the first six months of 2004 from $.24 in the first six months of 2003. The weighted average number of common shares outstanding and equivalents decreased to 8.0 million in 2004 from 8.1 million in 2003. This decrease in the weighted average number of shares was caused by the Company excluding anti-dilutive common stock equivalents caused by the Company being in a loss position.

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

As of June 30, 2004, the Company had working capital of $57.6 million compared with $28.8 million as of December 31, 2003. The most significant changes in working capital were due to the cash proceeds from the 2011 Notes financing and the commensurate pay down of the Company's debt, with the balance invested in available-for-sale marketable securities.

Net cash used by operating activities was $3.6 million in the first six months of 2004 versus $9.4 million provided by operating activities in the first six months of 2003.

Net cash used for investing activities was $20.8 million in the first six months of 2004 compared to net cash used of $401 thousand in the first six months of 2003. In the first six months of 2004, a net cost of $20.5 million of marketable securities were purchased.

Net cash provided by financing activities amounted to $26.3 million in the first six months of 2004 compared with a net cash use of $6.2 million in the first six months of 2003. $13.5 million of our bank borrowings were repaid from the proceeds of the issuance of the 2011 Notes.

The following table summarizes the long term debt of the Company as of June 30, 2004 and the payments due by period, in thousands.

                                   Long-term Debt
                                   --------------
         December 31:

               2004                 $         140
               2005                           440
               2006                           440
               2007                           440
               2008                           440
         Thereafter                        42,495
                                    -------------
         Totals                     $      44,395
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

On January 22, 2004, the Company completed the offering of the 2011 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share.

On March 31, 2004 the Company and its banks amended and restated its credit agreement. Under the terms of the new agreement $10.0 million of the line of credit matures on March 1, 2007 and $15.0 million of the line of credit matures on March 1, 2005.

The Company's total outstanding borrowings at June 30, 2004 amounted to approximately $44.4 million. The 2011 Notes accounted for $40.2 million of these borrowings. The remaining amount of $4.1 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.5 million and $2.6 million. The interest rate charged to the Company at June 30, 2004 for its industrial revenue bonds was 1.21% and 1.18% respectively. The variable interest rate for these borrowings fluctuated between 1.01% and 1.38% during the first six months of 2004 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's letters of credit, which amounted to $5.4 million at June 30, 2004, the Company has no other material off balance sheet liabilities.

The Company had $19.6 million of unused availability under its lines of credit at June 30, 2004.

As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and the cash generated from its recent issuance of the 2011 Notes will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions, and to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

The current interest rate environment nationally is at historic lows. In light of this favorable environment, the Company determined that it was in its best interests to lock in a favorable fixed interest rate for a significant amount of borrowings. These borrowings, which were made on a subordinated basis, were used to pay off the Company's existing bank debt and will be available to fund the Company's future growth opportunities and also will be available to fund any acquisitions which the Company may wish to pursue. These funds will be instrumental in the Company's growth through acquisition strategy. Unlike the Company's existing bank debt availability, the 2011 Notes do not contain any restrictive covenants or ratios. As a result of securing this borrowing, the Company renegotiated its bank lines of credit. Although the Company currently does not see the need to borrow under its bank lines, it intends to keep such lines open and available to enhance its financial flexibility.

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 2011 Notes. The Company has decided not to repay any of its Industrial Revenue Bond ("IRB") borrowings as it has determined that there were certain favorable tax treatments afforded the Company when it entered into these IRB's, which it would lose in the event these borrowings were repaid prematurely.

Additional Considerations

COST CONTAINMENT

Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its customers is limited. As a result, in order to enhance its profitability, the Company recognizes the need to continue to seek ways to reduce its costs.

TOTAL BACKLOG

CompuDyne's total backlog amounted to $136.9 million at June 30, 2004. This was a decrease of 1.8% from the Company's December 31, 2003 backlog of $139.4 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                              June 30,           December, 31,
                                                 2004                2003
                                            ------------         -------------
Institutional Security Systems              $    62,765          $    57,258
Attack Protection                                17,761               10,043
Federal Security Systems                          6,296                8,326
Public Safety and Justice                        50,065               63,727
                                            -----------          -----------
         Totals                             $   136,887          $   139,354
                                            ===========          ===========

Included in the backlog of the Public Safety and Justice segment at June 30, 2004 and December 31, 2003 is $3.7 million and $12.0 million, respectively, representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

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

GOODWILL AND INTANGIBLE ASSETS

The Company reviews the carrying value of goodwill and unamortized intangible assets annually during the fourth quarter of the year as of October 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled approximately $30.9 million, net, at June 30, 2004.

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

ECONOMIC CONDITIONS AND THE AFTER EFFECT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS

Much of the work CompuDyne performs is for state and local governmental units. These entities have been severely impacted by recent economic conditions and the resultant contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice, and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for where possible is being deferred by the customer into the future, presumably when the tax bases will be more robust.

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

As a result of the above factors, during the last three years the Company has experienced a more challenging marketplace than it experienced in several years prior to September 11, 2001.

IMPACT OF INFLATION

Inflation did not have a significant effect on our operations during the first six months of 2004.

MARKET RISK

The Company is exposed to market risk related to changes in interest rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At June 30, 2004 the notional amount of the swap agreement had declined to $3.4 million at a fixed rate of 4.9%. In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the six months ended June 30, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three months ended June 30, 2004 was a gain of $58 thousand, and the change in fair value of the interest rate swap for the six months ended June 30, 2004 was a gain of $87 thousand, resulting in a remaining liability for the investment of $68 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down its variable rate bank notes payable. Subsequent to the pay-down of its bank notes payable the only variable rate borrowings outstanding was approximately $4.4 million of
Industrial Revenue Bonds. Since these borrowings bear interest at variable rates, and in the event interest rates increase dramatically, the increase in interest expense to the Company could be material to the results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, EARNINGS PER SHARE". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for the fiscal quarter endied June 30, 2004. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entitites" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2004. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2004.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated Notes due on January 15, 2011. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down its variable bank notes payable. The pay down of its variable borrowings reduced the Company's interest rate risk.

          Financial Instruments by Expected Maturity Date

            Notes Payable
             Year Ending          Variable       Average Variable               Fixed           Average Fixed
             December 31           Rate ($)        Interest Rate                Rate ($)         Interest Rate
             -----------         -----------     -----------------      -----------------       --------------
               2004 (remaining)   $   140,000             1.7%              $           -                  -
               2005                   440,000             2.0%                          -                  -
               2006                   440,000             2.3%                          -                  -
               2007                   440,000             2.6%                          -                  -
               2008                   440,000             2.9%                          -                  -
               Thereafter           2,245,000             2.9%                40,250,000                 6.25%
                                  -----------                               -----------
               Total              $ 4,145,000             2.6%              $ 40,250,000                 6.25%
               Fair Value         $ 4,145,000             2.6%              $ 40,250,000                 6.25%

       Interest Rate Swaps

           Year Ending             Variable           Average       Average
           December 31             Rate ($)          Pay Rate    Receive Rate
           -----------            -----------        ---------   ------------
               2004 (remaining)   $ 1,352,940            4.9%           2.0%
               2005                 2,029,420            4.9%           3.0%
               2006                         -             -               -
               2007                         -             -               -
               2008                         -             -               -
               Thereafter                   -              -              -
                                  -----------
               Total              $ 3,382,360            4.9%           2.5%
               Fair Value         $   (67,599)


                                     ITEM 4

                             CONTROLS AND PROCEDURES

The Company's management conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that (i) the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in reports filed or submitted to the SEC is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

In addition, the Company's management, including the Chief Executive Officer and Chief Financial Officer, reviewed the Company's internal control over financial reporting, and there was no change in the Company's internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continually strives to improve its disclosure controls and procedures to enhance the quality of its financial reporting.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

During the fourth quarter of 2003 our Public Safety and Justice segment received a complaint alleging that we breached our contract to provide a public safety software system to a customer. As a result we recorded a $1.7 million pre-tax charge. During the second quarter of 2004 this contract was settled resulting in a recovery by the segment of $0.3 million of the accrued charge, which was reflected as a reduction of its cost of sales.

Item 4 - Submission of Matters to a Vote of Security Holders

Proposal #2 - Amendment of the Corporation's Articles of Incorporation to Increase the Number of Authorized Shares of the Corporation's Common Stock.

At the Annual Meeting of Shareholders on May 27, 2004, the shareholders approved an amendment of the Corporation's Articles of Incorporation to increase the number of authorized shares of the Corporation's capital stock from 17,000,000 to 52,000,000, 2,000,000 shares of preference stock, without par value, and 50,000,000 shares of common stock having a par value of $0.75 per share. The votes were cast as follows:

For - 5,838,554        Against - 989,214          Abstain - 15,258

Proposal #3 - Amendment of the 1996 Stock Incentive Compensation Plan for Employees.

At the Annual Meeting of Shareholders on May 27, 2004, the shareholders approved the Amended and Restated 1996 Stock Incentive Compensation Plan for Employees increasing the number of shares of common stock which may be issued or transferred under the Employee Plan upon exercise of options or other rights from 1,800,000 shares to 4,000,000 shares. The votes were cast as follows:



For - 2,408,146        Against - 1,223,411        Abstain - 36,306

Broker non-vote - 3,175,263



Proposal #4 - Amendment of the Corporation's Articles of Incorporation to Allow the Board of Directors to Fill Vacancies on the Board Created by the Size of the Board Being Increased.

At the Annual Meeting of Shareholders on May 27, 2004, the shareholders did not approve an amendment of the Corporation's Articles of Incorporation to allow the Board of Directors to fill vacancies on the Board created by the size of the Board being increased. The votes were cast as follows:



For - 2,853,384        Against - 796,756          Abstain - 17,622

Broker non-vote - 3,175,264



Item 6: Exhibits and Reports on Form 8-K
(a)      Exhibits -

3.1 Amendment to Articles of Incorporation of CompuDyne Corporation filed with the Secretary of the State of Nevada on July 22, 2004, incorporated by reference to Registrant's Proxy Statement dated April 29, 2004 for its 2004 Annual Meeting of Shareholders.

3.2  Amendment to By-laws as amended through June 30, 2004, filed herewith.

10.1 CompuDyne Corporation Amended and Restated 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement, dated April 29, 2004 for its 2004 Annual Meeting of Shareholders.

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

                                              COMPUDYNE CORPORATION



Date: July 30, 2004                            /s/ MARTIN ROENIGK
                                               ------------------------
                                               Martin Roenigk
                                               Chief Executive Officer

                                               /s/ GEOFFREY F. FEIDELBERG
                                               --------------------------
                                               Geoffrey F. Feidelberg
                                               Chief Financial Officer