Form 10-Q
period 2004-09-30
COMPUDYNE CORP
filed 2004-11-08
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934



                For the transition period from to ______________


                         Commission File Number 0-29798


                              COMPUDYNE CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                  23-1408659
 ------------------------------                  ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)


              2530 Riva Road, Suite 201, Annapolis, Maryland 21401
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (410) 224-4415

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes __X__ No____

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                                  Yes __X__ No____


As of November 1, 2004, a total of 8,314,279 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX
                                                                     Page No.
Part I.  Financial Information

   Item 1. Financial Statements - Unaudited

      Consolidated Balance Sheets - September 30, 2004
      and December 31, 2003                                              3

      Consolidated Statements of Operations -
      Three Months and Nine Months Ended
      September 30, 2004 and 2003                                        4

      Consolidated Statement of Changes in
      Shareholders' Equity - Nine Months Ended
      September 30, 2004                                                 5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2004 and 2003                      6

      Notes to Consolidated Financial Statements                      7-15

   Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  16-29

   Item 3. Quantitative and Qualitative Disclosures
      About Market Risk                                                 30

   Item 4. Controls and Procedures                                      31

Part II.  Other Information                                             32

      Signature                                                         33


                          ITEM 1. FINANCIAL STATEMENTS
                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                              September 30,           December 31,
                                            ASSETS                 2004                   2003
                                                                ---------              ---------
                                                                         (in thousands)
Current Assets
       Cash and cash equivalents                                $   2,366              $   1,869
       Marketable securities                                       15,711                   --
       Accounts receivable, net                                    40,578                 41,780
       Contract costs in excess of billings                        17,239                 17,568
       Inventories                                                  5,096                  6,704
       Deferred tax assets                                          1,168                  1,371
       Prepaid expenses and other                                   4,969                  2,322
                                                                ---------              ---------
             Total Current Assets                                  87,127                 71,614

Property, plant and equipment, net                                 11,421                 10,079
Goodwill                                                           23,157                 21,280
Other intangible assets, net                                        9,570                  9,785
Other                                                                 972                    904
                                                                ---------              ---------
           Total Assets                                         $ 132,247              $ 113,662
                                                                =========              =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued liabilities                 $  15,053              $  21,078
       Billings in excess of contract costs incurred               12,522                 13,551
       Deferred revenue                                             6,434                  6,036
       Current portion of notes payable                               440                  2,103
                                                                ---------              ---------
             Total Current Liabilities                             34,449                 42,768

Notes payable                                                       3,565                 15,555
Convertible subordinated notes payable                             39,071                   --
Deferred tax liabilities                                            1,709                  1,592
Other                                                                 619                    820
                                                                ---------              ---------
             Total Liabilities                                     79,413                 60,735
                                                                ---------              ---------
Commitments and Contingencies

Shareholders' Equity
       Preferred stock, 2,000,000 shares authorized and unissued       --                     --
       Common stock, par value $.75 per share: 50,000,000 and
         15,000,000  shares  authorized  at September  30, 2004
         and December 31, 2003, respectively;  8,943,856 and
         8,567,680 shares issued at September
         30, 2004 and  December 31, 2003, respectively              6,707                  6,426
       Additional paid-in-capital                                  44,368                 42,755
       Retained earnings                                            5,859                  7,926
       Accumulated other comprehensive loss                           (13)                   (93)
       Treasury stock, at cost; 594,877 shares at
          September 30, 2004 and  December 31, 2003                (4,087)                (4,087)
                                                                ---------              ---------
             Total Shareholders' Equity                            52,834                 52,927
                                                                ---------              ---------
             Total Liabilities and Shareholders' Equity         $ 132,247              $ 113,662
                                                                =========              =========

   The accompanying notes are an integral part of these financial statements.




                                               COMPUDYNE CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (unaudited)


                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                      September 30,
                                                          2004             2003                2004             2003
                                                         -------        -----------         ---------         ---------
                                                                      (in thousands, except per share data)
Revenues:
  Services                                              $  26,242         $  46,231         $  87,831         $ 123,382
  Products                                                  7,118             6,905            22,339            24,059
                                                        ---------         ---------         ---------         ---------
      Total revenues                                       33,360            53,136           110,170           147,441

Cost of sales:
  Services                                                 16,788            35,015            59,222            92,333
  Products                                                  7,764             6,110            20,795            19,527
                                                        ---------         ---------         ---------         ---------
      Total cost of sales                                  24,552            41,125            80,017           111,860
                                                        ---------         ---------         ---------         ---------
Gross profit                                                8,808            12,011            30,153            35,581

 Selling, general and administrative expenses               9,288             8,471            26,119            24,125
Research and development                                    2,051             1,683             5,680             5,596
                                                        ---------         ---------         ---------         ---------
(Loss) income from operations                              (2,531)            1,857            (1,646)            5,860
                                                        ---------         ---------         ---------         ---------
Other expense (income)
  Interest expense                                            849               366             2,443             1,079
  Interest income                                            (289)             (149)             (703)             (159)
  Other expense (income)                                      (20)                4                43                 5
                                                        ---------         ---------         ---------         ---------
      Total other expense                                     540               221             1,783               925
                                                        ---------         ---------         ---------         ---------
(Loss) income before income taxes                          (3,071)            1,636            (3,429)            4,935
Income taxes (benefit) expense                             (1,221)              654            (1,362)            1,974
                                                        ---------         ---------         ---------         ---------
 Net (loss) income                                      $  (1,850)        $     982         $  (2,067)        $   2,961
                                                        =========         =========         =========         =========
Earnings (loss) per share:
Basic earnings (loss) per common share                  $    (.23)        $     .12         $    (.26)        $     .38
                                                        =========         =========         =========         =========
Weighted average number of common
shares outstanding                                          8,171             7,923             8,085             7,881
                                                        =========         =========         =========         =========
Diluted earnings (loss) per common share                $    (.23)        $     .12         $    (.26)        $     .36
                                                        =========         =========         =========         =========
Weighted average number of common
shares and equivalents                                      8,171             8,199             8,085             8,140
                                                        =========         =========         =========         =========



                             The accompanying notes are an integral part of these financial statements.


                                                      COMPUDYNE CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                 (unaudited)
                                                                (in thousands)

                                                                                   Accumulated
                                                             Additional               Other
                                           Common Stock       Paid-in   Retained   Comprehensive    Treasury Stock
                                           Shares  Amount     Capital   Earnings   Income /(Loss)   Shares  Amount       Total
                                          ----------------   --------   --------  ----------------- ---------------    --------
Balance at
January 1, 2004                           8,568   $  6,426   $ 42,755   $  7,926    $    (93)        595   $ (4,087)   $ 52,927

Common stock issued
  in connection with
  acquisition of 90
  Degrees, Inc.                              72         54        585       --          --          --         --
                                                                                                                            639
Stock options exercised                     304        227      1,028       --          --          --         --         1,255

Net loss                                   --         --         --       (2,067)       --          --         --        (2,067)
Other comprehensive income, net of tax:
Ineffectiveness of interest
   rate swap agreement                     --         --         --         --            93        --         --            93
Unrealized loss on
  available for sale
  marketable securities                    --         --         --         --           (13)       --         --           (13)
                                        ----------------------------------------------------------------------------------------
Balance at
  September 30, 2004                      8,944   $  6,707   $ 44,368   $  5,859    $    (13)        595   $ (4,087)   $ 52,834
                                        =======   ========   ========   ========    ========    ========   ========    ========


                             The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Nine Months Ended
                                                                             September 30,
                                                                       2004                  2003
                                                                      ------               -------
                                                                           (in thousands)
Cash flows from operating activities:
     Net (loss) income                                               $ (2,067)             $  2,961

Adjustments to reconcile net (loss) income to
  net cash provided by operations:
    Depreciation and amortization                                       2,099                 2,016
    Deferred tax asset                                                    267                  --
    (Gain) loss from disposal of property, plant and equipment              3                     5
    Amortization of debt discount                                         129                  --
    Unrealized loss on interest rate swap                                  44                  --
    Amortization of discounts on marketable securities                    (56)                 --

Changes in assets and liabilities:
    Accounts receivable                                                 1,220                (4,750)
    Contract costs in excess of billings                                  329                 3,132
    Inventories                                                         1,608                   715
    Prepaid expenses and other current assets                          (2,647)                 (171)
    Other assets                                                          (68)                    6
    Accounts payable and accrued liabilities                           (6,125)                7,356
    Billings in excess of contract costs incurred                      (1,029)                 (868)
    Deferred revenue                                                      398                   739
    Other liabilities                                                     (46)                 --
                                                                     --------              --------
Net cash flows (used in) provided by operating activities              (5,941)               11,141
                                                                     --------              --------
Cash flows from investing activities:
    Purchase of marketable securities                                 (31,195)                 --
    Redemption of marketable securities                                15,518                  --
    Additions to property, plant and equipment                           (972)                 (622)
    Proceeds from sale of property, plant and equipment                     3                     9
    Net payment for acquisition                                        (3,460)                  (71)
                                                                     --------              --------
Net cash flows used in investing activities                           (20,106)                 (684)
                                                                     --------              --------
Cash flows from financing activities:
    Issuance of common stock                                            1,255                   225
    Warrants exercised                                                   --                     166
    Purchase of treasury stock                                           --                    (167)
    Repayment of bank notes and line of credit                        (13,653)               (8,485)
    Borrowings of convertible subordinated notes payable               38,942                  --
                                                                     --------              --------
Net cash provided by (used in) financing activities                    26,544                (8,261)
                                                                     --------              --------
Net change in cash and cash equivalents                                   497                 2,196
Cash and cash equivalents at beginning of period                        1,869                 1,274
                                                                     --------              --------
Cash and cash equivalents at end of period                           $  2,366              $  3,470
                                                                     ========              ========
Supplemental  disclosures of cash flow information:
  Cash paid during the period  for:
    Interest                                                         $  1,517              $    859
    Income tax, net of refunds                                       $    746              $  1,488
 Common stock issued in connection with acquisition                  $    639              $   --


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

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2003. Operating results for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of operating results for the entire fiscal year.

New Accounting Pronouncements:

In June 2004 the FASB issued an exposure draft entitled Fair Value Measurements that provides guidance on how to measure fair value of assets and liabilities. The objective is to increase the consistency, reliability, and comparability of fair value measurements in applying general accepted accounting principles. Valuation techniques consistent with the market approach, income approach and cost approach are to be considered for purposes of estimating fair value. The proposed standard's effective date would be applicable for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the proposed standard.

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

Comprehensive Income:
The following table shows the components of comprehensive (loss) income, net of income taxes, for the nine months ended September 30, 2004 and 2003, in thousands.

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                       2004             2003
                                                                     --------        ---------
                    Net (loss) income                                $ (2,067)       $   2,961
                    Unrealized loss on available-for-sale securities      (13)              --
                    Ineffectiveness of interest rate swap agreement        93               --
                    Translation adjustment                                 --               (7)
                    Loss on interest rate swap agreement                   --               76
                                                                     --------        ---------
                    Comprehensive (loss) income                      $ (1,987)       $   3,030
                                                                     ========        =========


Stock-based Compensation:
As of September 30, 2004, the Company continues to account for its stock-based compensation plans, which are described more fully in the Company's 2003 Annual Report, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                                 2004                2003
                                                                             ------------         ----------
                                                                           (in thousands, except per share data)
Net  (loss) income, as reported                                              $     (1,850)        $      982
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards net of related tax effects              (277)              (277)
                                                                             ------------         ----------
Pro forma net (loss) income                                                  $     (2,127)        $      705
                                                                             ============         ==========
Earnings (loss) per share:
Basic - as reported                                                          $       (.23)        $      .12
Basic - pro forma                                                            $       (.26)        $      .09

Diluted - as reported                                                        $       (.23)        $      .12
Diluted - pro forma                                                          $       (.26)        $      .09

                                                                                 For the Nine Months
                                                                                 Ended September 30,
                                                                                 2004            2003
                                                                             ------------    ------------
                                                                         (in thousands, except per share data)
Net (loss) income, as reported                                               $     (2,067)   $      2,961
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards net of related tax effects              (784)           (853)
                                                                             ------------   -------------
Pro forma net (loss) income                                                  $     (2,851)   $      2,108
                                                                             ============    ============

Earnings (loss) per share:
Basic - as reported                                                          $       (.26)   $         .38
Basic - pro forma                                                            $       (.35)   $         .27

Diluted - as reported                                                        $       (.26)   $         .36
Diluted - pro forma                                                          $       (.35)   $         .26


The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                       For the Three Months        For the Nine Months
                                       Ended September 30,         Ended September 30,
                                      2004             2003        2004            2003
                                    --------         --------    -------         -------
         Expected life in years        5.3               5.6       5.4              6.8
         Risk-free interest rate       3.4%              3.2%      3.3%             2.9%
         Expected volatility          75.4%             78.8%     76.0%            79.9%


Reclassifications:
Certain prior period amounts have been reclassified to conform to the current period's presentation.


2. OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended September 30, 2004 and 2003, in thousands:


                                                                                            Pre-tax
                                       Revenues              Gross Profit (Loss)         (Loss)/Income
                                 ---------------------      ---------------------     --------------------
                                   2004         2003          2004         2003         2004        2003
                                 --------     --------      -------      --------     --------    --------
Institutional Security
      Systems                    $ 11,783     $ 26,357      $ 1,773      $  3,729     $   (806)   $  1,216
Attack Protection                   6,510        6,036         (477)          758       (2,101)       (663)
Federal Security Systems            3,296        4,549          501           934          137         223
Public Safety and Justice          11,771       16,194        7,011         6,590          370         790
CompuDyne Corporate                    --           --           --            --         (671)         70
                                 --------     --------      -------      --------     --------    --------
                                 $ 33,360     $ 53,136      $ 8,808      $ 12,011     $ (3,071)   $  1,636
                                 ========     ========      =======      ========     =========   ========

The following is the operating segment information for the nine months ended September 30, 2004 and 2003, in thousands:


                                                                                           Pre-tax
                                        Revenues                Gross Profit            (Loss)/Income
                                 --------------------      ---------------------     ----------------------
                                   2004         2003         2004         2003         2004          2003
                                 --------     --------     --------     --------     --------      --------
Institutional Security
      Systems                    $ 41,794     $ 75,497     $  6,522     $ 10,246     $   (683)     $  2,788
Attack Protection                  20,204       20,912        1,524        4,113       (3,236)         (153)
Federal Security Systems           11,242       12,299        1,602        2,059          551           726
Public Safety and Justice          36,930       38,733       20,505       19,163        1,765         1,340
CompuDyne Corporate                  --           --           --           --         (1,826)          234
                                 --------     --------     --------     --------     --------      --------
                                 $110,170     $147,441     $ 30,153     $ 35,581     $ (3,429)     $  4,935
                                 ========     ========     ========     ========     ========      ========

3. EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using the weighted average number of shares outstanding during the period and excludes any dilutive effects of options or warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options and warrants to purchase 739,800 and 571,985 shares for the three month periods ended September 30, 2004 and 2003 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the three month period ended September 30, 2004 as the effect is antidilutive. Stock options and warrants to purchase 673,800 and 933,670 shares for the nine month periods ended September 30, 2004 and 2003 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 2011 Notes are excluded for the nine month period ended September 30, 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings (loss) per share amounts for the three and nine months ended September 30, 2004 and 2003 were as follows, in thousands, except per share data:


                                                                   Three Months Ended              Nine Months Ended
                                                                   Ended September 30,            Ended September 30,
                                                                 2004             2003           2004              2003
                                                               -------         --------         -------          -------
Net (loss) income                                              $(1,850)         $   982         $(2,067)         $ 2,961
                                                               =======          =======         =======          =======
Weighted average common shares outstanding                       8,171            7,923           8,085            7,881
Effect of dilutive stock options and warrants                     --                276            --                259
                                                               -------          -------         -------          -------
Diluted weighted average common shares outstanding               8,171            8,199           8,085            8,140
                                                               =======          =======         =======          =======
Net (loss) income per common share
     Basic                                                     $  (.23)         $   .12         $  (.26)         $   .38
     Diluted                                                   $  (.23)         $   .12         $  (.26)         $   .36

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The Company does not believe this contingency was met for the three and nine months ended September 30, 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.


4.     INVENTORIES

Inventories consist of the following, in thousands:


                      September 30,    December 31,
                          2004            2003
                         ------          ------

Raw materials            $3,355          $3,745
Work in progress          1,224           2,310
Finished goods              517             649
                         ------          ------
                         $5,096          $6,704
                         ======          ======


5.       GOODWILL

The September 30, 2004 unaudited consolidated financial statements include preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of 90 Degrees, Inc. (see Note 10). Final valuations and allocations, which are expected to be completed by June 30, 2005, may differ from the amounts included herein. Currently goodwill is estimated to be approximately $1.9 million.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of $23.2 million at September 30, 2004 and of $21.3 million at December 31, 2003.

Goodwill, by segment, consists of the following, in thousands:


                                    September 30,     December 31,
                                        2004             2003
                                      --------         ---------

Institutional Security Systems        $    739         $     739
Attack Protection                          728               728
Federal Security Systems                    --                --
Public Safety & Justice                 21,690            19,813
                                      ---------        ---------
                                      $ 23,157         $  21,280
                                      ========         =========
6. INTANGIBLE ASSETS

The September 30, 2004 unaudited consolidated financial statements include preliminary estimates of the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of 90 Degrees, Inc. (see Note 10). Final valuations and allocations, which are expected to be completed by June 30, 2005 may differ from the amounts included herein. Currently, intangible assets are estimated to be approximately $60 thousand.

Intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002. Other intangibles include trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment and Norshield in 1998. With the exception of trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method.

Intangible assets consist of the following, in thousands:



                                       September 30, December 31, Amortizable
                                            2004        2003        Lives
                                          --------    --------    --------
                                                                  (in years)
     Trade name                           $  6,913    $  6,913    Indefinite
     Customer relationships                  2,500       2,500          14
     Backlog                                   300         300           2
     Other                                   1,280       1,220      2 - 20
                                          --------    --------
                                            10,993      10,933
     Less: accumulated amortization         (1,423)     (1,148)
                                          --------    --------
                                          $  9,570    $  9,785
                                          ========    ========

Amortization expense for the Company's intangible assets for the three and nine month periods ended September 30, 2004 was $75 thousand and $275 thousand, respectively. The following schedule lists the expected amortization expense for each of the years ending December 31, in thousands:


                           Year
                           -----
                           2004 (remaining)          $    80
                           2005                          290
                           2006                          245
                           2007                          240
                           2008                          225
                                                     -------
                           Total                     $ 1,080
                                                     =======


7. PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of September 30, 2004, the Company had a product warranty accrual in the amount of $402 thousand.

                                               Product Warranty Liabilities
                                               ----------------------------
                                                      (in thousands)
                                                      -------------
 Beginning balance at January 1, 2004                     $   517
 Plus:  accruals for product warranties                       195
 Less:  warranty changes/claims                              (310)
                                                          --------
 Ending balance at September 30, 2004                     $   402
                                                          =======


8. INVESTMENTS IN MARKETABLE SECURITITES

The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The amortized costs of debt securities is adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income on the investments. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities at September 30, 2004 are summarized, in thousands, as follows:


                                                                              Gross Unrealized
                                                                       ----------------------------
                                                         Cost             Gains            Losses         Fair Value
                                                     ----------        -----------      -----------       ----------
         Collateralized mortgage obligations
           (CMO's) consisting of securities
           issued by Fannie Mae,
           Freddie Mac,  and Ginnie Mae              $  15,733         $        --      $        22       $  15,711



The cost and estimated fair value of current debt securities at September 30, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                    Estimated
         (in thousands)                             Cost            Fair Value
                                                 ----------        -----------
         Due in one year or less                 $       --        $        --
         Due after one year and beyond               15,733             15,711
                                                 ----------        -----------
         Total debt securities                   $   15,733        $    15,711
                                                 ==========        ===========


9. NOTES PAYABLE AND LINE OF CREDIT


                                                                                       September 30,     December 31,
                                                                                           2004              2003
                                                                                        -----------       ----------
                                                                                               (in thousands)
Industrial revenue bond,  interest payable quarterly at a variable rate of 1.14%
to  1.83%  (1.83%  at  September  30,  2004)  principal   payable  in  quarterly
installments of $35,000. The bond is fully collateralized by a $1.4 million
letter of credit and a bond guarantee agreement                                         $     1,400       $   1,540

Industrial revenue bond,  interest payable quarterly at a variable rate of 1.01%
to 1.82% (1.82% at September 30, 2004) principal payable in yearly  installments of $300,000. The bond is fully collateralized by a $2.6 million letter of
credit and a bond guarantee agreement.                                                        2,605            2,905

6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per
share. These notes are subordinated to all other liabilities of the Company.                 40,250               --

Line of credit with a Bank,  interest range from LIBOR + 2.25% to Prime + 1.00%, weighted average rate at December 31, 2003 was 3.89%, collateralized by
virtually all of the Company's assets.                                                          --            11,550



                                                                                       September 30,     December 31,
                                                                                           2004              2003
                                                                                        -----------       ----------
                                                                                               (in thousands)
Note  payable to Bank,  interest at LIBOR plus a fixed  credit  spread of 2.50%,
(3.62% at December 31, 2003) collateralized by virtually all of the Company's
assets, repaid in full in January 2004.                                                         --             1,663
                                                                                         ----------       ----------
          Total notes payable and line of credit                                             44,255           17,658
          Less convertible subordinated notes discount                                        1,179               --
                                                                                        -----------       ----------
             Subtotal                                                                        43,076           17,658
          Less amount due within one year                                                       440            2,103
                                                                                        -----------       ----------
                                                                                        $    42,636       $   15,555
                                                                                        ===========       ==========


Maturities of notes payable are as follows, in thousands:


              Year Ending December 31,              Amount
              ------------------------            ----------
                       2004 (remaining)           $        --
                       2005                               440
                       2006                               440
                       2007                               440
                       2008                               440
                       Thereafter                      42,495
                                                  -----------
                                                  $    44,255
                                                  ===========

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The carrying value is listed below, in thousands.


           Face value                         $   40,250
           Underwriters discounts, net             1,179
                                              ----------
                                              $   39,071
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

The 2011 Notes are redeemable at the option of the Company after January 15, 2009, at a premium of two percent of the face value plus accrued interest unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and Wachovia Bank of Delaware, National Association, relating to the 2011 Notes, occurs. If such an event does occur, the Company may redeem the 2011 Notes in whole but not in part at face value plus a premium. If a change in control event occurs and the Company does not elect to redeem the 2011 Notes, the holders can require the Company to repurchase the 2011 Notes at face value plus accrued interest.

The Company incurred $452 thousand of debt issuance costs for the 2011 Notes. These costs are recorded as non-current assets and are amortized on a straight line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred financing costs and debt discount on the 2011 Notes totaled $63 thousand and $182 thousand for the three months and nine months ended September 30, 2004, respectively.

During January 2004, the Company repaid all of its outstanding bank borrowings from the proceeds of the issuance of the 2011 Notes.

On March 31, 2004, the Company signed an Amended and Restated Credit Agreement for its $25.0 million secured working capital line of credit. The new agreement provides for borrowings against eligible accounts receivable and inventories. Of this line of credit $10.0 million matures on March 1, 2007 and $15.0 million matures on March 1, 2005. At September 30, 2004 $5.3 million was committed principally as letters of credit securing the Industrial Revenue Bonds. On October 29, 2004 the Company and its banks amended its credit agreement to eliminate the $15.0 million line of credit maturing on March 1, 2005 and to require borrowing under its $10.0 million line of credit to be collateralized by pledged marketable securities.

The bank borrowings contain various financial covenants, including among other things, maintenance of fixed charge coverage ratios, interest coverage ratios, maximum senior debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios, maximum permitted capital expenditures, and a restriction against paying dividends. The Company was not in compliance with the fixed charge ratio of its bank covenants at September 30, 2004, and in conjunction with the October 29, 2004 amendment received a waiver from its banks.

The interest rate on the line of credit is variable based on the performance of the Company and ranges from LIBOR + 1.00% to Prime + 0.75%. The Company incurs commitment fees equal to a range of 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding under letters of credit.

In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the nine months ended September 30, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three and nine months ended September 30, 2004 was a gain of $24 thousand and $111 thousand, respectively, resulting in a remaining liability for the investment of $44 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.


10.      ACQUISITION

On August 10, 2004 the Company acquired the net assets of 90 Degrees, Inc. In consideration for the $3.3 million in cash and 72,278 shares of CompuDyne Corporation restricted common stock exchanged, the Company acquired approximately $2.2 million in software, $60 thousand of intangible assets, net receivables and liabilities of $38 thousand and $1.9 million in goodwill. Final valuations and allocations, which is expected to be completed by June 30, 2005, may differ from these amounts. 90 Degrees, Inc. historical results of operations are immaterial.


11. COMMITMENTS AND CONTINGENCIES

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

Included in the Institutional Security Systems segment is the TrenTech line which designs, manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as designing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 234 systems installed at 63 facilities, including 58 military installations.

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

During the third quarter of 2004, we expanded our offerings in the Public Safety and Justice sector by completion of our acquisition of the assets of 90 Degrees, Inc. 90 Degrees provides a web-based fire records management system which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and EMS agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities  laws.  When  used in this Form  10-Q,  words  such as  "anticipate,"
"believe," "estimate," "expect," "intend" and similar expressions, as they relate to management, identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, the ability to successfully grow the Company by completing acquisitions, the ability to remain in compliance with its bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities Exchange Commission.

MANAGEMENT OUTLOOK

We find ourselves in very challenging times. We now have three major areas of emphasis: the first is increasing the amount of our backlog; the second is migrating to a business model with a more predictable revenue stream; and the third is finding attractive acquisition candidates to enhance our existing businesses.

During 2003 and the first quarter of 2004, as depicted in the following chart, we saw the amount of our backlog decline. During the second and third quarters of 2004 we experienced increases in our backlog for the first time since the fourth quarter of 2002. Although this increase was a relatively modest $6.5 million, or 4.9% of our March 31, 2004 backlog, we view the fact that the backlog has stopped declining and in fact started to increase as a very important milestone and an early indicator that the difficult economic environment we have been operating under during the past two years appears to have stabilized.


                        Institutional                  Federal           Public
                          Security           Attack            Security          Safety and        Total
(in thousands)            Systems          Protection          Systems           Justice           Backlog
                        ------------------------------------------------------------------------------------
December 31, 2002         $  99,527         $  18,478        $   11,440        $  74,867         $   204,312
March 31, 2003            $  91,602         $  14,827        $   11,667        $  66,007         $   184,103
June 30, 2003             $  81,916         $  16,552        $   10,643        $  72,621         $   181,732
September 30, 2003        $  68,780         $  14,375        $   11,528        $  65,962         $   160,645
December 31, 2003         $  57,258         $  10,043        $    8,326        $  63,727         $   139,354
March 31, 2004            $  52,147         $  12,905        $    9,269        $  57,332         $   131,653
June 30, 2004             $  62,765         $  17,761        $    6,296        $  50,065         $   136,887
September 30, 2004        $  59,524         $  19,351        $    9,018        $  50,215         $   138,108

Historically, approximately over 75% of our revenues were generated from sources where the ultimate customer is a state or local government unit. During the last few years due to the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states are currently running in a deficit situation, as are many local governments. This has caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. Until the economy has improved for several quarters and until state and local budgets improve, we would anticipate our backlog levels continuing to remain under pressure. To address this area of focus we are actively bidding on jobs and keeping our offerings in front of our customers so that when or if the current government budget cycle turns around we will be well positioned to capitalize on new opportunities. As noted above, the modest increase in our backlog at September 30, 2004 preliminarily indicates to us that the markets we serve are stabilizing and we are hopeful that our future backlogs will reflect this trend.

Our second area of focus surrounds reengineering our business model so that it contains a greater degree of recurring revenue. As indicated in the following table, approximately 12.9% of our revenue is generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occur in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.


                                                      Nine Months Ended September 30, 2004
                                                  --------------------------------------------
           (in thousands)       One-time Revenue    %    Recurring Revenue   %          Total
                                ----------------  -----  ----------------- -----    ----------
Institutional Security Systems       $37,948       34.5     $  3,846         3.5       $41,794
Attack Protection                     20,204       18.3           --         --         20,204
Federal Security Systems              11,242       10.2           --         --         11,242
Public Safety and Justice             26,515       24.1       10,415        9.4         36,930
                                     -------       ----      -------       -----    ----------
     Total                           $95,909       87.1%    $ 14,261       12.9%      $110,170
                                     =======       ====      =======       =====    ==========

Since the majority of our revenues are one-time revenues and are non-recurring, we must reinvent our book of business every day. This makes it very difficult for us to project our future revenue stream and thus makes it very difficult for us to project our earnings as well as our business outlook. Over the next two to five years, we intend to modify our business model to rely less upon one-time sources of revenue and more on recurring sources of revenue. In this regard, we recently hired a Chief Operating Officer (COO). The COO position is a newly created position within CompuDyne. Our new COO, Mr. Maurice Boukelif, brings extensive manufacturing and operational experience to us. Relying on his expertise, we are hopeful we will be able to make this business model shift in the next few years.

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

The third type of business we are interested in acquiring is a high-end commercial security integrator. Our primary clientele are currently governmental units. Throughout all our segments other than Public Safety & Justice (which is involved in a different market), over the years we have developed significant skills as it relates to security integration and applications. Our offerings however are sold almost exclusively to various governmental units. We believe that the purchase of the right high end commercial security integrator would give us a market entree whereby we would be able to offer many of our existing offerings into the private sector, a wholly new business arena for us, and one that we believe is not served as well as the governmental arena to which we have heretofore dedicated ourselves.

We believe that if we address and implement successfully the above three areas of focus it will significantly enhance our future growth opportunities and will provide for more predictable financial results.

In this regard, on August 11, 2004, we acquired the assets of 90 Degrees, Inc. of Yakima, Washington. 90 Degrees is a provider of mission critical fire and emergency medical information management systems for public, military and private public safety agencies. 90 Degrees' enterprise-wide records management solutions assist fire and EMS agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our Public Safety & Justice product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. The Company had revenues of $33.4 million and $53.1 million for the three months ended September 30, 2004 and 2003, respectively. This was a decrease of $19.8 million or 37.2%.

Revenues from the Institutional Security Systems segment were $11.8 million in the three months ended September 30, 2004, a decrease from $26.4 million for the same period of 2003. This was a decrease of $14.6 million or 55.3%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to its working on less projects than it did in the previous year. The principal reason for the decrease was backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in 2004 and the third quarter of 2004 than in 2003 and the third quarter of 2003. At September 30, 2004, the backlog for the Institutional Security System's segment was $59.5 million which was a $3.2 million decrease over the previous quarter. The bidding in years 2003 through 2004 has been slow for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat during 2002, 2003 and the first nine months of 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and the first nine months of 2004. This situation was further compounded by state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment were $6.6 million in the three months ended September 30, 2004, an increase from $6.0 million for the same period of 2003. This was an increase of $0.6 million or 7.9%. The Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and the first nine months of 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During the three months ended September 30, 2004 compared to the three months ended September 30, 2003, the Norshield line experienced a 16.3% decline in revenues, whereas the Fiber SenSys line experienced a 206.3% increase in revenue. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and early 2003 has appeared to stabilize. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. As of September 30, 2004, the Company was awarded five of these embassy projects, for a total CompuDyne contract value of $11.2 million, lost two embassy projects and the eighth has yet to be awarded. To date during the second half of 2004 we have bid on 13 new embassy projects for a total
CompuDyne contract value of approximately $32 million. In 2005, preliminary indications show 20 embassy projects will be available for bid. All indications are that this increased level of new embassy construction will continue for the next several years.

Revenues from the Federal Security Systems segment were $3.3 million in the three months ended September 30, 2004, a decrease from $4.6 million for the same period of 2003. This was a decrease of $1.3 million or 27.5%. Substantially all of this segment's revenue is backlog driven. The Federal Security Systems Segment ended 2002 with a backlog level of $11.4 million. Backlog at December 31, 2003 decreased to $8.3 million and at September 30, 2004 was $9.0 million.

Revenues from the Public Safety and Justice segment were $11.8 million in the three months ended September 30, 2004, a decrease from $16.2 million for the same period of 2003. This was a decrease of $4.4 million or 27.3%. During the third quarter of 2003, PS&J shipped $4.8 million of hardware to a large client. Although PS&J ships certain hardware components to clients on an occasional basis, shipment of this magnitude of hardware, done to accommodate our client, is an unusual and nonroutine event.

Expenses. Cost of goods sold of $24.6 million in the three months ended September 30, 2004 was down $16.6 million, or 40.3%, from $41.1 million during the same period of 2003. This decrease was a result of a decreased costs of goods sold of $12.6 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 26.4% in the three months ended September 30, 2004 as compared to 22.6% in 2003.

Cost of goods sold in the Institutional Security Systems segment of $10.0 million in the three months ended September 30, 2004 were down $12.6 million or 55.8% from $22.6 million for the same period of 2003. This decrease was slightly more than the related sales decrease of this segment of 55.3% resulting in an increase in the gross profit percentage to 15.0% from 14.1% in the three months ended September 30, 2004. During 2002, the West Coast operations of the Institutional Security Systems segment identified that the costs to complete its projects were expected to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed and as these projects neared completion, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase, resulting in a higher cost of goods sold in 2003 as a result of these changes in estimate to complete.

These   increases  were   identified  and  recorded  in  the  cost  to  complete
calculations in the following periods.

                  Second Half of 2002                  $ 2,215,725
                  First Half of 2003                     1,728,829
                  Third Quarter of 2003                    437,717
                  Fourth Quarter of 2003                   821,646
                  First Half of 2004                       334,841
                  Third Quarter of 2004                     60,913
                                                       -----------
                    Total West Coast Margin Reductions $ 5,599,671
                                                       ===========

As a result, as these projects are being brought to completion and the final billings made, the revenue generated by them is resulting in little margin or in some cases losses as the additional cumulative cost overruns of $5.6 million were being identified and realized. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations. As of September 30, 2004, we believe that additional cost overruns to complete these projects will be minimal, and as of September 30, 2004, all known probable losses have been accrued for.

Cost of goods sold in the Attack Protection segment of $7.0 million in the three months ended September 30, 2004 was up $1.7 million or 32.4% from $5.3 million during the same period of 2003. This increase was in spite of the related sales decrease of this segment of 7.9%, resulting in a 19.9% decrease in the gross profit percentage to (7.3%) from 12.6% in the three months ended September 30, 2003. We are actively working to better utilize the 75,000 square foot factory the Company purchased in Montgomery, Alabama. The Airteq manufacturing operation in Oregon was relocated and consolidated into this facility. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus absorb some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in this plant in Alabama. In addition, we identified a quality problem with the windows and doors being installed on one active and current project. As a result of this identified problem, we were forced to take remedial action in the field to repair this defect. During the quarter ending September 30, 2004 we were forced to increase our estimated cost to complete this project by $1.1 million. This was in addition to $947 thousand write downs recorded during the first and second quarters of 2004. We now anticipate losing $1.4 million on this project. As this project is brought to completion, any future revenues recognized will be without any margin.

Cost of goods sold in the Federal Security Systems segment of $2.8 million in the three months ended September 30, 2004 were down $0.8 million or 22.7% from $3.6 million during the same period of 2003. This decrease was less than the related sales decrease of this segment of 27.5% resulting in a 5.3% decrease in the gross profit percentage to 15.2% from 20.5% in the three months ended September 30, 2003. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $4.8 million in the three months ended September 30, 2004 were down $4.8 million or 50.4% from $9.6 million during the same period of 2003. During the third quarter of 2003, PS&J shipped $4.8 million of hardware to a large client. Although PS&J ships certain hardware components to clients on an occasional basis, shipment of this magnitude of hardware, done to accommodate our client, is an unusual and nonroutine event. The absence of these hardware sales in the third quarter of 2004 contributed to the decline in cost of goods sold in 2004.

Selling, general and administrative expenses was $9.3 million for the three months ended September 30, 2004, an increase of $0.8 million or 9.7% from $8.5 million for the same period of 2003. A significant portion of this increase is related to additional costs incurred by the Company related to legal fees incurred in connection with responding to a complaint filed by a Public Safety and Justice segment customer, expenses incurred in connection with evaluating potential acquisitions, recruiting fees incurred to fill the recently hired COO position and other senior management positions and to comply with new requirements mandated by the Sarbanes-Oxley Act and the SEC.

Research and Development expenses were $2.1 million for the three months ended September 30, 2004, an increase of $0.4 million or 21.9% from $1.7 million for the same period of 2003. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings causing it to incur significant research and development costs.

Interest expense increased to $849 thousand for the three month period ending September 30, 2004 from $366 thousand for the three month period ended September 30, 2003 due to an increase in borrowings and overall higher interest rates. The following table compares the weighted average of the Company's three month period ended September 30, 2004 and September 30, 2003 interest bearing borrowings and the related rates charged thereon.


                                  Monthly Weighted        Monthly Weighted
                                   Average - 2004          Average - 2003
                               Amount          Rate     Amount          Rate
                               ------          ----     ------          ----
                                   (in thousands)         (in thousands)
Bank borrowings                $    --          --      $15,580         3.2%
Industrial revenue bonds       $ 4,052         2.7%     $ 4,492         4.0%
Subordinated borrowings        $40,250         6.3%          --           --
Swap hedge agreement           $ 3,382         3.4%     $ 6,088         3.9%

                                                  Monthly Weighted        Monthly Weighted
                                                  Average - 2004          Average - 2003
                                                  Amount     Rate         Amount      Rate
                                                  ------     ----         ------      ----
                                                   (in thousands)          (in thousands)
In addition the Company recorded the following
  interest expense:

Amortization and write-off
    of deferred financing charges                    $   145             $  77

Taxes on Income. The effective tax rate (benefit) was approximately 40% during both the three month periods ended September 30, 2004 and September 30, 2003.

Net Income. The Company reported net (loss) income of ($1.8) million and $1.0 million in the third quarters of 2004 and 2003, respectively. Diluted earnings per share decreased to ($.23) in the third quarter of 2004 from $.12 in the third quarter of 2003. The weighted average number of common shares outstanding and equivalents used in computing EPS increased in the third quarter of 2004 as compared to the third quarter of 2003 to 8.2 million from 8.1 million in 2003.


NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Revenues. The Company had revenues of $110.2 million and $147.4 million for the nine months ended September 30, 2004 and September 30, 2003, respectively. This was a decrease of $37.3 million or 25.3%.

Revenues from the Institutional Security Systems segment were $41.8 million in the nine months ended September 30, 2004, a decrease from $75.5 million for the same period of 2003. This was a decrease of $33.7 million or 44.6%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to its working on less projects than it did in the previous year. The principal reason was because its backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in the first nine months of 2004 as compared to the first nine months of 2003. At September 30, 2004, the backlog for the Institutional Security System's segment was $59.5 million which was a $2.3 million increase over the December 31, 2003 backlog amount. The year 2003 and 2004 has been a slow bidding period for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2002, 2003 and the first nine months of 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and the first nine months of 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment was $20.2 million in the nine months ended September 30, 2004, a decrease from $20.9 million for the same period of 2003. This was a decrease of $0.7 million or 3.4%. The Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and the first nine months of 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During the nine months ended September 30, 2004 compared to September 30, 2003 the Norshield line experienced a 22.8% decline in revenues, whereas the Fiber SenSys line experienced a 108.1% increase in revenues. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 has appeared to stabilize. It appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003 the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. As of September 30, 2004, the Company was awarded five of these embassy projects, for a total CompuDyne contract value of $11.2 million, lost two embassy projects and the eighth has yet to be awarded. To date during the second half of 2004, we have bid on 13 new embassy projects for a total CompuDyne contract value of approximately $32 million. In 2005, preliminary indications show 20 embassy projects will be available for bid. All indications are that this increased level of new embassy construction will continue for the next several years.

Revenues from the Federal Security Systems segment was $11.2 million in the nine months ended September 30, 2004, a decrease from $12.3 million for the same period of 2003. This was a decrease of $1.1 million or 8.6%. Substantially all of this segment's revenue is backlog driven. The Federal Security Systems Segment ended 2002 with a backlog level of $11.4 million. Backlog at December 31, 2003 was $8.3 million and at September 30, 2004 was $9.0 million.

Revenues from the Public Safety and Justice segment was $36.9 million in the nine months ended September 30, 2004, a decrease from $38.7 million for the same period of 2003. This was a decrease of $1.8 million or 4.7%. During the third quarter of 2003, PS&J shipped $4.8 million of hardware to a large client. Although PS&J ships certain hardware components to clients on an occasional basis, shipment of this magnitude of hardware, done to accommodate our client, is an unusual and nonroutine event.

Expenses. Cost of goods sold of $80.0 million in the nine months ended September 30, 2004 were down $31.8 million or 28.5% from $111.9 million during the same period of 2003. This decrease was a result of decreased costs of goods sold of $30.0 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 27.4% for the nine months ended September 30, 2004 as compared to 24.1% in 2003.

Cost of goods sold in the Institutional Security Systems segment of $35.3 million for the nine months ended September 30, 2004 were down $30.0 million or 45.9% from $65.3 million during the same period of 2003. This decrease was more than the related sales decrease of this segment of 44.6% resulting in a 2.0% increase in the gross profit percentage to 15.6% from 13.6% in the nine months ended September 30, 2003. During 2002, the West Coast operations of the Institutional Security Systems segment identified that the costs to complete its projects was going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed and as these projects neared completion the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase resulting in a higher cost of goods sold in 2003 as a result of the charges in estimate to complete.

These   increases  were   identified  and  recorded  in  the  cost  to  complete
calculations in the following periods.

                  Second Half of 2002           $ 2,215,725
                  First Half of 2003              1,728,829
                  Third Quarter of 2003             437,717
                  Fourth Quarter of 2003            821,646
                  First Half of 2004                334,841
                  Third Quarter of 2004              60,913
                                               ------------
                    Total West Coast
                      Margin Reductions         $ 5,599,671
                                               ============

As a result, as these projects are being brought to completion and the final billings collected, the revenue generated by them is resulting in little margin or in some cases losses as the additional cumulative costs overruns of $5.6 million were being identified and realized. To address this situation, the Company implemented more centralized controls and replaced certain personnel at its West Coast operations. As of September 30, 2004 we believe that additional cost overruns to complete these projects will be minimal, and as of September 30, 2004 all known probable losses have been accrued for.

Cost of goods sold in the Attack Protection segment of $18.7 million for the nine months ended September 30, 2004 increased $1.9 million or 11.2% from $16.8 million during the same period of 2003. This increase occurred in spite of a sales decrease of this segment of 3.4%, resulting in a 12.1% decrease in the gross profit percentage to 7.5% from 19.7% during the nine months ended September 30, 2003. We are actively working to better utilize the 75,000 square foot factory the Company purchased in Montgomery, Alabama. The Airteq manufacturing operation in Oregon was relocated and consolidated into this facility. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus absorb some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in this plant in Alabama. In addition we identified a quality problem with the windows and doors being installed on one active and current project. As a result of this identified problem, we were forced to take remedial action in the field to repair this defect. During the first nine months of September 30, 2004 we were forced to increase our estimated cost to complete this project by $2.0 million thus causing this project to become a negative margin project. Cumulative write downs on this project amount to $2.3 million. As this project is brought to completion any future revenue recognized will be without any margin.

Cost of goods sold in the Federal Security Systems segment of $9.6 million in the nine months ended September 30, 2004 decreased $0.6 million or 5.9% from $10.2 million during the same period of 2003. This decrease was more than the related sales decrease of this segment of 8.6%, resulting in a 2.5% decrease in the gross profit percentage to 14.3% from 16.7% in the nine months ended September 30, 2003. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $16.4 million for the nine months ended September 30, 2004 was down $3.1 million or 16.1% from $19.6 million during the same period of 2003. This decrease was more than the related sales decrease of this segment of 4.7%, resulting in a 6.0% increase in the gross profit percentage to 55.5% from 49.5% in the nine months ended September 30, 2003. During the fourth quarter of 2003 our Public Safety and Justice segment received a complaint alleging that we breached our contract to provide a public safety software system to a customer. As a result we recorded a $1.6 million pre-tax charge. During the second quarter of 2004 this matter was settled resulting in a recovery by the segment of $0.3 million of the accrued charge, which was reflected as a reduction of its cost of sales.

Selling, general and administrative expenses was $26.1 million for the nine months ended September 30, 2004, an increase of $2.0 million or 8.3% from $24.1 million for the same period of 2003. Much of this increase is related to additional costs incurred by the Company related to legal fees in connection with responding to and settling the complaint filed by a Public Safety and
Justice segment customer, expenses incurred in connection with evaluating potential acquisitions, recruiting fees incurred to fill the recently hired COO position and other senior management positions and to comply with new requirements mandated by the Sarbanes-Oxley Act and the SEC.

Research and Development expenses was $5.7 million for the nine months ended September 30, 2004, an increase of $0.1 million or 1.5% from $5.6 million for the same period of 2003. Being a technology driven enterprise, the Company's Public Safety and Justice segment is required to continually update and enhance its software offerings, thus causing it to incur significant research and development costs.

Interest expense increased to $2.4 million for the nine month period ending September 30, 2004 from $1.1 million for the nine month period ending September 30, 2003 due to increase in borrowings and overall higher interest rates. The following table compares the weighted average of the Company's nine month periods ended September 30, 2004 and September 30, 2003 interest bearing borrowings and the related rates charged thereon.

                                                            Monthly Weighted      Monthly Weighted
                                                             Average - 2004        Average - 2003
                                                            Amount      Rate     Amount         Rate
                                                             ------     ----     ------         ----
                                                             (in thousands)         (in thousands)
Bank borrowings                                             $   822     1.4%     $17,330        2.6%
Industrial revenue bonds                                    $ 4,214     3.2%     $ 4,752        3.8%
Subordinated borrowings                                     $40,250     6.3%        --            --
Swap hedge agreement                                        $ 4,059     3.7%     $ 6,755        3.7%

In addition the Company recorded
the following interest expense:
Amortization and write-off
    of deferred financing charges                           $   418              $   178


Taxes on Income. The effective tax rate (benefit) was approximately 40% during both the nine month periods ended September 30, 2004 and September 30, 2003.

Net Income. The Company reported net (loss) income of ($2.1) million and $3.0 million in the first nine months of 2004 and 2003, respectively. Diluted earnings per share decreased to a loss of ($.26) in the first nine months of 2004 from $.36 in the first nine months of 2003. The weighted average number of common shares outstanding and equivalents used in computing EPS increased to 8.2 million in 2004 from 8.1 million in 2003.


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

As of September 30, 2004, the Company had working capital of $52.7 million compared with $28.8 million as of December 31, 2003. The most significant changes in working capital were due to the receipt of the cash proceeds from the 2011 Notes financing, offset in part by the concurrent pay down of the Company's debt, with the balance invested in available-for-sale marketable securities.

Net cash used by operating activities was $5.9 million in the first nine months of 2004 versus $11.1 million provided by operating activities in the first nine months of 2003.

Net cash used for investing activities was $20.1 million in the first nine months of 2004 compared to net cash used of $684 thousand in the first nine months of 2003. In the first nine months of 2004, the net of marketable securities bought and redeemed was $15.5 million.

Net cash provided by financing activities amounted to $26.6 million in the first nine months of 2004 compared with a net cash use of $8.3 million in the first nine months of 2003. $13.5 million of our bank borrowings were repaid from the proceeds of the issuance of the 2011 Notes.

The following table summarizes the long term debt of the Company as of September 30, 2004 and the payments due by period, in thousands.

                             Long-Term Debt
         December 31:        --------------
2004                            $    --
2005                                440
2006                                440
2007                                440
2008                                440
Thereafter                       42,495
                                -------
Totals                          $44,255
                                =======

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

On January 22, 2004, the Company completed the offering of the 2011 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The proceeds from the 2011 Notes were used to repay substantially all of the Company's outstanding borrowings.

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

On October 29, 2004, the Company and its banks amended its credit agreement to eliminate the $15.0 million line of credit maturing on March 1, 2005 and to require borrowings under its $10.0 million line of credit to be collateralized by pledged marketable securities. The Company was not in compliance with its fixed charge coverage ratio covenant at September 30, 2004 and in conjunction with the October 29, 2004 amendment received a waiver from its bank.

The Company's total outstanding borrowings at September 30, 2004 amounted to approximately $44.2 million. The 2011 Notes accounted for $40.2 million of these borrowings. The remaining amount of $4.0 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.4 million and $2.6 million. The interest rate charged to the Company at September 30, 2004 for its industrial revenue bonds was 1.83% and 1.82% respectively. The variable interest rate for these borrowings fluctuated between 1.01% and 1.83% during the first nine months of 2004 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit and in determining the amount of marketable securities needed to be pledged as collateral.

Other than the Company's letters of credit, which amounted to $5.3 million at September 30, 2004, the Company has no other material off balance sheet liabilities.

The Company had $4.7 million of unused availability under its line of credit after execution of the October amendment. As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and the cash generated from its recent issuance of the 2011 Notes will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions, and to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. The interest rate environment earlier this year was at historic lows. In light of this favorable environment, the Company determined that it was in its best interests to lock in a favorable fixed interest rate for a significant amount of borrowings. These borrowings, which were made on a subordinated basis, were used to pay off the Company's existing bank debt and will be available to fund the Company's future growth opportunities and also will be available to fund any acquisitions which the Company may wish to pursue. These funds will be instrumental in the Company's growth through acquisition strategy. Unlike the Company's existing bank debt availability, the 2011 Notes do not contain any restrictive covenants or ratios. As a result of securing this borrowing, the Company renegotiated its bank lines of credit. Although the Company currently does not see the need to borrow under its bank line, it intends to keep such line open.


Additional Considerations

COST CONTAINMENT
Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its customers is limited. As a result, in order to enhance its profitability, the Company recognizes the need to continue to seek ways to reduce its costs.

TOTAL BACKLOG
CompuDyne's total backlog amounted to $138.1 million at September 30, 2004. This was a decrease of 0.9% from the Company's December 31, 2003 backlog of $139.4 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                 September 30,              December, 31,
                                     2004                        2003
                                   --------                    --------
Institutional Security Systems     $ 59,524                    $ 57,258
Attack Protection                    19,351                      10,043
Federal Security Systems              9,018                       8,326
Public Safety and Justice            50,215                      63,727
                                   --------                    --------
         Totals                    $138,108                    $139,354
                                   ========                    ========

Included in the backlog of the Public Safety and Justice segment at September 30, 2004 and December 31, 2003 is $6.0 million and $12.0 million, respectively, representing awards received by the segment, for which the customers have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

CRITICAL ACCOUNTING POLICIES
A complete description of the Company's significant accounting policies appears in the Company's Annual Report to its stockholders and is incorporated by reference in its Annual Report on Form 10-K for the year ended December 31, 2003.

PERCENTAGE OF COMPLETION ACCOUNTING AND REVENUE RECOGNITION
Approximately 75% of the Company's revenues are derived from long term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's manufacturing and construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the contract.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

GOODWILL AND INTANGIBLE ASSETS
The Company reviews the carrying value of goodwill and unamortized intangible assets either annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets that totaled approximately $32.7 million, net, at September 30, 2004.

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

In June 2004 the FASB issued an exposure draft entitled Fair Value Measurements that provides guidance on how to measure fair value of assets and liabilities. The objective is to increase the consistency, reliability, and comparability of fair value measurements in applying general accepted accounting principles. Valuation techniques consistent with the market approach, income approach and cost approach are to be considered for purposes of estimating fair value. The proposed standard's effective date would be applicable for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the proposed standard.

ECONOMIC CONDITIONS AND THE AFTER EFFECT OF THE
SEPTEMBER 11, 2001 TERRORIST ATTACKS
Much of the work CompuDyne performs is for state and local governmental units. These entities have been severely impacted by recent economic conditions and the resulting contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice, and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that has been contracted for where possible is being deferred by the customer into the future, presumably when the tax bases will be more robust.

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

MARKET RISK
The Company is exposed to market risk related to changes in interest rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At September 30, 2004 the notional amount of the swap agreement had declined to $2.7 million at a fixed rate of 4.9%. In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the nine months ended September 30, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three months ended September 30, 2004 was a gain of $24 thousand, and the change in fair value of the interest rate swap for the nine months ended September 30, 2004 was a gain of $111 thousand, resulting in a remaining liability for the investment of $44 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The offering was for $35 million principal amount plus an underwriter's over-allotment option of $5.25 million principal amount, which was exercised in full. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowings outstanding was approximately $4.4 million of industrial revenue bonds. Since these borrowings bear interest at variable rates, and in the event interest rates increase dramatically, the increase in interest expense to the Company could be material to the results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2004 the FASB issued an exposure draft entitled Fair Value Measurements that provides guidance on how to measure fair value of assets and liabilities. The objective is to increase the consistency, reliability, and comparability of fair value measurements in applying general accepted accounting principles. Valuation techniques consistent with the market approach, income approach and cost approach are to be considered for purposes of estimating fair value. The proposed standard's effective date would be applicable for awards that are granted, modified, or settled in cash in interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact of the proposed standard.

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

The information below summarizes our sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2004. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2004.

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

          Financial Instruments by Expected Maturity Date

     Notes Payable
      Year Ending        Variable     Average Variable           Fixed           Average Fixed
      December 31         Rate ($)     Interest Rate             Rate ($)        Interest Rate
      -----------        ----------    --------------         -------------     --------------
        2004 (remaining) $       --           1.82%           $         --                --
        2005                440,000           1.82%                     --                --
        2006                440,000           1.82%                     --                --
        2007                440,000           1.82%                     --                --
        2008                440,000           1.82%                     --                --
        Thereafter        2,245,000           1.82%              40,250,000             6.25%
                          ---------                           -------------
        Total            $4,005,000           1.82%           $  40,250,000             6.25%
        Fair Value       $4,005,000           1.82%           $  40,250,000             6.25%


Interest Rate Swaps
    Year Ending           Variable        Average      Average
    December 31           Rate ($)       Pay Rate    Receive Rate
    -----------          ----------      --------   -------------
        2004 (remaining) $  676,470           4.90%       1.98%
        2005              2,029,420           4.90%       1.98%
        2006                     --             --           --
        2007                     --             --           --
        2008                     --             --           --
        Thereafter               --             --           --
                          --------
        Total            $2,705,890           4.90%       1.98%
        Fair Value       $  (43,977)



                                     ITEM 4
                             CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2004 of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer, Executive Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

CHANGES IN INTERNAL CONTROLS

There have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

SARBANES-OXLEY SECTION 404 COMPLIANCE

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting,
(3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and
(4) a statement that the Company's independent public accounting firm has issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, the Company has dedicated internal resources, hired additional staff, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During 2004, the Company continued to document, evaluate and commenced testing of its internal controls. The Company's documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent public accounting firm's conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II - OTHER INFORMATION


Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 11, 2004, the Company issued 72,278 shares of its common stock, par value $0.75 per share to 90 Degrees, Inc. as a portion of the consideration for the Company's acquisition of the assets of 90 Degrees, Inc. Such shares of common stock were issued without registration under the Securities Act of 1933, as amended, in reliance on the exemption from the Securities Act's registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering.


Item 6:  Exhibits.

Exhibits -

31.1 Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.


31.2 Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.

32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMPUDYNE CORPORATION



Date: November 8, 2004                        /s/ Martin Roenigk
                                              -------------------------
                                              Martin Roenigk
                                              Chief Executive Officer


                                              /s/ Geoffrey F. Feidelberg
                                             ---------------------------
                                              Geoffrey F. Feidelberg
                                              Chief Financial Officer