Form 10-K
period 2004-12-31
COMPUDYNE CORP
filed 2005-03-31
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-29798

                              CompuDyne Corporation
             (Exact name of registrant as specified in its charter)

          Nevada                                                23-1408659
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                 2530 Riva Road, Annapolis, Maryland      21401
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (410) 224-4415

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities  registered  pursuant to Section 12(g) of the Act:  Common Stock $.75 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] NO [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
              Form 10-K or any amendment to this Form 10-K. [ X ]

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
                                 Yes [X] NO [ ]

  As of March 25, 2005, a total of 8,123,479 shares of Common Stock, $.75 par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant, based upon the average of the bid and asked prices on the Nasdaq National Market on June 30, 2004 was approximately $73.8 million. (see ITEM 5).


Documents incorporated by reference: Portions of the Proxy Statement relating to the 2005 Annual Meeting of Shareholders are incorporated in Part III.

                                     PART I

ITEM 1. BUSINESS

         CompuDyne Corporation was reincorporated in Nevada in 1996. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments: Institutional Security Systems; Attack Protection; Federal Security Systems; and Public Safety and Justice.

         Revenues from external clients, gross profit, pre-tax income and total assets for each segment for the last three years are discussed in footnote 20 to the consolidated financial statements.

Four Business Segments
----------------------

Institutional Security Systems

         The Institutional Security Systems ("ISS") segment is headquartered in Montgomery, Alabama and operates under the trade name Norment Security Group ("Norment"). The clients this segment serves consist primarily of state and local governmental units. This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS, through a network of regional offices, provides field level design, installation and maintenance of both physical and electronic security products.

Key products and services of the Institutional Security Systems segment include:

     o    MaxWall: a modular steel, concrete-filled, prefabricated jail cell.

     o Airteq: a complete line of pneumatic and electro-mechanical operating devices, locks and hardware.

     o    Integrated Security Systems: integrated central control and monitoring
          products  for  locking,   paging,  audio,  closed  circuit  television
          cameras, nurse call and duress signals.

Attack Protection

         The Attack Protection segment is one of the country's largest manufacturers of bullet, blast and attack resistant windows and doors. The ultimate clients this segment serves consist primarily of units of the Federal Government. These products are designed for high security applications such as embassies, courthouses and Federal buildings. We also provide our products and services to banks, corporate headquarters and other facilities requiring the highest level of protection currently available. We believe that we are a premier provider of Underwriters Laboratory ballistic standard UL-752 Level 8 security windows and doors, the highest rating level of commercial ballistic security windows and doors. Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

Key products of the Attack Protection segment include:

     o Bullet and Blast Protection: integrated and structurally secure bullet, blast and attack resistant windows and doors.

     o Vehicle Intrusion Barriers: fixed, removable, semi-automatic and automatic vehicle bollards and wedge barrier security systems.

     o Fiber SenSys: a sophisticated fiber optic monitoring system used to detect physical intrusion.

     o SecurLAN: integrated security management system designed to detect intrusion attempts aimed at secure and classified communications networks.

Federal Security Systems

         The Federal Security Systems segment consists of our subsidiary, Quanta Systems Corporation. Our Federal Security Systems segment provides turnkey design, production, installation, and integration of public security and safety systems. The ultimate clients this segment serves consist primarily of units of the Federal Government. This segment is a security systems integrator, specializing in a wide range of customized systems, including:

     o    Access Control and Biometric
     o    Asset Tracking
     o    Badging and Identification
     o    Barriers and Turnstiles
     o    Command, Control, and Communications
     o    Computer Aided Dispatch (CAD)/ Records Management
     o    Electronic Article Surveillance
     o    Fencing, Lighting, Uninterrupted Power
     o    Fire/Life Safety
     o    Information Technology
     o    Intrusion Detection (Exterior, Interior, and Duress)
     o    Fiber Optic Network
     o    Perimeter Security
     o    Smart Card
     o    Surveillance and Assessment

         Our Federal Security Systems segment provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

Key products and services of the Federal Security Systems segment include:

     o Regionalization Systems: Command and control centers that consolidate the operation and management of 911 emergency services (fire, rescue, and police), radio frequency communications, intrusion detection systems, access control systems, and video surveillance systems for multitudes of buildings at diverse geographical locations. This system centralizes monitoring and dispatch functions, maximizing utility and efficiency of all resources.

     o Waterside Sentry Systems: Multi-functional security systems designed to detect, alert, monitor, track, and record water-based and shoreline attack threats.

     o Flightline Sentry Systems: An integration of surveillance, intrusion detection, access control, and other electro/mechanical systems in a comprehensive, "layered" approach to security, which begins inside operations centers and extends beyond base perimeters, providing protection against both overt and covert acts of aggression.

     o Signals Intelligence+ (SigInt) Systems: Signal gathering and analysis products and systems used for field-based collections and monitoring, providing the U.S. intelligence community and U.S. allies with real time intelligence for strategic and tactical decision making.

Public Safety and Justice

         The Public Safety and Justice ("PS&J") segment consists of CorrLogic, Inc., Tiburon, Inc. and the recently acquired businesses known as 90 Degrees, Inc. ("90 Degrees") and Copperfire Software Solutions, Inc. ("Copperfire"). The clients this segment serves consist primarily of state and local governmental units. This segment provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. We believe that we are a worldwide market leader in the development, implementation and support of public safety and justice automation systems. Tiburon, acquired by us in 2002, has been in business since 1980.

Key products and services of the Public Safety and Justice segment include:

     o Dispatch Systems: computer-assisted dispatch systems designed for first responders such as police, fire and emergency medical personnel that feature peer-to-peer technology that is less vulnerable to server and database failures.

     o Records Management Systems: integrated software modules to automate today's law enforcement and fire protection agencies, from initial incident entry to final disposition and related state reporting.

     o Mobile Computing Systems: solutions that provide instant access to computer assisted dispatch and records management systems by law enforcement and emergency personnel in the field.

     o Inmate Management Systems: development, implementation and support of complex, integrated inmate management software systems.

Substantially all of the Company's research and development expenditures occur in the PS&J segment. The PS&J segment incurred $7.1 million, $7.1 million and $4.8 million of research and development expenses in the years ended December 31, 2004, 2003 and 2002, respectively. The 2002 expenses include the expenses incurred from the acquisition of Tiburon, which occurred on May 2, 2002.

The Market
----------

The market opportunity for jail and prison security systems is related to new facility construction, existing facility upgrades, and the trend towards outsourcing government services. We believe approximately $3.0-3.5 billion is spent annually on correctional facility construction, of which typically 10% to 15% relates to security hardware and security electronics, the markets which we currently serve. Our new MaxWall product has the potential to enable us to serve the jail cell construction portion of this market, which constitutes an additional 12% to 15% of the overall market. Other larger security markets we serve include state and local government facilities, federal government facilities and large commercial installations.

In all four segments of our business, we face considerable competition from large and small companies. We compete primarily on a price basis with our competitors. While we are one of the largest suppliers of physical and electronic security to the corrections industry, we have one significant competitor and many small competitors.

Most of our business occurs on a bid or request for proposal basis. Because of the bid and request for proposal process, we do not generally have access to the underlying assumptions that resulted in our competitors' bids and therefore, other than price, we cannot determine why our bid was successful or unsuccessful for particular contracts. Much of the Federal Security Systems work is on a cost recoverable basis and is subject to audit by the Defense Contract Audit Agency.

The Public Safety and Justice segment competes in a market where we believe annual sales are approximately $1 billion. Most of the competitors in this market are smaller than us, however there are several large competitors including divisions of Motorola, Intergraph and Northrop Grumman.

Business Strategy
-----------------

We continually strive to position the Company to meet the expanding requirements of the public security market. We believe that we have market-leading positions in key areas of high-end security systems integration, security electronics, advanced security technology products and first responder support software. We are a single supplier resource for the most difficult and complex public security and first responder requirements. In order to enhance our position in the public security market, our current strategy is to:

        Pursue our existing business through internal growth. We believe that we have market-leading positions in many product and service categories, which provide us a leverageable and ready-made growth platform.

        Expand our client base to encompass high-end commercial clients. Our products are now being marketed to banks, corporate headquarters, private estates and other facilities.

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

        Make selective acquisitions to complement and enhance our current technological capabilities and market access. Our acquisitions of Norment and Tiburon greatly expanded our product offerings and solidified our position within the Institutional Security Systems and Public Safety and Justice segments. We believe other acquisition opportunities exist which if successfully consummated could further enhance our current product and service offerings.

        Develop strategic alliances with large defense contractors and teaming agreements with other integrators, which may put us in a position to participate in large blanket procurement projects from the Department of Homeland Security in response to homeland security requirements.

        Improve  our  cost   structure,   quality,   and  client  and   employee
        satisfaction, and re-engineer our business model to generate a greater degree of recurring revenue.

Corporate Information
---------------------

We were reincorporated in Nevada in 1996 and our predecessor corporation was incorporated in Pennsylvania in 1952. Our principal executive offices are located at 2530 Riva Road, Annapolis, Maryland 21401. Our telephone number is
(410) 224-4415.

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

There is no significant seasonality in CompuDyne's business. The Company's construction related business, ISS, has historically been a very cyclical business in line with the cycle of prison construction in the United States.

See the Management Outlook located in Item 7 for a discussion of backlogs.

At December 31, 2004, the Company had 726 permanent employees. Of the permanent employees, 58 are subject to collective bargaining agreements. The Institutional Security Systems Segment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2004, there were no temporary employees covered under collective bargaining agreements.

The ultimate clients through which substantially all of the sales of the Company are generated are the Federal government or state and local governments in the United States of America.

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

Available Information
---------------------

Our website is located at www.CompuDyne.com. The Company posts all of its SEC filings (including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) on the Company website as soon as reasonably practicable after electronically filing or otherwise furnishing such material to the SEC.

ITEM 2.  PROPERTIES

The Company's principal executive offices are in Annapolis, Maryland. The Company leases approximately 4,358 square feet of office space.

At December 31, 2004 the Institutional Security Systems segment leased primary facilities for engineering, assembly and administration including: Alabama - 43,571 square feet, California - 15,795 square feet, Maryland - 9,500 square feet, Arizona - 8,369 square feet and North Carolina - 5,775 square feet.

At December 31, 2004 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama - 211,703 square feet. These facilities are encumbered by Industrial Revenue Bonds. The Attack Protection segment also leases 30,327 square feet of office/warehouse space in Oregon.

At December 31, 2004 the Federal Security Systems segment leased primary facilities for engineering, assembly and administration in Maryland - 18,090 square feet.

At December 31, 2004 the Public Safety and Justice segment leased primary facilities for engineering and administration including California - 37,945 square feet, Colorado - 10,432 square feet, Texas - 7,711 square feet, Maryland
- 5,728 square feet, Oregon - 5,669 square feet, Utah - 5,422 square feet, Washington - 4,000 square feet, and Wisconsin - 1,902 square feet.

The Company leases only those properties necessary to conduct its business and does not invest in real estate or interests in real estate on a speculative basis. The Company believes that its current properties are suitable and adequate for its current operations. As its operations grow, however, additional space may be required to service contracts in other areas.

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

The Company has learned that the National Association of Securities Dealers ("NASD") is seeking sanctions against certain purchasers of the Company's common stock in its 2001 PIPE transaction. In addition, the Company has learned that the placement agent for this transaction is also being investigated by the SEC and the NASD. The Company is investigating these matters and is evaluating its options for recovery.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

CompuDyne Common Stock is quoted on the Nasdaq National Market, under the symbol "CDCY". There were 1,893 common shareholders of record as of March 25, 2005.

The following table sets forth the high and low sales for CompuDyne Common Stock as quoted on the Nasdaq National Market.

                             2004                          2003
                             ----                          ----
Quarter Ended         High           Low            High          Low
-------------       ---------------------          --------------------

March 31            $ 13.19        $ 8.56          $ 7.49        $ 4.80
June 30             $ 17.46        $ 8.55          $10.20        $ 6.75
September 30        $ 11.61        $ 7.06          $10.78        $ 7.37
December 31         $  8.50        $ 6.10          $10.62        $ 7.50

The Company did not pay any dividends on its common stock during the years ended December 31, 2004 and 2003, and its Board of Directors has no intention of declaring a dividend in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report or in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.


(In thousands except per share data):                                  For the years ended December 31
                                                      -----------------------------------------------------------------------
                                                        2004             2003          2002(a)         2001           2000(b)
                                                      --------         --------       --------       --------        --------
Net sales                                             $142,782         $193,263       $155,556       $127,394        $130,611
                                                      ========         ========       ========       ========        ========
Gross profit                                          $ 37,678         $ 46,396       $ 34,816       $ 25,280        $ 25,502
Selling, general and administrative expenses            36,219           32,305         25,785         17,378          17,792
Research and development                                 7,755            7,374          4,916                            220
                                                                                                           70
Impairment of goodwill and other intangibles
                                                         1,826                -              -              -               -
                                                      --------         --------       --------       --------        --------
Operating (loss) income                               $ (8,122)        $  6,717       $  4,115       $  7,832        $  7,490
                                                      ========         ========       ========       ========        ========
Interest expense, net of interest income              $  2,289         $  1,051       $  1,394       $  2,540        $  1,934
                                                      ========         ========       ========       ========        ========

Net (loss) income                                     $ (8,198)        $  3,408       $  1,814       $  4,092        $  4,139
                                                      ========         ========       ========       ========        ========
(Loss) earnings per share (c):
 Basic: (Loss) earnings per common share              $  (1.01)         $   .43        $   .24        $   .75         $   .78
                                                      ========          =======        =======        =======         =======
Weighted average number of common
  shares outstanding                                     8,136            7,895          7,456          5,424           5,339
                                                      ========          =======        =======        =======         =======
Diluted
  (Loss) earnings per common share                    $  (1.01)         $   .42        $   .23        $   .67         $   .69
                                                      ========          =======        =======        =======         =======
Weighted average number of common
  shares and equivalents                                 8,136            8,158          7,940          6,110           6,028
                                                      ========          =======        =======        =======         =======

Total assets                                          $132,891         $115,732       $120,804       $ 74,485        $ 59,382
                                                      ========         ========       ========       ========        ========
Long-term debt                                        $ 43,123         $ 17,658       $ 27,510       $ 15,162        $ 20,217
                                                      ========         ========       ========       ========        ========
Total shareholders' equity                            $ 45,831         $ 52,927       $ 49,204       $ 32,637        $ 13,796
                                                      ========         ========       ========       ========        ========

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

Notes:
     (a) Includes operations of Tiburon, Inc. from May 2, 2002, the date of purchase.
     (b) Includes operations of Fiber SenSys Inc. from October 31, 2000, the date of purchase.
     (c) No dividends have been paid on the Company's Common Stock during the above periods.

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

The Institutional Security Systems segment is headquartered in Montgomery, Alabama and operates under the trade name Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS serves as a contractor, responsible for most installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. ISS also developed a product called MaxWall. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. ISS, through its regional offices provides field level design, installation and maintenance of both physical and electronic security products.

Included in the Institutional Security Systems segment is the TrenTech line which designs, manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as designing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 238 systems installed at 67 facilities, including 62 military installations.

The Institutional Security Systems segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical sliding devices used in the corrections industry.

The Attack Protection segment is one of the country's largest manufacturers of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. We believe that we are a premier provider of Underwriters Laboratory ballistic standard UL-752 Level 8 security windows and doors, the highest rating level of commercial ballistic security windows and doors. Our attack resistant windows and doors are integrated and structurally secure products with specifically designed frames and encasements that are integral parts of the structure in which they are installed. Existing product installations number in the thousands and range from the Middle East to the White House. Working under contracts from prime contractors who have direct contracts with the United States Department of State, the segment's largest client, Attack Protection is a significant supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. Attack Protection products are also sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and wedge barrier security systems.

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

The Public Safety and Justice segment consists of CorrLogic Inc., Tiburon, Inc. and the recently acquired assets of 90 Degrees and Copperfire. We believe that CorrLogic is a leading developer of inmate management and institutional medical software systems. CorrLogic specializes in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management systems that improve the efficiency and accuracy of correctional facility operations. CorrLogic's focus is entirely on information solutions for the corrections industry.

During 2002 CompuDyne expanded its offerings in the Public Safety and Justice sector by completing its acquisition of Tiburon, Inc. Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management, court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. The Company believes Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems. In business since 1980, with more than 600 systems supporting approximately 275 active clients, Tiburon is a leader in public safety and justice solutions.

During the third and fourth quarters of 2004, we expanded our offerings in the Public Safety and Justice sector by completing our acquisition of the assets of 90 Degrees and Copperfire, respectively. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and EMS agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. We believe that integration of Copperfire's products will enhance our total offerings in PS&J.

Management Outlook

We continue to find ourselves in very challenging times. We have four major areas of focus:

     o    The first is increasing the amount of our backlog.
     o The second is migrating to a business model with a more predictable revenue stream.
     o The third is finding attractive acquisition candidates to enhance our existing business.
     o The fourth is to improve our cost structure, quality, and customer and employee satisfaction.

We are continuing to experience a decline in our overall backlog. Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Since then it has continued to decline and although it saw a slight increase at the ends of the second and third quarters in 2004, it slipped to approximately $127 million at December 31, 2004 as shown in the following table:



                         Institutional                       Federal          Public
                           Security         Attack           Security        Safety and          Backlog
  (in thousands)            Systems        Protection        Systems          Justice             Total
                         --------------------------------------------------------------------------------

December 31, 2002         $ 99,527          $ 18,478         $ 11,440          $ 74,867          $204,312
March 31, 2003            $ 91,602          $ 14,827         $ 11,667          $ 66,007          $184,103
June 30, 2003             $ 81,916          $ 16,552         $ 10,643          $ 72,621          $181,732
September 31, 2003        $ 68,780          $ 14,375         $ 11,528          $ 65,962          $160,645
December 31, 2003         $ 57,258          $ 10,043         $  8,326          $ 63,727          $139,354
March 31, 2004            $ 52,147          $ 12,905         $  9,269          $ 57,332          $131,653
June 30, 2004             $ 62,765          $ 17,761         $  6,296          $ 50,065          $136,887
September 30, 2004        $ 59,524          $ 19,351         $  9,018          $ 50,215          $138,108
December 31, 2004         $ 49,324          $ 20,803         $  8,299          $ 48,434          $126,860

Historically, approximately 90% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, due to the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states are currently running in a deficit situation, as are many local governments. This has caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. Until the economy improves for several quarters and until state and local budgets improve, we would anticipate our backlog levels continuing to remain under pressure. To address this area of focus we are actively bidding on jobs and keeping our offerings in front of our clients so that when or if the current government budget cycle turns around, we will be well positioned to capitalize on new opportunities.

Our second area of focus surrounds reengineering our business model so that it contains a greater degree of recurring revenue. As indicated in the following table, approximately 13.7% of our 2004 revenue was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.


                                                Year Ended December 31, 2004
                                                ----------------------------

         (in thousands)        One-time Revenue      %     Recurring Revenue     %        Total
                               ----------------    -----   -----------------   ----     --------

Institutional Security Systems    $ 48,859          34.2       $  5,093         3.6     $ 53,952
Attack Protection                   25,161          17.6              -           -       25,161
Federal Security Systems            14,293          10.0              -           -       14,293
Public Safety and Justice           34,895          24.5         14,481        10.1       49,376
                                  --------          ----       --------        ----     --------
     Total                        $123,208          86.3       $ 19,574        13.7     $142,782
                                  ========          ====       ========        ====     ========

Since the majority of our revenues are one-time revenues and are non-recurring, we must reinvent our book of business on a continual basis. This makes it very difficult for us to project our future revenue stream and thus makes it very difficult for us to project our earnings as well as our business outlook. Over the next five years, we intend to modify our business model to rely less upon one-time sources of revenue and more on recurring sources of revenue. In this regard, in July 2004 we hired a Chief Operating Officer (COO). The COO position is a newly created position within CompuDyne. Our new COO, Mr. Maurice Boukelif, brings extensive manufacturing and operational experience to us. Under his leadership, we are hopeful we will be able to transform this business model in the next few years.

Our third key focus area is acquisitions. With the January 2004 completion of the 6.25% Convertible Subordinated Notes due January 15, 2011, (the "2011 Notes") offering, we have resources available with which to fund acquisitions. We are particularly interested in three areas.

     o The first is a business that would either prove additive or complementary to our current offerings in the Public Safety and Justice segment. Although this segment has seen a decline in its backlog over the prior two years, we anticipate this segment will be one of the first to see a recovery. We envision this segment as being a growth segment for our business. Our assessment is that the demands of our nation's first responders will grow in the foreseeable future. Furthermore, this business is characterized by strong recurring revenues, which as discussed above is one of our key business drivers.

     o Second, we are continually looking for companies that have attractive security technology-based products that we can leverage by offering the technology to our existing clients and markets.

     o The third type of business we are interested in acquiring is a high-end commercial security integrator. Our primary clientele are currently governmental units. Throughout all our segments other than Public Safety and Justice (which is involved in a different market), over the years we have developed significant skills as it relates to security integration and applications. Our offerings however are sold almost exclusively to various governmental units. We believe that the purchase of the right high end commercial security integrator would give us a market entree whereby we would be able to offer many of our existing offerings into the private sector, a wholly new business arena for us, and one that we believe is not served as well as the governmental arena to which we have heretofore dedicated ourselves.

Our fourth focus area is to improve our cost structure, quality, and client and employee satisfaction. Our Institutional Security business segment is undergoing a significant organizational and expense restructuring, including a partial consolidation of regional office efforts and an increased focus on centralized performance of the most complicated security projects. This initiative begins by ensuring our organization is properly aligned with our clients' needs. Many changes have been made and initial results indicate that our cost, our quality, our clients and our employees are responding favorably to the changes implemented thus far. We have much room for improvement as we move toward a more client centric organization. The organization re-alignment is critical to strengthening our future as it allows us to deploy the Six Sigma methodology across all our business segments more efficiently. The Six Sigma methodology focuses on defect elimination, which will have a direct impact on our cost, quality, and client satisfaction.

We believe that if we address and implement successfully the above four areas of focus, we will significantly enhance our future growth opportunities and will provide for more predictable financial results.

During the third and fourth quarters of 2004, we expanded our offerings in the Public Safety and Justice sector by completion of our acquisition of the assets of 90 Degrees and Copperfire respectively. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and EMS agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. We believe that integration of Copperfire's products will enhance our total offerings in Public Safety and Justice.

Results of Operations

YEARS ENDED DECEMBER 31, 2004 AND 2003

Revenues. The Company had revenues of $142.8 million and $193.3 million for the years ended December 31, 2004 and December 31, 2003, respectively, representing a decrease of $50.5 million or 26.1%. As discussed below, most of this decline occurred in our ISS segment due to delayed projects at the state and local levels, largely caused by significant budget deficits many governmental units are currently experiencing.

Revenues from the Institutional Security Systems segment were $54.0 million in the year ended December 31, 2004, a decrease from $98.7 million for the same period of 2003 representing a decrease of $44.7 million or 45.3%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on less projects than we did in the previous year. The principal reason for the decline was that its backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in the year ended December 31, 2004 as compared to the year ended December 31, 2003. Backlog at December 31, 2004 had declined further to $49.3 million. The years 2003 and 2004 have been slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2002, 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment were $25.2 million in the year ended December 31, 2004, a decrease from $28.4 million for the same period of 2003 representing a decrease of $3.2 million or 11.3%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the year ended December 31, 2004 the Norshield line experienced a 22.7% decline in revenues as compared to the year ended December 31, 2003, whereas the Fiber SenSys line experienced a 40.5% increase in revenues for the comparable period. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 appears to have stabilized. It appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003 the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. Through December 31, 2004, the Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy projects. During 2004, we bid on fifteen new embassy projects. Through March 2005 the Company was awarded six of these embassy projects for a total contract value of $8.6 million, and lost seven embassy projects to competitors, with two projects still awaiting award. In 2005, preliminary indications show eighteen embassy projects will be available for bid. It appears to us that this increased level of new embassy construction will continue for the next several years.

Revenues from the Federal Security Systems segment were $14.3 million in the year ended December 31, 2004, a decrease from $16.4 million for the same period of 2003 representing a decrease of $2.1 million or 13.1%. A significant portion of this segment's revenue is backlog driven. The Federal Security Systems Segment ended 2002 with a backlog level of $11.4 million. Backlog at December 31, 2003 was $8.3 million and at December 31, 2004 was also $8.3 million.

Revenues from the Public Safety and Justice segment were $49.4 million in the year ended December 31, 2004, a decrease from $49.8 million for the same period of 2003 representing a decrease of $0.4 million or 0.8%. In 2003, the Company recognized approximately $5.5 million of revenue related to hardware supplied under a contract with one of its customers. Minimal margin was earned on this hardware. Although PS&J ships certain hardware components to clients on an occasional basis, shipments of this magnitude of hardware, done to accommodate our client, is an unusual and non-routine event. In addition, it should be noted that although we made two acquisitions in this segment in 2004 (90 Degrees and Copperfire), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size and due to their occurring in the later part of the year.

Expenses. Cost of goods sold of $105.1 million in the year ended December 31, 2004 were down $41.8 million or 28.4% from $146.9 million during the same period of 2003. This decrease was a result of decreased costs of goods sold of $36.9 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 26.4% for the year ended December 31, 2004 as compared to 24.0% in 2003.

Cost of goods sold in the Institutional Security Systems segment of $47.5 million for the year ended December 31, 2004 were down $36.9 million or 43.7% from $84.4 million during the same period of 2003. This decrease was less than the related sales decrease of this segment of 45.3%, resulting in a 2.5% decrease in the gross profit percentage to 11.9% from 14.4% in the year ended December 31, 2003. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there including that the costs to complete its projects were going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase as a result of the changes in the estimates to complete. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003 and 2004. We realized that the management changes made in 2002 did not adequately address the root problems identified, and as a result, projects started after 2002 continued to experience cost overruns due to a lack of appropriate oversight. Staff and management changes in ISS are ongoing. We have revised our estimates to complete these project and believe that all future costs on these projects have been adequately considered through December 31, 2004.

The West Coast problems, including project overruns, resulted in losses recorded in the following periods:


                                                        (in thousands)
        Second Half of 2002                                 $ 2,698
        First Half of 2003                                    1,674
        Third Quarter of 2003                                   541
        Fourth Quarter of 2003                                1,872
        First Quarter of 2004                                 1,271
        Second Quarter of 2004                                1,139
        Third Quarter of 2004                                 1,516
        Fourth Quarter of 2004                                2,166
                                                            -------
                Total West Coast Losses                     $12,877
                                                            =======

To address this situation, the Company is implementing more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, and hired a Chief Operating Officer.

Cost of goods sold in the Attack Protection segment of $23.6 million for the year ended December 31, 2004 increased $0.9 million or 4.1% from $22.7 million during the same period of 2003. This increase occurred in spite of a sales decrease of this segment of 11.3%, resulting in a 13.9% decrease in the gross profit percentage to 6.2% from 20.1% during the year ended December 31, 2003. We are actively working to better utilize the 75,000 square foot factory the Company purchased in Montgomery, Alabama. The Airteq manufacturing operation in Oregon was relocated in the latter part of 2003 and consolidated into this facility. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus absorb some of our excess manufacturing capacity. Although not the primary contributor, this did result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in this plant in Alabama. In addition, we identified, in late 2003, a quality problem with the windows and doors being installed on a project ultimately completed in the fourth quarter of 2004. As a result of this identified problem, we took remedial action in the field to repair this defect. During the year ended December 31, 2004 we increased our estimated cost to complete this project by $2.0 million thus causing this project to become a negative margin project. Cumulative write-downs on this project amount to $2.3 million.

Cost of goods sold in the Federal Security Systems segment of $12.3 million in the year ended December 31, 2004 decreased $1.6 million or 11.3% from $13.8 million during the same period of 2003. This decrease was less than the related sales decrease of this segment of 13.1%, resulting in a 1.8% decrease in the gross profit percentage to 14.1% from 15.9% in the year ended December 31, 2003. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $21.7 million for the year ended December 31, 2004 was down $4.2 million or 16.2% from $25.9 million during 2003. This decrease was more than the related sales decrease of this segment of 0.8%, resulting in an 8.0% increase in the gross profit percentage to 56.0% from 48.0% in the year ended December 31, 2003. During the fourth quarter of 2003, our Public Safety and Justice segment received a complaint alleging that we breached our contract to provide a public safety software system to a client. As a result, we recorded a $1.6 million pre-tax charge, of which $600 thousand was recorded as a reduction of revenue and $1.0 million was recorded as a charge to cost of sales. During the second quarter of 2004 this matter was settled, resulting in a reversal of $0.3 million of the accrued charge, which was reflected as a reduction of cost of sales. The net of this activity contributed $1.9 million of the $3.8 million gross profit improvement in 2004 compared to 2003.

Selling, general and administrative expenses were $36.2 million for the year ended December 31, 2004, an increase of $3.9 million or 12.1% from $32.3 million for the same period of 2003. Much of this increase is related to additional costs incurred by the Company related to legal fees in connection with responding to and settling the complaint filed by a Public Safety and Justice segment client, expenses incurred in connection with evaluating potential acquisitions, recruiting fees incurred to fill the recently hired COO position and other senior management positions and expenses related to compliance with new requirements mandated by the Sarbanes-Oxley Act and the SEC.

During the fourth quarter of 2004 the Company concluded that the continuing decline in the backlog in its ISS segment constituted a triggering event which caused the Company to conclude it was necessary to reassess and ultimately write off goodwill in the amount of $0.7 million and certain other intangibles in the amount of $1.1 million. Those amounts appear as a separate line item in the 2004 statement of operations.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS
141) Business Combinations, the Company preliminarily determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                              Amount
                           (in thousands)    Life (in years)
                           --------------    ---------------
Software                       $2,800                 5
Employment Contracts              120                1-3
                             --------
                               $2,920
                             ========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $178 thousand in 2004, which is included in operating expenses.

Research and development expenses were $7.8 million for the year ended December 31, 2004, an increase of $0.4 million or 5.1% from $7.4 million for the same period of 2003. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs.

Interest expense increased to $3.3 million for the year ended December 31, 2004 from $1.4 million for the year ended December 31, 2003 due to an increase in borrowings and overall higher interest rates. The following table compares the weighted average of the Company's years ended December 31, 2004 and December 31, 2003 interest bearing borrowings and the related rates charged thereon.

                                   Monthly Weighted           Monthly Weighted
                                    Average - 2004             Average - 2003
                                  Amount        Rate          Amount        Rate
                                  ------        ----          ------        ----
                               (in thousands)             (in thousands)
Bank borrowings                 $   617         4.2%         $16,208        3.6%

Industrial revenue bonds        $ 4,162         3.1%         $ 4,675        3.7%

Subordinated borrowings         $40,250         6.3%               -          -
Swap hedge agreement            $ 3,721         3.6%         $ 6,103        4.0%


In addition the Company recorded the following non-cash interest expense:

Amortization and write-off
 of deferred financing charges  $  600                       $  250

Taxes on Income. The effective tax benefit was approximately 21% for the year ended December 31, 2004 and the effective tax rate was approximately 41% for the year ended December 31, 2003. The difference in rates is largely attributable to the losses experienced in 2004 and the related valuation allowance established for substantially all of the Company's net deferred tax assets as of December 31, 2004.

Net (Loss) Income. The Company reported net (loss) income of ($8.2) million and $3.4 million in the years ended December 31, 2004 and 2003, respectively. The reason for the loss in 2004 was the significant decline in revenues. While the Company was able to significantly reduce its cost of goods sold, its selling, general and administrative expenses increased while its revenues significantly decreased, contributing to the loss. Diluted earnings per share decreased to a loss of ($1.01) in the year ended December 31, 2004 from a profit of $.42 in the year ended December 31, 2003. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in 2004 and
8.2 million in 2003.

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenues. The Company had revenues of $193.3 million and $155.6 million for the years ended December 31, 2003 and 2002, respectively. This was an increase of $37.7 million or 24.2%.

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

Revenues from the Attack Protection segment were flat at $28.4 million during both 2003 and 2002. The Attack Protection segment was largely capacity constrained during 2001. As a result, the Company purchased an existing 75,000 square foot factory on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This expansion provided the segment with the necessary capacity to generate incremental revenue of approximately $10 million per year. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002 and 2003 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses the bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses its fiber optic intrusion detection systems. During 2003 the Norshield line experienced a 0.9% decline in revenues, whereas the Fiber SenSys line experienced a 4.7% increase in revenue. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and early 2003 has appeared to stabilize. Now it appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During the fourth quarter of 2003 the Company furnished bids to supply its products for eight new embassy projects. This was the largest number of embassy projects bid in a single calendar year. In addition, all indications are that this increased level of new embassy construction will continue for at least the next few years.

Revenues from the Federal Security Systems segment increased from $13.4 million in 2002 to $16.4 million in 2003. This was an increase of 22.9%. A significant portion of this segment's revenue is backlog driven. Its backlog is therefore a precursor to future revenues. The Federal Security Systems segment's failure to have any meaningful backlog at December 31, 2001 resulted in substantially all of its 2002 revenue being driven by contract awards it received during 2002. This inherently caused the segment's revenue to be low during that period. The Federal Security Systems Segment ended 2002 with a significantly improved backlog level of $11.4 million. As such it entered 2003 with a much greater book of business from which to generate its increased revenue during 2003. Backlog at December 31, 2003 was $8.3 million.

Revenues from the Public Safety and Justice segment increased $20.2 million from $29.7 million during 2002 to $49.8 million in 2003. On May 2, 2002 the Company completed its acquisition of Tiburon, Inc. Previously, the Company controlled approximately 20% of Tiburon and recorded its investment in Tiburon under the equity method of accounting. Subsequent to May 2, 2002, Tiburon became a wholly owned subsidiary of the Company at which time its operating results were consolidated with those of the Company. Tiburon's revenues for 2003 amounted to $45.4 million as compared to $24.9 million for the eight-month period Tiburon was owned by CompuDyne in 2002.

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

Cost of goods sold in the Attack Protection segment decreased from $23.7 million in 2002 to $22.7 million in 2003. This was a decrease of $1.0 million or 4.5%. This decrease was smaller than the related sales increase of this segment of 0.1%, resulting in an increase in the gross profit percentage from 16.3% in 2002 to 20.1% in 2003. Although the results of this segment improved in 2003, they are still significantly below what is expected of this segment. We are actively working to better utilize the new capacity provided by the Company in 2002. One of the actions we have taken was to relocate the AirTeq manufacturing operation in Oregon and consolidate it into the facilities we have in Montgomery, Alabama. This was done in an effort to enhance the utilization of our owned facilities in Alabama and thus use some of our excess manufacturing capacity. Although not a huge contributor, this did in fact result in further utilization of approximately 12,000 square feet of previously unused manufacturing space in our new plant in Alabama.

Cost of goods sold in the Federal Security Systems segment increased from $11.0 million in 2002 to $13.8 million in 2003. This was an increase of $2.8 million or 25.7%. This increase was slightly less than the related sales increase for this segment of 22.9%. The Federal Security Systems segment gross profit percentage was 17.7% and 15.9% in 2002 and 2003 respectively. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment increased from $13.2 million in 2002 to $25.9 million in 2003. This was an increase of $12.7 million. Substantially all of this increase was a result of the Company's May 2, 2002 acquisition of Tiburon. In addition, in 2003 the Company recognized approximately $5.5 million of revenue related to hardware supplied under a contract with one of its clients. This hardware was furnished at minimal gross profit of approximately 6.7%, which caused the entire margin for this segment to be reduced. This segment recorded a $1.6 million charge for a contract in litigation. This charge was recorded by reducing previously recorded revenues by approximately $600 thousand and increasing cost of goods sold by $1.0 million.

Operating expenses increased from $25.8 million in 2002 to $32.3 million in 2003. This was an increase of $6.5 million. Much of the change in operating expenses was a result of the Company's May 2, 2002 acquisition of Tiburon. Included in operating expenses in 2003 is $362 thousand related to the closure and relocation of its ISS Midwest regional office and its Airteq manufacturing group.

In conjunction with the acquisition on May 2, 2002, of Tiburon, Inc. and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," the Company determined the fair value of the following identifiable assets and assigned the indicated lives thereto for purposes of amortization and depreciation.

                                              Amount          Life
                                           ------------    ----------
                                          (in thousands)   (in years)
        Trade name                         $     5,340     Indefinite
        Customer relationships             $     2,500         14
        Software                           $     3,000          5
        Backlog                            $       300          2
        Other                              $       135          3

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

        In addition the Company recorded the
        following non-cash interest expense:
        Amortization and write-off
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

Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank and public financings, and the sale of its common stock. The Company's liquidity requirements arise from cash necessary to carry its inventories and billed and unbilled receivables, for capital expenditures, to repurchase shares of its common stock under its share repurchase program, for payments of principal and interest on outstanding indebtedness and for acquisitions. The ultimate clients of the Company are primarily federal, state and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of December 31, 2004, the Company had working capital of $44.0 million compared with $28.8 million as of December 31, 2003. The most significant changes in working capital were due to the receipt of the proceeds from the 2011 Notes financing, offset in part by the concurrent pay down of the Company's debt, with the balance invested in available-for-sale marketable securities and current acquisitions.

Net cash provided by operating activities was $4.5 million in the year ended December 31, 2004 versus $11.0 million provided by operating activities in the year ended December 31, 2003. The largest component of cash provided by operating activities was a decrease in accounts receivable of $7.5 million. This decrease was largely caused by the decline in revenues experienced by the Company.

Net cash used for investing activities was $26.8 million in the year ended December 31, 2004 compared to net cash used of $1.1 million in the year ended December 31, 2003. In the year ended December 31, 2004, the net of marketable securities bought and redeemed was $19.5 million. In addition $5.5 million of cash was used to fund our two acquisitions and $1.8 million of cash was used to purchase property, plant and equipment.

Net cash provided by financing activities amounted to $25.6 million in the year ended December 31, 2004 compared with a net cash use of $9.3 million in the year ended December 31, 2003. This amount was primarily provided through the issuance of the 2011 Notes offset by the repayment of $13.5 million of our bank borrowings.

The following table summarizes the contractual obligations of the Company as of December 31, 2004 and the payments due by period, in thousands.


                                    Long-Term Debt       Operating Leases       Interest on Contractual Obligations
                                    --------------       ----------------       -----------------------------------

        December 31:
            2005                      $   440                $  2,376                      $ 2,637
            2006                          440                   1,259                        2,602
            2007                          440                   1,027                        2,590
            2008                          440                     539                        2,579
            2009                          440                     237                        2,567
        Thereafter                     42,055                                                3,359
                                      -------                --------                      -------
        Totals                        $44,255                $  5,438                      $16,334
                                      =======                ========                      =======

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

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 2011 Notes. The Company has decided not to repay any of its Industrial Revenue Bond ("IRB") borrowings as it has determined that there are certain favorable tax treatments afforded the Company when it entered into these IRB's, which it would lose in the event these borrowings were repaid prematurely.

On March 31, 2004 the Company and its banks amended and restated its credit agreement. Under the terms of the new agreement $10.0 million of the line of credit matures on March 1, 2007 and $15.0 million of the line of credit matured on March 1, 2005.

On October 29, 2004 and March 4, 2005, the Company and its banks entered into amendments to the credit agreement pursuant to which the banks waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its banks amended the credit agreement to eliminate the $15 million line of credit maturing March 2005 and to require borrowings under its $10 million line of credit to be collateralized by pledged marketable securities equal to 111.11% of the value of such borrowings. The credit agreement was also amended to eliminate the quarterly minimum EBITDA covenant for the Company's fiscal years ending after December 31, 2004 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant will not become effective until March 31, 2006.

So long as the Company maintains pledged marketable securities equal to 111.11% of the value of its borrowings under the credit agreement, borrowings under the credit agreement shall bear interest at LIBOR + 1.00% or Prime + 1.00%. The Company incurs commitment fees equal to a range of 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding under letters of credit.

The Company's total outstanding borrowings at December 31, 2004 amounted to approximately $43.1 million, net of the broker's discounts. The 2011 Notes accounted for $39.1 million, net of the broker's discounts, of these borrowings. The remaining amount of $4.0 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.4 million and $2.6 million. The interest rate charged to the Company at December 31, 2004 for its industrial revenue bonds was 2.13%. The variable interest rate for these borrowings fluctuated between 1.01% and 2.13% during the year ended December 31, 2004 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit and in determining the amount of marketable securities needed to be pledged as collateral.

Other than the Company's letters of credit, which amounted to $5.3 million at December 31, 2004, the Company has no other material off balance sheet liabilities.

At December 31, 2004 the Company had $4.7 million of unused availability, subject to the pledge of collateral under its line of credit.

As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and the cash generated from its recent issuance of the 2011 Notes will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months and beyond. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions, and to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. The interest rate environment earlier this year was at historic lows. In light of this favorable environment, the Company determined that it was in its best interests to lock in a favorable fixed interest rate for a significant amount of borrowings. These borrowings, which were made on a subordinated basis, were used to pay off the Company's existing bank debt and will be available to fund the Company's future growth opportunities and also will be available to fund any acquisitions the Company may wish to pursue. These funds will be instrumental in the Company's growth through acquisition strategy. Unlike the Company's existing bank debt availability, the 2011 Notes do not contain any restrictive covenants or ratios. As a result of securing this borrowing, the Company renegotiated its bank lines of credit. Although the Company currently does not see the need to borrow under its bank line, it intends to keep this line available at least to provide the required collateral for its industrial revenue bond borrowings.

Additional Considerations

Cost Containment
Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. As a result, in order to enhance its profitability, the Company will continue to seek ways to reduce its costs.

Pension Plan
Prior to 2003 the Company maintained a money purchase pension plan, which covered employees at one of its divisions. All employees at this division were eligible to participate in this plan after one year of service. Annual contributions of between 3% and 5% of annual compensation were made by the Company depending on the employees' years of service. The expense related to funding the plan was $507 thousand during 2002. Effective December 31, 2002, the Company ceased contributions to this plan. The participants in this plan were 100% vested. The plan was then terminated and the participants were given three distribution options: a rollover to their 401K plan, a cash distribution, or an annuity purchase.

Total Backlog
CompuDyne's total backlog amounted to $126.9 million at December 31, 2004. This was a decrease of 9.0% from the Company's December 31, 2003 backlog of $139.4 million. The break down of the Company's backlog by segment is as follows, in thousands:


                                               December 31,       December 31,
                                                   2004                2003
                                                --------            --------


        Institutional Security Systems          $ 49,324            $ 57,258
        Attack Protection                         20,803              10,043
        Federal Security Systems                   8,299               8,326
        Public Safety and Justice                 48,434              63,727
                                                --------            --------
                 Totals                         $126,860            $139,354
                                                ========            ========

Included in the backlog of the Public Safety and Justice segment at December 31, 2004 and December 31, 2003 is $5.1 million and $12.0 million, respectively, representing awards received by the segment, for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

Corporate Reorganization
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it dissolved an inactive subsidiary and converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems, was renamed CompuDyne - Integrated Electronics, and our Public Safety and Justice group, formerly known as Tiburon, was renamed CompuDyne - Public Safety and Justice, Inc. The impact of this reorganization is not expected to have a material effect on operations.

Critical Accounting Policies and Estimates
Percentage of Completion Accounting and Revenue Recognition.
Approximately 65% of the Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the contract. Sales of products unrelated to contract revenue are recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined.

Inventories are stated at the lower of cost or market, using the First-in, First-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase and production of inventories.

Warranty reserves are estimated and made at the time products are sold or services are rendered. They are established using historical information on the nature, frequency and average cost of warrant claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance.

Accounts receivable are expected to be substantially collected within one year except for a portion of the receivables recorded as retainage. Retainage expected to be collected in over one year is reflected as a current asset as it will be collected within the operating cycle under the related contract.

Tax valuation allowances are established when the Company believes it is not "more likely than not" that the Company will be able to receive tax benefits in the future.

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets not subject to amortization which totaled approximately $31.6 million and intangible assets subject to amortization which totaled approximately $2.8 million, net, at December 31, 2004.

Stock Compensation Policy.
The Company accounts for its stock-based compensation using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of the grant.

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

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that our Federal Security Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments saw a slowing in new work opportunities as the various federal agencies and other customers that are the usual source of business for the Company slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company's clients are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

As a result of the above factors, during the last three years the Company has experienced a more challenging marketplace than it experienced in several years prior to September 11, 2001.

Impact of Inflation
Inflation did not have a significant effect on CompuDyne's operations during 2004.

Market Risk
The Company is exposed to market risk related to changes in interest rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on October 1, 2005. At December 31, 2004 the notional amount of the swap agreement had declined to $2.0 million at a fixed rate of 4.9%. In January 2004 the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the year ended December 31, 2004 was a gain of $134 thousand, resulting in a remaining liability for the investment of $21 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

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

Recent Accounting Pronouncements
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1).
 FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company believes that the adoption of this statement will have no effect on the financial position, results of operations, or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the third quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes there will be no material effect on the financial position, results of operations, or cash flows of the Company upon adoption of this statement.

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

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. The consolidation provisions of FIN 46(R) were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2004. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2004.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of 6.25% Convertible Subordinated Notes due on January 15, 2011. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of the 2011 Notes to pay down its variable bank notes payable. The pay down of its variable borrowings reduced the Company's interest rate risk.


        Financial Instruments by Expected Maturity Date


        Notes Payable             Variable                                 Fixed
         Year Ending              Rate ($)       Average Variable        Rate ($)        Average Fixed
         December 31            (in thousands)    Interest Rate       (in thousands)     Interest Rate
        ------------            ---------------   --------------      --------------     -------------
         2005                        $   440           2.63%              $     -                -
         2006                            440           2.63%                    -                -
         2007                            440           2.63%                    -                -
         2008                            440           2.63%                    -                -
         2009                            440           2.63%                    -                -
         Thereafter                    1,805           2.63%                40,250            6.25%
                                     --------                             ---------
         Total                       $ 4,005           2.63%              $ 40,250            6.25%
         Fair Value                  $ 4,005           2.63%              $ 33,500            11.00%

       Interest Rate Swaps        Variable
         Year Ending              Rate ($)        Average Variable       Average
         December 31            (in thousands)      Pay Rate           Receive Rate
        ------------            ---------------   --------------      --------------
         2005                          $2,029             4.90%                2.55%
         2006                              -               -                     -
         2007                              -               -                     -
         2008                              -               -                     -
         2009                              -               -                     -
         Thereafter                        -               -                     -
                                      --------
         Total                         $2,029             4.90%                2.55%
         Fair Value                    $  (21)


             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

     Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
     Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
     Consolidated Balance Sheets at December 31, 2004 and 2003
     Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
     Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002
     Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CompuDyne Corporation
Annapolis, Maryland

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of CompuDyne Corporation and its subsidiaries at December 31, 2004 and the results of its operations and its cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CompuDyne Corporation
Annapolis, Maryland

We have  audited  the  accompanying  consolidated  balance  sheets of  CompuDyne
Corporation and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002, listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CompuDyne Corporation and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 8, 2004

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                        ASSETS                                         2004         2003
                                                                                    ----------     -------
                                                                                     (dollars in  thousands)
Current Assets
        Cash and cash equivalents                                                  $  5,198     $  1,869
        Marketable securities                                                        19,577            -
        Accounts receivable, net                                                     34,291       41,780
        Contract costs in excess of billings                                         16,087       17,568
        Inventories                                                                   5,165        6,704
        Deferred tax assets                                                               -        1,371
        Prepaid expenses and other                                                    5,412        2,322
                                                                                   --------     --------
           Total Current Assets                                                      85,730       71,614

Property, plant and equipment, net                                                   12,094       10,079
Goodwill, net                                                                        25,894       23,350
Other intangible assets, net                                                          8,460        9,785
Other                                                                                   713          904
                                                                                   --------     --------
           Total Assets                                                            $132,891     $115,732
                                                                                   ========     ========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued liabilities                                   $ 21,771     $ 21,078
        Billings in excess of contract costs incurred                                13,497       13,551
        Deferred revenue                                                              5,998        6,036
        Current portion of notes payable                                                440        2,103
                                                                                   --------     --------
           Total Current Liabilities                                                 41,706       42,768

Notes payable                                                                         3,565       15,555
Convertible subordinated notes payable, net                                          39,118            -
Deferred tax liabilities                                                              2,072        3,662
Other                                                                                   599          820
                                                                                   --------     --------
           Total Liabilities                                                         87,060       62,805

Commitments and Contingencies

Shareholders' Equity
        Preferred stock, 2,000,000 shares authorized and unissued                         -            -
        Common stock, par value $.75 per share: 50,000,000 and
         15,000,000 shares authorized at December 31, 2004 and
         2003, respectively; 8,943,856 and 8,567,680 shares issued
         at December 31, 2004 and 2003, respectively                                  6,707        6,426
        Additional paid-in-capital                                                   44,368       42,755
        Retained earnings (accumulated deficit)                                        (272)       7,926
        Accumulated other comprehensive gain (loss)                                      14         (93)
        Treasury stock, at cost; 721,077 shares and 594,877
          shares at December 31, 2004 and 2003, respectively
                                                                                     (4,986)      (4,087)
                                                                                   --------     --------
           Total Shareholders' Equity                                                45,831       52,927
                                                                                   --------     --------
           Total Liabilities and Shareholders' Equity                              $132,891     $115,732
                                                                                   ========     ========



   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       Year Ended December 31,
                                                                  2004           2003            2002
                                                            ------------    -----------    ------------
                                                                (in thousands, except per share data)
Revenues:
  Contract revenues earned                                      $114,899       $160,709        $122,727
  Other revenues                                                  27,883         32,554          32,829
                                                            ------------    -----------    ------------
    Total revenue                                                142,782        193,263         155,556


Cost of  Sales                                                   105,104        146,867         120,740
                                                            ------------    -----------    ------------

Gross profit                                                      37,678         46,396          34,816

Selling, general and administrative expenses                      36,219         32,305          25,785
Research and development
                                                                   7,755          7,374           4,916
Impairment of goodwill and other intangibles
                                                                   1,826              -               -
                                                            ------------    -----------    ------------
                                                                                     --              --
(Loss) income from operations                                     (8,122)        6,717            4,115
                                                            ------------    -----------    ------------


Other expense (income)
  Interest expense                                                 3,298          1,389           1,427
  Interest income                                                 (1,009)          (338)            (33)
  Other (income) expense
                                                                      19            (90)           (119)
                                                            ------------    -----------    ------------
    Total other expense                                            2,308            961           1,275
                                                            ------------    -----------    ------------


(Loss) income before income taxes                                (10,430)         5,756           2,840
Income taxes (benefit) expense                                    (2,232)         2,348           1,026
                                                            ------------    -----------    ------------

Net (loss) income                                               $ (8,198)      $  3,408         $ 1,814
                                                            ============    ===========    ============

Earnings (loss) per share:
-------------------------
Basic earnings (loss) per common share                          $  (1.01)      $    .43        $    .24
                                                            ============    ===========    ============

Weighted average number of common
 shares outstanding                                                                               7,456
                                                                   8,136          7,895

Diluted earnings (loss) per common share                        $  (1.01)      $    .42        $    .23
                                                            ============    ===========    ============

Weighted average number of common
 shares and equivalents                                            8,136          8,158           7,940
                                                            ============    ===========    ============




   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                              Accumulated
                                                   Additional   Retained         Other
                                   Common Stock      Paid-in    Earnings      Comprehensive     Treasury Stock
                                 Shares    Amount    Capital    (Deficit)     Income (Loss)    Shares    Amount      Total
                                 ----------------    -------    ---------     -------------    ----------------      -----

Balance at January 1, 2002        7,133   $ 5,350    $ 27,976    $ 2,704        $   (114)       478     $(3,279)   $ 32,637
Tax  benefit from the exercise
 of stock options
                                                          253                                                           253
Common stock issued in
 connection with acquisition
 of Tiburon, Inc.                 1,124       843      13,406                                                        14,249
Warrant issued in
 connection with acquisition
 of  Tiburon, Inc.                                        262                                                           262
Warrants exercised in
 cashless exercise                    9         6          58                                     4         (64)          -
Stock options exercised             126        95         553                                                           648
Purchase of  treasury shares
                                                                                                 92        (577)       (577)
                                --------------------------------------------------------------------------------------------
  Subtotal                        8,392     6,294      42,508      2,704            (114)       574      (3,920)     47,472
Comprehensive income:
  Net income                                                       1,814                                              1,814
Other comprehensive income,
 net of tax:
  Loss on interest rate swap
   agreement                                                                         (74)                               (74)
  Translation adjustment                                                              (8)                                (8)
                                                                                                               -------------
Comprehensive income (loss)                                                                                           1,732
                                --------------------------------------------------------------------------------------------
Balance at December 31, 2002      8,392     6,294      42,508      4,518            (196)       574      (3,920)     49,204

Tax benefit from the exercise
 of stock options                                         127                                                           127
Acquisition of Tiburon
 Purchase price adjustment                               (370)                                                         (370)
Stock options exercised             128        96         360                                                           456
Warrants exercised                   48        36         130                                    21        (166)          -
Purchase of treasury shares
                                                                                                  -          (1)         (1)
                                --------------------------------------------------------------------------------------------
  Subtotal                        8,568     6,426      42,755      4,518            (196)       595      (4,087)     49,416
Comprehensive income:
  Net income                                                       3,408                                              3,408
Other comprehensive
 income, net of tax:
  Gain on interest rate
   swap agreement                                                                    110                                110
Translation adjustment                                                                (7)                                (7)
                                                                                                               -------------
Comprehensive income (loss)
                                                                                                                      3,511
                                --------------------------------------------------------------------------------------------
Balance at December 31, 2003
                                  8,568     6,426      42,755      7,926             (93)       595      (4,087)     52,927

Common stock issued in
 connection with acquisition         72        54         585                                                           639
Stock options exercised             304       227       1,028                                                         1,255
Purchase of treasury shares                                                                     126        (899)       (899)
                                --------------------------------------------------------------------------------------------
  Subtotal                        8,944     6,707      44,368      7,926             (93)       721      (4,986)     53,922
Comprehensive income:
  Net loss                                                        (8,198)                                            (8,198)
Other comprehensive
 income, net of tax:
  Gain on interest rate swap
   agreement                                                                          93                                 93
Unrealized gain on available
for
 sale marketable securities                                                           14                                 14
                                                                                                               -------------
Comprehensive income (loss)                                                                                          (8,091)
                                --------------------------------------------------------------------------------------------
Balance at December 31, 2004      8,944   $ 6,707    $ 44,368    $  (272)       $     14        721     $(4,986)   $ 45,831
                                =============================================================================================



   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,

                                                                               2004         2003         2002
                                                                             -------      -------       -------
                                                                                       (in thousands)
Cash flows from operating activities:
Net (loss) income                                                            $(8,198)     $ 3,408       $ 1,814

Adjustments  to reconcile  net (loss)  income to net cash  provided by
 (used in) operations:
        Depreciation and amortization                                          2,921        2,988         2,848
        Deferred income tax (benefit) expense                                   (219)         245          (288)
        Equity earnings in affiliated company                                      -            -           (23)
        Gain (loss) from disposition of property, plant and equipment              2            -            (1)
        Impairment of goodwill and other intangibles                           1,826            -             -
        Amortization of debt discount                                            176            -             -
        Unrealized loss on interest rate swap                                     21            -             -
        Amortization of discounts of marketable securities                       (18)           -             -

Changes in assets and liabilities:
        Accounts receivable                                                    7,507        3,388        (4,828)
        Contract costs in excess of billings                                   1,481        1,305         4,533
        Inventories                                                            1,539         (303)         (158)
        Prepaid expenses and other current assets                             (3,160)         188           (67)
        Other assets                                                             191         (237)          (49)
        Accounts payable and accrued liabilities                                 616         (830)       (4,887)
        Billings in excess of contract costs incurred                            (54)         (51)        1,871
        Deferred revenue                                                         (38)         224         1,021
        Other liabilities
                                                                                 (66)         665            (9)
                                                                             -------      -------       -------
Net cash flows provided by operating activities                                4,527       10,990         1,777
                                                                             -------      -------       -------

Cash flows from investing activities:
        Purchase of marketable securities                                    (42,361)           -             -
        Redemption of marketable securities                                   22,824           -             -
        Additions to property, plant and equipment                            (1,784)      (1,068)       (3,150)
        Proceeds from sale of property, plant and equipment                        4           14            40
        Net payment for acquisitions                                          (5,526)        (71)       (10,362)
                                                                             -------      -------       -------


Net cash flows used in investing activities                                  (26,843)      (1,125)      (13,472)
                                                                             -------      -------       -------

Cash flows from financing activities:
        Warrants exercised                                                         -          166            64
        Stock options exercised                                                1,255          583           902
        Purchase of treasury stock                                              (899)        (167)         (641)
        Repayments of subordinated notes payable                                   -            -        (1,762)
        Borrowings of bank notes                                                   -            -        15,500
        Repayment of bank notes and lines of credit                          (13,653)      (9,852)       (1,390)
        Borrowings of convertible subordinated notes payable                  38,942
                                                                             -------      -------       -------
                                                                                                -             -
Net cash flows provided by (used in) financing activities                     25,645       (9,270)       12,673
                                                                             -------      -------       -------

Net change in cash and cash equivalents                                        3,329          595           978
Cash and cash equivalents at the beginning of the year                                      1,274           296
                                                                             -------      -------       -------
                                                                               1,869
Cash and cash equivalents at the end of the year                             $ 5,198      $ 1,869       $ 1,274
                                                                             =======      =======       =======

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
        Interest                                                             $ 1,573      $ 1,087       $ 1,314
        Income taxes, net of refunds                                         $   771      $ 1,873       $ 2,137
  Common stock issued in connection with acquisition                         $   639            -       $14,300

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

The Attack Protection segment manufactures bullet, blast and attack resistant windows and doors designed for high-end security applications, including embassies, courthouses, Federal Reserve buildings and banks; and also manufactures fiber optic systems used to detect physical intrusion, protect large perimeters and for the physical protection of data lines; and, fixed, removable, semi-automatic vehicle bollards and wedge barrier security systems.

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

Principles of Consolidation The consolidated financial statements include the accounts of CompuDyne Corporation and its subsidiaries (collectively "CompuDyne" or "the Company"). On May 2, 2002, CompuDyne completed its acquisition of all of the issued and outstanding shares of Tiburon at which time Tiburon, Inc. ("Tiburon") became a wholly owned subsidiary of CompuDyne. Prior to May 2, 2002 the Company accounted for its investment in Tiburon using the equity method and such investment was included in Investment in Affiliated Company. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These include estimates of percentage-completion on long-term contracts and valuation allowances for contracts, accounts receivable, inventories and deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition Much of the Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. Revenues and the associated costs from software products and related hardware installations, as well as computer programming and systems engineering services delivered as part of the Company's delivery of its software products, are recognized using the percentage-of-completion method using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. The Company's construction contracts utilize costs incurred to date on a project divided by the total expected project costs to determine the completion percentage. Revenue under cost reimbursable contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts is recognized to the extent of billable rates times hours incurred plus materials expense incurred. Revenue from fixed price construction contracts is recognized under the percentage of completion method, whereby a portion of the total contract price is recognized based on the amount of costs incurred to date as a percentage of total estimated costs. Changes in revenue, costs, and profit estimates occurring during the course of a contract are recognized in the period in which the revisions are determined. Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the service contract once the system is installed. Sales of products unrelated to contract revenue are recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenues recognized to date over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date on certain contracts.

Research and Development Expenditures for research and development are charged to operations as incurred.

Goodwill Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets. CompuDyne will continue to conduct impairment assessments annually as of October 1 of each fiscal year or when events indicate a triggering event has occurred. During the fourth quarter of 2004, the Company concluded that the continuing decline in the backlog in its ISS segment constituted a triggering event. The Company performed our interim impairment test of the reporting unit as of December 31, 2004 and based on our valuation concluded it was necessary to write off the value of the segment's goodwill in the amount of $739 thousand. This write-off is included in impairment of goodwill and other intangibles in the 2004 statement of operations. As of October 1 and December 31, 2004, there were no other impairments of goodwill.

Cash and Cash Equivalents The Company considers all highly liquid investments with an original or remaining maturity of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions. These deposits may exceed the federally insured limits.

Marketable Securities The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The amortized costs of debt securities is adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income on the investments. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Property, Plant, and Equipment Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is computed principally by the straight-line method based upon the estimated useful lives of the various classes of assets. Leasehold improvements are amortized over their useful lives or the term of the underlying lease, whichever is shorter. Maintenance and repair costs are charged to operations as incurred; major renewals and betterments are capitalized. Any gain or loss from the retirement or sale of an asset is credited or charged to operations.

Inventories Inventories are stated at the lower of cost or market, using the First-in, First-out (FIFO) method. Costs included in inventories consist of materials, labor, and manufacturing overhead, which are related to the purchase and production of inventories.

Warranty Reserves In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne. The Interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 13, "Product Warranties," in the Notes to Consolidated Financial Statements for additional information.

Deferred Revenue The Company provides ongoing maintenance and service for many of its completed projects. Much of this work is performed pursuant to maintenance agreements, which typically cover such services for a twelve month period. The Company recognizes revenue under these contracts ratably over the term of the contract. Any revenues not yet earned under the contract is recorded as deferred revenue in the accompanying financial statements

Fair Value and Hedging The Company hedged the cash flows of some of its long-term debt using an interest rate swap. The Company entered into these derivative contracts to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In the interest rate swap, the Company agreed to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

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

Stock-Based Compensation As of December 31, 2004, the Company continues to account for its stock-based compensation plans, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                                      For the Year Ended December 31,
                                                                                 2004              2003              2002
                                                                                -------           -------            ------
                                                                                    (in thousands, except per share data)
Net (loss) income, as reported                                                  $(8,198)          $ 3,408           $ 1,814
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards net of  related tax effects          1,040             1,117             1,374
                                                                                -------           -------            ------
Pro forma net (loss) income                                                     $(9,238)          $ 2,291            $  440
                                                                                =======           =======            ======

(Loss) earnings per share:
Basic - as reported                                                             $ (1.01)           $  .43            $  .24
Basic - pro forma                                                               $ (1.14)           $  .29            $  .06

Diluted - as reported                                                           $ (1.01)           $  .42            $  .23
Diluted - pro forma                                                             $ (1.14)           $  .28            $  .06


The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                              For the Year Ended December 31,
                                            2004           2003           2002
                                            -----         ------         -----
      Expected life in years                 5.4            6.6            7.5
      Risk-free interest rate                3.4%           2.9%           5.0%
      Expected volatility                   75.3%          79.5%          74.0%


Corporate Reorganization As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it dissolved an inactive subsidiary and converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems, was renamed CompuDyne - Integrated Electronics, and our Public Safety and Justice group, formerly known as Tiburon, was renamed CompuDyne - Public Safety and Justice, Inc.

Other Recently Issued Accounting Pronouncements
In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe adoption of Statement 153 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

In December 2004, the FASB issued FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP 109-2). The AJCA introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company believes that the adoption of this statement will have no effect on the financial position, results of operations, or cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first interim or annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the third quarter of 2005.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes there will be no material effect on the financial position, results of operations, or cash flows of the Company upon adoption of this statement.

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

In January 2003 the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). In December 2003, FIN 46 was replaced by FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities". FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. The consolidation provisions of FIN 46(R) were effective immediately for interests created after January 31, 2003 and were effective on March 31, 2004 for interests created before February 1, 2003. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of the Company.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

2.   ACQUISITION OF TIBURON, INC.

On January 25, 2002, the Company and Tiburon, Inc. entered into a First Amendment Agreement whereby upon the satisfaction of certain conditions, the Company agreed to purchase all of the issued and outstanding common shares and other common stock equivalents it did not already own for a combination of cash and stock. All requisite conditions were met and the Company completed the purchase of Tiburon, Inc. on May 2, 2002. CompuDyne distributed approximately
1.1 million shares of CompuDyne common stock and approximately 91,000 warrants to purchase shares of the Company's stock, valued collectively at $14.3 million and approximately $10.4 million, net in cash to acquire the portion of Tiburon that the Company did not previously own. Including the Company's initial investment of $6.0 million in Tiburon and transaction costs resulted in the Company recording $35.5 million as the value of the consideration paid for this acquisition. At December 31, 2004 the Company recorded additional goodwill and a deferred tax liability for the indefinite lived intangible asset recorded at the time of purchase and also reflected this adjustment in the 2003 balance sheet. This deferred tax liability was valued at $2.1 million. To fund the cash portion of the Tiburon acquisition, the Company negotiated a $10.0 million increase in its borrowing facility from its banks. The remainder of the cash consideration paid was funded from the Company's working capital.

Tiburon provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. The Company believes Tiburon is a worldwide market leader in the development, implementation and support of public safety and justice automation systems.

The purchase price was recorded as follows (in thousands):

        Goodwill                              $ 21,883
        Current assets                          20,215
        Property plant and equipment             3,653
        Other long-term assets                   8,917
        Liabilities assumed                    (19,168)
                                              --------
        Purchase price                        $ 35,500
                                              ========

The following are the Company's unaudited pro-forma results assuming the acquisition of Tiburon had occurred on January 1, 2002:

                                               Twelve Months Ended
                                                December 31, 2002
                                       -------------------------------------
                                       (in thousands, except per share data)

         Revenue                                   $  169,304
         Net income                                $    2,077
         Earnings per share
         Basic                                     $      .28
         Diluted                                   $      .26

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been effective on January 1, 2002, or of future results of operations.

3.       EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using the weighted average number of shares outstanding during the period and excludes any dilutive effects of options or warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options and warrants to purchase 729,800 shares for 2004, 901,770 shares for 2003 and 488,500 shares for 2002 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the year ended December 31, 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                           2004                2003             2002
                                                          --------------------------------------------
                                                             (in thousands, except per share data)
Net (loss)  income                                        $(8,198)           $ 3,408           $ 1,814
                                                          =======            =======           =======
Weighted average common shares outstanding                  8,136              7,895             7,456
Effect of dilutive stock options and warrants                                    263               484
                                                          -------            -------           -------
                                                                -
Diluted weighted average common shares outstanding        $ 8,136            $ 8,158           $ 7,940
                                                          =======            =======           =======
Net earnings (loss) per common share
Basic                                                     $ (1.01)           $   .43           $   .24

Diluted                                                   $ (1.01)           $   .42           $   .23

In March 2004, the EITF reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" ("Issue 03-6"), effective June 30, 2004 (see Note 1). Issue 03-6 requires the use of the two-class method to compute earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company when, and if, it declares dividends on its common stock.

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the year ended December 31, 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

4.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The amortized costs of debt securities is adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income on the investments. The cost for marketable securities was determined using the specific identification method. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities at December 31, 2004 are summarized, in thousands, as follows:

                                                                     Gross Unrealized
                                                                     ----------------
                                                      Cost           Gains      Losses      Fair Value
                                                      ----           -----      ------      ----------
         Collateralized mortgage obligations
          (CMO's) consisting of securities
          issued by Fannie Mae,
          Freddie Mac, and Ginnie Mae              $  19,554         $ 23      $      -      $19,577

The cost and estimated fair value of current debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                     Estimated
         (in thousands)                               Cost           Fair Value
                                                     --------        --------
         Due after one year and beyond               $ 19,554        $ 19,577
                                                     --------        --------
         Total debt securities                       $ 19,554        $ 19,577
                                                     ========        ========

In conjunction with the waivers obtained by the Company from its bank, the Company has agreed to pledge to its bank, marketable securities equal to 111.11% of the value of its outstanding obligation to the bank, as defined. The provisions of this pledge were formally agreed to in March 2005. Had these provisions been in effect at December 31, 2004, the Company would have been required to pledge approximately $5.9 million of its marketable securities as collateral for its bank obligations.

5.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:
                                                             December 31,
                                                      -------------------------
                                                        2004              2003
                                                      --------         --------
     U.S. Government Contracts                              (in thousands)
          Billed                                       $ 6,181          $ 1,946
          Unbilled                                         384              805
                                                      --------         --------
                                                         6,565            2,751
                                                      --------         --------
     Commercial
          Billed                                        23,760           31,078
          Retainage                                      5,885            9,203
                                                      --------         --------
                                                        29,645           40,281
                                                      --------         --------
     Total accounts receivable                          36,210           43,032
     Less: allowance for doubtful accounts              (1,919)          (1,252)
                                                      --------         --------
     Accounts receivable, net                         $ 34,291         $ 41,780
                                                      ========         ========

The Company expects to collect substantially all receivables within one year except for a portion of the receivables recorded as retainage. Retainage expected to be collected in over one year amounts to $1.4 million, or 25% of the total retainage amount at December 31, 2004, and is reflected as a current asset as it will be collected within the operating cycle under the related contract. Substantially all of the U.S. Government billed receivables result from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 2004, 2003 and 2002 were approximately $9.9 million, $12.6 million, and $11.5 million, respectively, or 7.0%, 6.5%, and 7.4% of the Company's total net sales for the respective years. The sales to the U.S. Government were in the Institutional Security Systems and Federal Security Systems segments. No single customer accounted for greater than 10% of the Company's net sales. Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. The Company received final approval on its indirect costs billed to the U. S. Government for 2000 from DCAA in April 2004 and final approval on its indirect costs billed to the U.S. Government for 2001 from DCAA in August 2004. No significant payments or billings were made as a result of the approval of the 2000 and 2001 rates. The years 2002, 2003 and 2004 are still open and subject to audit. The Company does not expect the audit of these years to have a material effect on its financial position or results of operations.

6.   CONTRACTS IN PROCESS

Amounts included in the financial statements, which relate to recoverable costs and accrued profits not yet billed on contracts in process, are classified as current assets. Billings on uncompleted contracts in excess of incurred cost and accrued profits are classified as current liabilities. The Company expects to bill and collect substantially all costs in excess of billings within one year. Summarized below are the components of the amounts:



                                                                   December 31,
                                                            -------------------------

                                                             2004               2003
                                                           ---------         ---------

                                                                 (in thousands)
Costs and estimated earnings on uncompleted contracts      $ 286,041         $ 285,297
Less customer progress payments                              289,449           287,316
                                                           ---------         ---------
                                                           $  (3,408)        $  (2,019)
                                                           =========         =========
Included in the consolidated balance sheets:
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                  $  16,087         $  17,568
Billings in excess of contract costs and estimated
 on uncompleted contracts                                    (13,497)          (13,551)
Deferred revenue                                              (5,998)           (6,036)
                                                           =========         =========
                                                           $  (3,408)        $  (2,019)
                                                           =========         =========

7.   INVENTORIES

Inventories consist of the following:

                                                                   December 31,
                                                            -------------------------
                                                              2004              2003
                                                            -------           -------
                                                                  (in thousands)
      Raw materials                                         $ 2,929           $ 3,745
      Work in progress                                        1,840             2,310
      Finished goods                                            396               649
                                                            -------           -------
                                                            $ 5,165           $ 6,704
                                                            =======           =======

      Reserve for excess and absolute inventory             $ 1,362           $   840
                                                            =======           =======


8.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                                       December 31,               Estimated
                                                                -------------------------         Useful Life
                                                                  2004               2003         In Years
                                                                --------          --------        -----------

                                                                     (in thousands)
      Land                                                      $    435          $    435
      Buildings and leasehold improvements                         4,897             4,888          7-39
      Machinery and equipment                                      7,050             6,982          3-10
      Furniture and fixtures                                       1,191             1,132          3-10
      Automobiles                                                    458               530           3-7
      Software                                                     9,027             6,111           3-7
      Construction in progress                                       605                 -
                                                                --------          --------
                                                                   23,663           20,078
           Less: accumulated depreciation and amortization       (11,569)           (9,999)
                                                                --------          --------
                                                                $ 12,094          $ 10,079
                                                                ========          ========

The Company acquired software in purchases of the assets of 90 Degrees and Copperfire at $2.2 million and $0.6 million, respectively.

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $2.6 million, $2.6 million and $2.4 million, respectively.

9.   GOODWILL

The December 31, 2004 audited consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Goodwill recorded for the 90 Degrees asset acquisition was approximately $1.9 million.

The December 31, 2004 audited consolidated financial statements also include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of Copperfire on December 15, 2004. Goodwill recorded for the Copperfire asset acquisition was approximately $1.4 million.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of $26.0 million at December 31, 2004. During the fourth quarter of 2004, the Company concluded that the continuing decline in the backlog in its ISS segment constituted a triggering event which caused the Company to conclude it was necessary to write off the value of the segment's goodwill in the amount of $739 thousand.

Goodwill, by segment, consists of the following, in thousands:

                                                 December 31,      December 31,
                                                     2004               2003
                                                  --------           --------


      Institutional Security Systems              $     -            $    739
      Attack Protection                                728                728
      Public Safety & Justice                       25,166             21,883
                                                  --------           --------
                                                  $ 25,894           $ 23,350
                                                  ========           ========

10.  INTANGIBLE ASSETS

The December 31, 2004 audited consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of 90 Degrees on August 11, 2004. Intangible assets for the 90 Degrees asset acquisition are approximately $60 thousand.

The December 31, 2004 audited consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of Copperfire on December 15, 2004. Intangible assets for the Copperfire asset acquisition are approximately $60 thousand.

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

The weighted average life for purposes of amortization of identified intangible assets acquired in 2004 was two years for the covenant not to complete agreements and employment contracts.

Intangible assets consist of the following, in thousands:

                                                          December 31,
                                                  -------------------------       Amortizable
                                                     2004              2003          Lives
                                                  --------          --------      -----------
                                                         (in thousands)            (in years)
           Trade names                            $  5,673          $  6,913       Indefinite
           Customer relationships                    2,500             2,500           14
           Backlog                                     300               300            2
           Other                                     1,305             1,220           1-20
                                                  --------          --------
                                                     9,778            10,933
           Less: accumulated amortization           (1,318)           (1,148)

                                                  --------          --------
                                                  $  8,460          $  9,785
                                                  ========          ========

Amortization expense for the Company's intangible assets for the year ended December 31, 2004 was $358 thousand. During the fourth quarter of 2004, the Company concluded that the continuing decline in the backlog in its ISS segment constituted a triggering event which caused the Company to conclude it was necessary to write off certain of the segment's intangible assets in the amount of $1.1 million as a result of these assets being impaired. There were no other impairments of intangible assets. The following schedule lists the expected amortization expense for each of the years ending December 31, in thousands:

                            Year
                            ----
                            2005                         $   310
                            2006                             265
                            2007                             257
                            2008                             225
                            2009                             225
                                                         -------
                            Total                        $ 1,282
                                                         =======

11.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2004 and 2003 consisted of the following:




                                                      2004                  2003
                                                 ----------------------------------
                                                             (in thousands)
Accounts payable                                     $ 9,406              $ 14,456
Liability for marketable security purchased            4,336                     -
Accrued payroll costs                                  3,323                 4,375
Income taxes payable                                     707                     -
Other accrued expenses                                 3,999                 2,247
                                                    --------              --------
                                                    $ 21,771              $ 21,078
                                                    ========              ========


12.  NOTES PAYABLE AND LINE OF CREDIT

                                                                                    December 31,      December 31,
                                                                                        2004               2003
                                                                                   -------------      -----------

                                                                                           (in thousands)
Industrial revenue bond,  interest payable quarterly at a variable rate of 1.14%
to  2.13%  (2.13%  at  December  31,  2004)   principal   payable  in  quarterly
installments of $35,000. The bond is fully collateralized
by a $1.4 million letter of credit and a bond guarantee agreement.                    $  1,400           $  1,540

Industrial revenue bond, interest payable quarterly at a variable rate of 1.01% to 2.13% (2.13% at December 31, 2004)  principal payable in yearly installments of $300,000 until 2013 when the installments become
$100,000.  The bond is fully collateralized
by a $2.6 million letter of credit and a bond guarantee agreement.                       2,605              2,905

6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per share. These notes
are subordinated to all other liabilities of the Company.                               40,250                 -

Line of credit with a Bank,  interest range from LIBOR + 2.25% to Prime + 1.00%, weighted average rate at December 31, 2003 was
3.89%, collateralized by virtually all of the Company's assets.                             -              11,550

Note payable to Bank, interest at LIBOR plus a fixed credit spread of 2.50%,  (3.62% at December 31, 2003) collateralized by virtually
all of the Company's  assets, repaid in full in January 2004.                               -               1,663
                                                                                      --------           --------


         Total notes payable and line of credit                                         44,255             17,658
         Less convertible subordinated notes discount                                    1,132                 -
                                                                                      --------           --------

           Subtotal                                                                     43,123             17,658
         Less amount due within one year                                                   440              2,103
                                                                                      --------           --------
                                                                                      $ 42,683           $ 15,555
                                                                                      ========           ========

Maturities of notes payable are as follows, in thousands:

             Year Ending December 31,                         Amount
             ------------------------                         ------
                      2005                                   $   440
                      2006                                       440
                      2007                                       440
                      2008                                       440
                      2009                                       440
                      Thereafter                              42,055
                                                             -------
                                                             $44,255
                                                             =======

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

          Face value                           $   40,250
          Underwriters discounts, net               1,132
                                             ------------
                                               $   39,118

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

The Company incurred $452 thousand of debt issuance costs for the 2011 Notes. These costs are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriter's discounts on the 2011 Notes totaled $245 thousand for the year ended December 31, 2004.

During January 2004, the Company repaid all of its outstanding bank borrowings from the proceeds of the issuance of the 2011 Notes.

On March 31, 2004, the Company signed an Amended and Restated Credit Agreement for its $25.0 million secured working capital line of credit. The new agreement provides for borrowings against eligible accounts receivable and inventories. The new agreement also contains various financial covenants, including among other things, a minimum fixed charge coverage ratio, maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, minimum EBITDA covenant, a minimum consolidated tangible net worth covenant, a maximum permitted capital expenditures covenant, and a covenant restricting the payment of dividends. Of this line of credit $10.0 million matures on March 1, 2007 and $15.0 million matured on March 1, 2005. At December 31, 2004 $5.3 million was committed principally as letters of credit securing the Industrial Revenue Bonds.

On October 29, 2004 and March 4, 2005, the Company and its banks entered into amendments to the credit agreement pursuant to which the banks waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its banks amended the credit agreement to eliminate the $15 million line of credit maturing March 2005 and to require borrowings under its $10 million line of credit to be collateralized by pledged marketable securities equal to 111.11% of the value of such borrowings. The credit agreement was also amended to eliminate the quarterly minimum EBITDA covenant for the Company's fiscal years ending after December 31, 2004 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant will not become effective until March 31, 2006.

So long as the Company maintains pledged marketable securities equal to 111.11% of the value of its borrowings under the credit agreement, borrowings under the credit agreement shall bear interest at LIBOR + 1.00% or Prime + 1.00%. The Company incurs commitment fees equal to a range of 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding under letters of credit.

In January 2004 the interest rate swap ceased to be a highly effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the year ended December 31, 2004 was a gain of $134 thousand, resulting in a remaining liability for the investment of $21 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

13.  PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of December 31, 2004 and 2003, the Company had a product warranty accrual in the amount of $359 thousand and $517 thousand respectively.

     Product Warranty Liabilities                           December 31,
                                                  -----------------------------

                                                  2004                     2003
                                                  -----                    ----
                                                           (in thousands)
                                                           --------------
     Beginning balance at January 1,              $ 517                   $ 482
     Plus:  accruals for product warranties         280                     499
     Less:  warranty charges/claims                (438)                   (464)
                                                  -----                   -----
     Ending balance at December 31,               $ 359                   $ 517
                                                  =====                   =====

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable and Accrued Expenses - The carrying amounts reported in the balance sheets for these items approximate fair value due to the short-term maturities of these assets and liabilities.

Long-Term Debt - The carrying amounts reported in the balance sheet approximate fair value as the amounts are at floating rates and terms available to the Company at December 31, 2004 and 2003 for borrowings for similar transactions. The Company's 2011 Notes are at a fixed rate of 6.25%, which approximates current rates for similar obligations.

Interest Rate Swap Agreements - The Company uses interest rate swap agreements to manage exposure to fluctuations in interest rates. At December 31, 2004, the Company had an unleveraged swap agreement with a bank with a notional principal amount of $2.0 million. This agreement was placed on June 26, 2001 with a fixed rate of 4.9% and is settled in cash on a quarterly basis. The termination date is September 30, 2005.

In prior years the Company hedged the cash flows of some of its long-term debt using an interest rate swap. The Company entered into these derivative contracts to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agrees to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

As of December 31, 2003, the Company recognized the cash flow hedge at its fair value of $155 thousand in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2003 the interest rate swap qualified for cash flow hedge accounting, therefore an unrealized loss of $155 thousand ($93 thousand net of tax), representing the effective portion of the change in its fair value, was reported in other comprehensive loss. For the year ended December 31, 2004, the interest rate swap was determined to be ineffective and the changes in fair value are recognized in earnings.

15.  INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                       For the years ended December 31,
                                 2004                2003                2002
                               --------             -------            -------
                                                (in thousands)
        Current                $ (2,013)            $ 2,103            $ 1,314
        Deferred                   (219)                245               (288)
                               --------             -------            -------
                               $ (2,232)            $ 2,348            $ 1,026
                               ========             =======            =======

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 2004 and 2003 are summarized as follows:

                                                                             December 31,
                                                                            (in thousands)
                                                                     2004                      2003
                                                                   --------                  --------

     Deferred tax assets:
          Accrued expenses and deferred compensation               $    566                  $    301
          Tax operating loss carry-forward                            1,064                       526
          Book reserves in excess of tax                              1,093                     1,140
          Price risk management activities                               (9)                       62
          Tax depreciation and amortization in excess
              of book depreciation and amortization                     440                        -
          Other                                                          84                        -
                                                                   --------                  --------

          Total deferred assets                                       3,238                     2,029
                                                                   --------                  --------

     Deferred tax liabilities:
          Book depreciated and amortization in excess
              of tax depreciation and amortization                        -                      (538)
          Purchased intangibles                                      (3,452)                   (3,782)
                                                                   --------                  --------
          Total deferred tax liabilities                             (3,452)                   (4,320)
              Valuation allowance                                    (1,858)                       -
                                                                   --------                  --------
     Net deferred tax (liability) asset                            $ (2,072)                 $ (2,291)
                                                                   ========                  ========

At December 31, 2004 the Company established a valuation allowance to reserve substantially all of its net deferred tax assets.

The valuation allowance represents temporary differences where the Company believes it is not "more likely than not" it will be able to receive tax benefits in the future.

At December 31, 2004, the Company and its subsidiaries have Federal net operating loss carry-forwards available to offset future taxable income of approximately $10.0 million subject to severe limitations. Approximately $1.5 million are available for use on an unlimited basis through 2024. The balance of these carry-forwards expires between 2005 and 2010. Tax loss carry-forwards for this balance are limited to approximately $235 thousand each year as a result of an ownership change, which occurred in 1995.

The difference between the statutory tax rate and the Company's effective tax rate is summarized as follows:


                                                    For the years ended December 31,
                                                  2004              2003             2002
                                                ------            ------            ------
       Statutory federal income tax rate        (34.0)%            34.0%             34.0%
       State income taxes, net of
          Federal benefit                        (0.3)              6.2               6.0
       Change in valuation allowance             14.8                 -                -
       Tax effect of NOL utilization                -                 -              (0.5)
       Tax effect of non-deductible items         0.5               1.1               1.0
       Foreign income exclusion                  (1.9)             (2.4)             (5.3)
       Other                                     (0.5)              1.9               0.9
                                                ------            ------            ------
          Tax                                   (21.4)%            40.8%             36.1%
                                                ======            ======            ======

At December 31, 2004, the Company and its subsidiaries have recorded a tax receivable representing net operating losses which will be carried back to its 2003 and 2002 Federal and State tax returns. The value of these carry backs is approximately $2.5 million and is recorded within prepaid expenses and other current liabilities in the accompanying balance sheet as of December 31, 2004.

16.  SHAREHOLDERS' EQUITY

Warrants for Common Stock. In connection with a Private Investment in Public Equity ("PIPE") transaction the Company entered into in October 2001, the Company granted its underwriter an option to purchase 40,000 shares of the Company's common stock at $12.00 per share, the price at which the shares were sold in the PIPE. These options were granted on October 29, 2001 and expire on October 29, 2006. The shares underlying these warrants have piggyback registration rights. At the underwriter's option, these piggyback registration rights may either convert to demand registration rights, with any fees related to the registration of these warrants and underlying shares paid by the Company, or the Company may grant the underwriter a put option to sell the shares underlying the warrants back to the Company at a predetermined price.

In connection with the Company's acquisition of Tiburon, the Company exchanged warrants and convertible securities to purchase shares of Tiburon into warrants to purchase shares of the Company. On May 2, 2002, the Company issued 90,962 warrants to purchase shares of CompuDyne common stock at prices ranging from $3.75 to $6.71 per share. During 2002, 11,909 of the warrants were exercised. During 2003, 44,417 of the warrants were exercised resulting in 34,636 of such warrants remaining outstanding at December 31, 2004. The following shows the exercise price and expiration date of the remaining warrants outstanding:

      Number of Warrants          Exercise Price             Expiration Date
      ------------------          --------------             ---------------
                23,000               $   5.37                December, 2006
                11,636               $   6.71                December, 2006

Stock Option Plans. The Company has various stock option plans. Under these plans, 7,991,654 options to purchase common stock may be granted until 2006. Options generally are granted at fair market value at the date of grant, typically vest over 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under all plans, there were 5,052,102 shares of common stock reserved for future grants as of December 31, 2004. The 1996 Stock Incentive Plan for Employees was amended on May 27, 2004 to increase the number of shares available as restricted stock awards to 4,000,000. Transactions for stock options and warrants are summarized as follows:


                                          Year                        Year                       Year
                                          Ended       Weighted        Ended        Weighted      Ended        Weighted
                                      December 31,     Average     December 31,    Average    December 31,     Average
                                          2004         Price           2003         Price         2002         Price
                                       ---------     ---------      ---------     ---------     ---------     ---------


Outstanding, Beginning of Year         1,414,556     $   8.587      1,489,653     $   8.324     1,126,160     $   6.553
         Granted                         675,000     $   9.145        271,500     $   8.131       566,462     $  11.412
         Exercised                       303,898     $   4.131        172,497     $   3.610       137,690     $   5.174
         Expired or Cancelled            113,700     $  11.590        174,100     $  10.554        65,279     $  11.280
                                       ---------     ---------      ---------     ---------     ---------     ---------
Outstanding, End of Year               1,671,958     $   9.418      1,414,556     $   8.587     1,489,653     $   8.324
                                       ---------     ---------      ---------     ---------     ---------     ---------
Exercisable, End of Year                 492,861     $   9.226        616,365     $   6.625       596,218     $   5.018
                                       =========     =========      =========     =========     =========     =========



Summarized information about stock options and warrants outstanding as of December 31, 2004 is as follows:


                                 Options and Warrants Outstanding        Options and Warrants Exercisable
                               ------------------------------------      --------------------------------
                                              Weighted     Average                             Weighted
                                              Average     Remaining                            Average
                                              Exercise      Life                               Exercise
Exercise Price Range             Number        Price     (In years)         Number              Price
--------------------           ---------     ---------   ----------        --------           ---------
     $1.625  -   7.310           216,761       $5.8747      6.30            107,261             $4.7835
     $7.375  -   7.640           211,000       $7.5934      9.26             18,250             $7.4708
     $7.719  -   8.075           210,000       $7.9906      7.31             96,400             $8.0263
     $8.105  -   8.885           169,397       $8.4879      7.33             67,150             $8.5264
     $8.960  -   9.585           191,000       $9.1461      9.35                  0             $0.0000
      $9.675  - 10.460           223,300      $10.3595      8.58             40,200            $10.4200
     $11.165  - 12.070           188,500      $11.4640      8.56             55,000            $12.0191
     $12.210  - 13.290            44,500      $12.2585      7.17             18,000            $12.2700
     $13.445  - 13.445           182,000      $13.4450      7.36             71,600            $13.4450
     $13.750  - 16.630            35,500      $15.2551      7.12             19,000            $15.1700
                               ---------                                   --------
                               1,671,958       $9.4181      7.97            492,861             $9.2265
                               =========                                   ========

As of December 31, 2004, the Company continues to account for its stock-based compensation plans using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant.

The Company has provided the additional disclosures specified in SFAS No. 123 as amended by SFAS No. 148 (see Note 1).

The weighted average fair value at the date of grant for options granted during 2004, 2003 and 2002 was $5.95, $5.80, and $9.40 per option, respectively.

17.  COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space, equipment, distribution, manufacturing and storage facilities under non-cancelable operating leases with various expiration dates through December 2009. Rental expense for the years ended December 2004, 2003 and 2002 totaled $3.2 million, $3.2 million, and $2.4 million, respectively.

As of December 31, 2004, future minimum rental payments required under non-cancelable operating leases are as follows (in thousands):

            Year Ending
            December 31,         Total
           -------------        -------
           2005                 $ 2,376
           2006                   1,259
           2007                   1,027
           2008                     539
           2009                     237
           Thereafter                 -
                                -------
                                $ 5,438
                                =======

Interest on Contractual Obligations. As of December 31, 2004, the Company has a $40.25 million note outstanding at a fixed rate of 6.25%. In addition it has industrial revenue bonds in the amount of $4.0 million and a swap agreement in the amount of $2.0 million, both of which have variable interest rates and decreasing principal balances until maturity. Future interest on contractual obligations is as follows (in thousands):

          Year Ending
          December 31,         Total
          -------------       -------
          2005                $ 2,637
          2006                  2,602
          2007                  2,590
          2008                  2,579
          2009                  2,567
          Thereafter            3,359
                              -------
                              $16,334
                              =======

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

Legal Matters. The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Some of our businesses, especially Institutional Security Systems, involve working as a subcontractor to a prime contractor. From time to time we make claims against the prime contractor, or the prime contractor makes claims against us. At any point in time we are engaged in a number of claim disputes with prime contractors, some of which may have a significant negative outcome. Although the total amount of potential liability with respect to these matters can not be ascertained, the Company believes that any resulting liability should not have a material effect on its financial position, results of future operations or cash flows.

In addition to claims with prime contractors, we may also make claims against customers and customers may make claims against us.

The Company has learned that the National Association of Securities Dealers ("NASD") is seeking sanctions against purchasers of the Company's common stock in its 2001 PIPE transaction. In addition, the Company has learned that the placement agent for this transaction is also being investigated by the SEC and the NASD. The Company is investigating these matters and is evaluating its options for recovery.

The Company's Public Safety and Justice segment settled certain litigation with one of its clients during June 2004. As a result of the settlement agreement, the Company refunded $350 thousand to this client in exchange for the return of the hardware and other products previously delivered to this client.

Over the past several years, the Company has been named in lawsuits involving asbestos related personal injury and death claims in which CompuDyne Corporation, individually and as an alleged successor, is a defendant. The Company has been named as a defendant in cases related to claims for asbestos exposure allegedly due to asbestos contained in certain of its predecessor's products. The Company has advised its insurers of each of these cases, and the insurers are providing a defense pursuant to agreement with the Company, subject to reservation of rights by the insurers. The insurers have advised that claims in such litigation for punitive damages, exemplary damages, malicious and willful and wanton behavior and intentional conduct are not covered. One of the carriers has given notice that asbestos related claims are excluded from certain of these policies. The insurers have additional coverage defenses, which are reserved, including that claims may fall outside of a particular policy period of coverage. Litigation costs to date have not been significant and the Company has not paid any settlements from its own funds.

The Company cannot ascertain the total amount of potential liability with respect to these legal matters, but does not believe that any such potential liability should have a material effect on its financial position, future operations or future cash flows.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and the cash generated from its recent issuance of the 2011 Notes will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months and beyond. The Company, however, may require additional financing to pursue its strategy of growth through acquisitions, and to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock. The interest rate environment earlier this year was at historic lows. In light of this favorable environment, the Company determined that it was in its best interests to lock in a favorable fixed interest rate for a significant amount of borrowings. These borrowings, which were made on a subordinated basis, were used to pay off the Company's existing bank debt and will be available to fund the Company's future growth opportunities and also will be available to fund any acquisitions the Company may wish to pursue. These funds will be instrumental in the Company's growth through acquisition strategy. Unlike the Company's existing bank debt availability, the 2011 Notes do not contain any restrictive covenants or ratios. As a result of securing this borrowing, the Company renegotiated its bank lines of credit. Although the Company currently does not see the need to borrow under its bank line, it intends to keep this line available at least to provide the required collateral for its industrial revenue bond borrowings.

18.  RELATED PARTY TRANSACTION

During 2004 the Company's Federal Security Systems unit recorded revenue of approximately $200 thousand from a company of which one of CompuDyne's Directors is a senior vice president and member of its board of directors. Included in accounts receivable and costs in excess of billings of the Federal Security Systems unit at December 31, 2004 was approximately $29 thousand and $171 thousand, respectively, related to the company at which this Director is employed.

19.  EMPLOYEE BENEFIT PLANS

The Company established a non-qualified Employee Stock Purchase Plan in October 1999, the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company's common stock. The Company matches at a rate of 15% of the employee purchase at the market value of the common stock for the monthly purchase period. The Company purchases stock on the open market and distributes the shares monthly to employees' individual accounts. Expense for matching contributions to the plan was $33 thousand, $34 thousand, and $41 thousand for 2004, 2003, and 2002 respectively.

The Company has 401(k) retirement savings plans covering all employees. All employees are eligible to participate in a plan after completing one year of service (as defined by the plan). Participants may make before tax contributions subject to Internal Revenue Service limitations. CompuDyne currently matches up to 2.5% of employee contributions up to a maximum of 5% of annual earnings. Expense for matching contributions to the Plan was $694 thousand, $712 thousand and $609 thousand for 2004, 2003, and 2002, respectively.

The Company had a money purchase pension plan that covered all employees at one of the Company's divisions. All employees at this division were eligible to participate in the plan after one year of service. The Company made annual contributions of 3% to 5% based on years of service. Expense related to this plan was $0 thousand in 2004 and 2003, and $507 thousand in 2002. Effective December 31, 2002, the Company ceased contributions to this plan. The balance in this plan was 100% vested and the plan was then terminated giving participants three distribution options, rollover to their 401K plan, a cash distribution, or an annuity purchase.

20.  OPERATING SEGMENT INFORMATION

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

The following segment information includes operating information for CompuDyne's four operating segments, Institutional Security Systems, Attack Protection, Federal Security Systems and Public Safety and Justice in addition to Corporate activities for each of the years ended December 31, 2004, 2003 and 2002. Also included is operating information from Tiburon, Inc. (Public Safety and Justice segment) since its date of acquisition, May 2, 2002.

                                                   Revenues                                  Gross Profit
                                                   --------                                  ------------
(in thousands)                           2004         2003         2002              2004         2003         2002
                                     -----------  -----------  -----------        ----------  -----------   ---------

Institutional Security Systems        $  53,952    $  98,653    $  84,182         $  6,437      $14,203      $11,384
Attack Protection                        25,161       28,375       28,357            1,551        5,694        4,618
Federal Security Systems                 14,293       16,441       13,374            2,019        2,606        2,372
Public Safety and Justice                49,376       49,794       29,643           27,671       23,893       16,442
CompuDyne Corporate                          -            -            -                 -            -            -
                                     -----------  -----------  -----------        ----------  ----------    ---------
                                      $ 142,782    $ 193,263    $ 155,556         $ 37,678      $46,396      $34,816
                                     ===========  ===========  ===========        ==========  ==========    =========

                                           Total Assets, at Year End                     Pre-tax Income (Loss)
                                           -------------------------                     ---------------------
                                         2004         2003         2002              2004         2003         2002
                                     -----------  -----------  -----------        ----------  -----------   ---------

Institutional Security Systems        $  26,895    $  34,343    $  37,881         $ (5,174)     $ 3,613      $ 1,867
Attack Protection                        15,760       21,202       21,156           (5,444)         551         (706)
Federal Security Systems                  3,807        6,076        6,234              563          953          827
Public Safety and Justice                56,538       49,439       52,561            2,364          407          444
CompuDyne Corporate                      29,891        4,672        2,972           (2,739)         232          408
                                     -----------  -----------  -----------        ----------  -----------   ---------
                                      $ 132,891    $ 115,732    $ 120,804         $(10,430)     $ 5,756      $ 2,840
                                     ===========  ===========  ===========        ==========  ==========    =========

                                             Capital Expenditures                    Depreciation and Amortization
                                             --------------------                    -----------------------------
                                         2004         2003         2002              2004         2003         2002
                                     -----------  -----------  -----------        ----------  -----------   ---------

Institutional Security Systems        $     411    $     312    $     119         $   531       $   330      $   562
Attack Protection                            64          215        2,580              644          885          622
Federal Security Systems                     16           72            -               41           68           70
Public Safety and Justice                 1,140          451          396            1,664        1,679        1,573
CompuDyne Corporate                         153           18           55               41           26           20
                                      $   1,784    $   1,068    $   3,150         $  2,921      $ 2,988      $ 2,847
                                     ===========  ===========  ===========        ==========  ==========    =========

Included in the 2004 results is a $739 thousand pre-tax charge to record the impairment of the Institutional Security Systems segment's goodwill and a $1.1 million charge to record the impairment of certain of the Institutional Security Systems segment's other intangible assets. In addition, the continuing problems in the West Coast office of ISS resulted in the Company recording additional losses of $6.1 million from the work performed in this office and an additional $2.0 milion was added to a project's estimated cost to complete. Also included in 2004's results are charges of $411 thousand for terminated deal costs related to unconsummated acquisitions, and $2.6 million of interest expense incurred in connection with the 2011 Notes issued in January 2004; these expenses were recorded in CompuDyne Corporate's accounts.

Included in the 2003 results is a $1.6 million pre-tax charge for a contract in litigation, which occurred in the Public Safety and Justice segment. During the second quarter of 2004 this matter was settled resulting in a reversal of $0.3 million of the accrued charge, which was reflected as a reduction of its cost of sales.

During 2003, the Company increased its allowance for doubtful accounts by approximately $725 thousand in its Institutional Security Systems segment for past due receivables. Pre-tax income in the Attack Protection segment benefited by approximately $900 thousand from a successful arbitration decision related to a disputed customer receivable.

During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the latter half of the year and amounted to approximately $2.2 million. As a result, as these projects were brought to completion in 2003, the revenues generated by them resulted in little margin or in some cases losses. The Company recorded $3.0 million of additional write-downs on its West Coast projects that were either completed or neared completion in 2003. In 2004, the West Coast operations generated pre-tax losses of $6.1 million.

21.  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)



                                                  First         Second          Third           Fourth
(In thousands, except per share data)            Quarter        Quarter        Quarter         Quarter          Total
-------------------------------------           ---------      ---------       ---------       ---------      ---------
Year Ended December 31, 2004
Revenues
Institutional Security Systems                   $16,057        $13,954        $ 11,783         $12,158       $ 53,952
Attack Protection                                  6,953          6,741           6,510           4,957         25,161
Federal Security Systems                           3,575          4,371           3,296           3,051         14,293
Public Safety and Justice                         12,442         12,717          11,771          12,446         49,376
                                                ---------      ---------       ---------       ---------      ---------
Total revenues                                   $39,027        $37,783        $ 33,360         $32,612       $142,782

Gross Profit
Institutional Security Systems                   $ 2,505        $ 2,244        $  1,773         $  (85)       $  6,437
Attack Protection                                    919          1,082            (477)             27          1,551
Federal Security Systems                             490            611             501             417          2,019
Public Safety and Justice                          6,284          7,210           7,011           7,166         27,671
                                                ---------      ---------       ---------       ---------      ---------
Total gross profit                               $10,198        $11,147        $  8,808         $ 7,525       $ 37,678

Pre-tax Income (loss)
Institutional Security Systems                   $   207        $   (84)       $   (806)        $(4,491)      $ (5,174)

Attack Protection                                   (679)          (456)         (2,101)         (2,208)        (5,444)
Federal Security Systems                             200            214             137              12            563
Public Safety and Justice                            435            960             370             599          2,364
Unallocated corporate expense                       (674)          (481)           (671)           (913)        (2,739)
                                                ---------      ---------       ---------       ---------      ---------
Pre-tax income from operations                   $  (511)       $   153        $ (3,071)        $(7,001)      $(10,430)


Net income                                       $  (307)       $    90        $ (1,850)        $(6,131)      $ (8,198)
                                                ---------      ---------       ---------       ---------      ---------
Basic earnings per share                         $  (.04)       $   .01        $   (.23)        $  (.74)      $  (1.01)
                                                ---------      ---------       ---------       ---------      ---------
Diluted earnings per share                       $  (.04)       $   .01        $   (.23)        $  (.74)      $  (1.01)
                                                ---------      ---------       ---------       ---------      ---------





                                                  First         Second          Third           Fourth
(In thousands, except per share data)            Quarter        Quarter        Quarter         Quarter          Total
-------------------------------------           ---------      ---------       ---------       ---------      ---------
Year Ended December 31, 2003
Revenues
Institutional Security Systems                   $23,448        $25,692         $26,357         $23,156      $  98,653
Attack Protection                                  8,343          6,533           6,036           7,463         28,375
Federal Security Systems                           3,489          4,261           4,549           4,142         16,441
Public Safety and Justice                         11,487         11,052          16,194          11,061         49,794
                                                ---------      ---------       ---------       ---------      ---------
Total revenues                                   $46,767        $47,538         $53,136         $45,822       $193,263

Gross Profit
Institutional Security Systems                   $ 3,277        $ 3,240         $ 3,729         $ 3,957        $14,203
Attack Protection                                  1,975          1,380             758           1,581          5,694
Federal Security Systems                             522            603             934             547          2,606
Public Safety and Justice                          6,009          6,564           6,590           4,730         23,893
                                                ---------      ---------       ---------       ---------      ---------
Total gross profit                               $11,783        $11,787         $12,011         $10,815       $ 46,396

Pre-tax Income (loss)
Institutional Security Systems                   $   737        $   835         $ 1,216         $   825       $  3,613
Attack Protection                                    562            (52)           (663)            704            551
Federal Security Systems                             207            296             223             227            953
Public Safety and Justice                             68            482             790            (933)           407
Unallocated corporate expense                         (2)           166              70              (2)           232
                                                ---------      ---------       ---------       ---------      ---------
Pre-tax income from operations                   $ 1,572        $ 1,727         $ 1,636         $   821       $  5,756

                                                ---------      ---------       ---------       ---------      ---------
Net income                                       $   942        $ 1,037         $   982         $   447       $  3,408
                                                ---------      ---------       ---------       ---------      ---------
Basic earnings per share                         $   .12        $   .13         $   .12         $   .06       $    .43
                                                ---------      ---------       ---------       ---------      ---------
Diluted earnings per share                       $   .12        $   .13         $   .12         $   .05       $    .42
                                                ---------      ---------       ---------       ---------      ---------


Included in the results of the fourth quarter of 2004 is a $739 thousand pre-tax charge to record the impairment of the Institutional Security Systems segment's goodwill and a $1.1 million charge to record the impairment of certain of the Institutional Security Systems segment's other intangible assets. In addition, the continuing problems in the West Coast office of ISS resulted in the Company recording additional losses of $2.2 million from the work performed in this office.

Included in the results of the fourth quarter of 2003 is a $1.6 million pre-tax charge for a contract in litigation, which occurred in the Public Safety and Justice segment. During the second quarter of 2004 this matter was settled resulting in a reversal of $0.3 million of the accrued charge, which was reflected as a reduction of its cost of sales.

In the fourth quarter of 2003, the Company increased its allowance for doubtful accounts by approximately $725 thousand in its Institutional Security Systems segment for past due receivables. Pre-tax income in the Attack Protection segment benefited by approximately $900 thousand from a successful arbitration decision related to a disputed customer receivable.

During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the latter half of the year and amounted to approximately $2.2 million. As a result, as these projects were brought to completion in 2003, the revenues generated by them resulted in little margin or in some cases losses. The Company recorded $3.0 million of additional write-downs on its West Coast projects that were either completed or neared completion in 2003. In 2004, the West Coast operations generated pre-tax losses of $6.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed below. To address these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Status of Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with established policies or procedures may deteriorate.

Management is in the process of conducting an evaluation of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management is using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has determined that, as of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over the reconciliation of the difference between the tax basis and the financial reporting basis of the Company's assets and liabilities with the deferred income tax assets and liabilities. Additionally, there was a lack of oversight and review over the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts by accounting personnel with appropriate financial reporting expertise. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has further determined that, as of December 31, 2004, the Company did not maintain effective control over the accounting for and review of significant, non-routine transactions. Specifically, the Company did not have effective controls over the accounting for a non-routine change order to a customer contract to ensure that the accounting for the change order was in accordance with generally accepted accounting principles. This transaction impacted contract revenues, contract costs in excess of billings and accounts receivables. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of contract revenues, contract costs in excess of billings and accounts receivables that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company's internal control over financial reporting was effective as of that date. Upon completion of our assessment, management expects to conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Controls--Integrated Framework.

The Company's evaluation of its internal control over financial reporting as of December 31, 2004 is not complete. Further, there can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional deficiencies will not be identified or that any such deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

Securities and Exchange Commission Release No. 34-50754, subject to certain conditions, provides up to 45 additional days beyond the due date of this Annual Report on Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K. Pursuant to the Release, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 are not filed herein and are expected to be filed no later than May 2, 2005 with an amendment to this Annual Report on Form 10-K.

The Company expects that the material weaknesses identified above will result in an adverse opinion by the Company's independent registered public accounting firm on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

To address the material weaknesses described above, the Company has: (1) engaged an outside tax consultant, other than from the Company's independent registered public accounting firm, and intends to implement an ongoing training program to enhance the capabilities of its internal tax personnel, and (2) instituted new procedures requiring the accounting for all significant, non-routine transactions to be approved by the Corporate Accounting group.

                                    PART III

Information required by Items 10, 11, 12, 13 and 14 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2004.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
   (1)  Index to Financial Statements
        Report  of  Independent
        Registered  Public  Accounting  Firm  -  PricewaterhouseCoopers   LLP
        Report  of  Independent  Registered Public
              Accounting  Firm -  Deloitte  & Touche  LLP
        Consolidated Balance Sheets at December 31, 2004 and 2003 Consolidated Statements of Operations for the
              years ended  December 31, 2004, 2003 and 2002
        Consolidated Statement of Changes in Shareholders' Equity
              for the years ended December 31, 2004, 2003 and 2002 Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
        Notes to Consolidated Financial Statements

  (2)  Schedule II - Schedule of valuation and qualifying accounts

(b) Exhibits
    The Exhibits listed on the index below are filed as a part of this Annual Report.

                                   SCHEDULE II

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003, and 2002
                                ($ in thousands)



                                                              Balance at      Charged to                     Balance
                                                               Beginning      Costs and                      At End
Description                                                    Of Period       Expenses       Deduction     Of Period
-----------                                                    ---------       --------       ---------     ---------

Year Ended December 31, 2004
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory                    $   840             649          (127)      $   1,362
Reserve for accounts receivable                                 $ 1,252           1,153          (486)      $   1,919
Deferred tax asset valuation allowance                          $     -           1,858            -        $   1,858


Year Ended December 31, 2003
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory                    $   642             367          (169)      $      840
Reserve for accounts receivable                                 $ 1,173             996          (917)      $   1,252

Year Ended December 31, 2002
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory                    $   385             257             -       $      642
Reserve for accounts receivable                                 $ 1,094             79              -       $    1,173
Deferred tax asset valuation allowance                          $   329              -           (329)      $        _


                              COMPUDYNE CORPORATION
                                INDEX TO EXHIBITS
                                  (Item 15(b))

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

3(B). Amendment to the Articles of Incorporation of CompuDyne Corporation increasing the number of authorized common shares filed with the Secretary of the State of Nevada on February 16, 2001, herein incorporated by reference to Exhibit 3(B) to the Registrant's 10-K filed March 27, 2001.

3(C). Agreement and Plan of Merger dated May 8, 1996, herein incorporated by reference to Exhibit 3(B) to Registrant's 10-K filed March 31, 1997.

3(D).     By-Laws,  as amended  through  January  28, 1997 and as  presently  in
          effect,   herein   incorporated   by  reference  to  Exhibit  3(C)  to
          Registrant's 10-K filed March 31, 1997.

10(A). CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated July 17, 2001 for its 2001 Annual Meeting of Shareholders.

10(B). Credit Agreement dated November 16, 2001 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10 (b) to Registrant's 8-K filed November 21, 2001.

10(C)(1). Amended  and  Restated  Credit  Agreement  dated March 31, 2004 by and among CompuDyne Corporation and its subsidiaries, certain participating lenders and PNC Bank, National Association, in its capacity as agent for the lenders, herein incorporated by reference to
          Exhibit 3.1 to Registrant's 10-Q filed May 7, 2004.

10(C)(2). Amendment to Amended and Restated  Credit  Agreement dated October 29,
          2004 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to
          Exhibit 10.1 to Registrant's 8-K filed on November 1, 2004.

10(C)(3). Employment  Agreement  between  CompuDyne  Corporation  and Mr. Daniel
          Crawford herein incorporated by reference, filed on Form 8-K, October 27, 2004.

10(C)(4). Transition  Agreement  by and  among  CompuDyne  Corporation,  Norment
          Security Group, Inc., and Mr. Jon Lucynski herein incorporated by reference, filed on Form 8-K, January 26, 2005.

10(C)(5). Report  regarding Mr. Bruce  Kelling's  resignation  from the Board of
          Directors herein incorporated by reference, filed on Form 8-K, February 10, 2005.

10(C)(6). Current report on Form 8-K  disclosing  the death of Director  Millard
          Pryor filed on March 2, 2005.

10(C)(7). Second   Amendment  to  Amended  and  Restated  Credit  Agreement  and
          Amendment to Securities Pledge Agreement dated March 4, 2005 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by referenced to Exhibit 10.1 to registrant's 8-K filed on March 7, 2005.

10(D).    1996  Stock  Non-Employee   Director  Plan,  herein   incorporated  by
          reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

10(E). Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

10.3*     Compensatory Arrangements.

21.*      Subsidiaries of the Registrant.

23.1*     Consent  of   Independent   Registered   Public   Accounting   Firm  -
          PricewaterhouseCoopers LLP.

23.2* Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

31.1* Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a) or 15(d)-14(a).

31.2* Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a) or 15(d)-14(a).

32.1* Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002, for Mr. Martin Roenigk.

32.2* Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002, for Mr. Geoffrey F. Feidelberg.

*         Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              COMPUDYNE CORPORATION
                                                 (Registrant)

                                                 By:/s/  Martin Roenigk
                                                    ----------------------------
                                                 Martin Roenigk
                                                 Chief Executive Officer

                                                 By:/s/  Geoffrey F. Feidelberg
                                                    ----------------------------
                                                 Geoffrey F. Feidelberg
Dated: March 31, 2005                            Chief Financial Officer


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.



/s/ Martin A. Roenigk            Director, Chairman, President         /s/ David W. Clark, Jr.             Director
------------------------          and Chief Executive Officer         --------------------------
Martin A. Roenigk                                                       David W. Clark, Jr.


/s/ John H. Gutfreund            Director                              /s/ Ronald J. Angelone              Director
----------------------                                                 -----------------------
John H. Gutfreund                                                      Ronald J. Angelone


/s/ Philip M. Blackmon           Director and                          /s/ Wade B. Houk                    Director
------------------------          Executive Vice-President            ------------------
Philip M. Blackmon                                                     Wade B. Houk


/s/ Geoffrey F. Feidelberg       Director and                          /s/ John Michael McConnell          Director
---------------------------       Chief Financial Officer               --------------------------
Geoffrey F. Feidelberg                                                 John Michael McConnell


