Form 10-Q
period 2005-03-31
COMPUDYNE CORP
filed 2005-05-10
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from_________________ to ______________


                         Commission File Number 0-29798


                              COMPUDYNE CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                        23-1408659
------------------------------------                     ------------------
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

                                Yes____ No __X__

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                                Yes__X__ No_____


As of May 6, 2005, a total of 8,119,979 shares of Common Stock, $.75 par value, were outstanding.

33

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                            PAGE NO.

Part I.  Financial Information

   Item 1. Financial Statements - Unaudited

      Consolidated Balance Sheets - March 31, 2005
      and December 31, 2004                                      3

      Consolidated Statements of Operations -
      Three Months Ended March 31, 2005 and 2004                 4

      Consolidated Statement of Changes in
      Shareholders' Equity - Three Months Ended
      March 31, 2005                                             5

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 2005 and 2004                 6

      Notes to Consolidated Financial Statements              7-14

    Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations          15-26

    Item 3. Quantitative and Qualitative Disclosures
      About Market Risk                                         27

    Item 4. Controls and Procedures                          28-29

Part II.  Other Information                                     30

      Signature                                                 31

                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     March 31,  December 31,
ASSETS                                                                 2005         2004
                                                                     --------     ---------
                                                                     (dollars in thousands)
Current Assets
        Cash and cash equivalents                                    $   4,183    $   5,198
        Marketable securities                                           10,769       19,577
        Cash and marketable securities - pledged                           489         --
        Accounts receivable, net                                        33,325       34,291
        Contract costs in excess of billings                            15,060       16,087
        Inventories                                                      4,894        5,165
        Prepaid expenses and other                                       5,014        5,412
                                                                     ---------    ---------
           Total Current Assets                                         73,734       85,730

Cash and marketable securities - pledged                                 5,510         --
Property, plant and equipment, net                                      11,689       12,094
Goodwill                                                                25,913       25,894
Other intangible assets, net                                             8,352        8,460
Other                                                                      901          713
                                                                     ---------    ---------
           Total Assets                                              $ 126,099    $ 132,891
                                                                     =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
        Accounts payable and accrued liabilities                     $  16,605    $  21,771
        Billings in excess of contract costs incurred                   12,276       13,497
        Deferred revenue                                                 6,693        5,998
        Current portion of notes payable                                   440          440
                                                                     ---------    ---------
           Total Current Liabilities                                    36,014       41,706

Notes payable                                                            3,565        3,565
Convertible subordinated notes payable, net                             39,165       39,118
Deferred tax liabilities                                                 2,072        2,072
Other                                                                      514          599
                                                                     ---------    ---------
           Total Liabilities                                            81,330       87,060
                                                                     ---------    ---------
Commitments and Contingencies

Shareholders' Equity
        Preferred stock, 2,000,000 shares authorized and unissued         --           --
        Common stock, par value $.75 per share:  50,000,000 shares authorized at March 31, 2005 and December 31, 2004;
         8,943,856 shares issued at March 31, 2005 and
         December 31, 2004                                               6,707        6,707
        Additional paid-in-capital                                      44,368       44,368
        Accumulated deficit                                               (591)        (272)
        Accumulated other comprehensive (loss) income                      (99)          14
        Treasury stock, at cost; 820,377 and 721,077 shares
         at March 31, 2005 and December 31, 2004, respectively          (5,616)      (4,986)
                                                                     ---------    ---------
           Total Shareholders' Equity                                   44,769       45,831
                                                                     ---------    ---------
           Total Liabilities and Shareholders' Equity                $ 126,099    $ 132,891
                                                                     =========    =========

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                            Three Months Ended March 31,
                                                2005          2004
                                               --------    ---------
                                       (in thousands, except per share data)
Revenues:
  Contract revenues earned                     $ 32,478    $ 36,436
  Other revenues                                  3,828       2,591
                                               --------    --------
     Total revenues                              36,306      39,027
Cost of sales                                    23,923      28,829
                                               --------    --------
Gross profit                                     12,383      10,198

Selling, general and administrative expenses     10,027       8,162
Research and development                          2,111       1,755
                                               --------    --------
Income from operations                              245         281
                                               --------    --------
Other expense (income)
  Interest expense                                  803         749
  Interest income                                  (228)        (78)
  Other expense (income)                            (11)        121
                                               --------    --------
     Total other expense                            564         792
                                               --------    --------
(Loss) before income taxes                         (319)       (511)
Income taxes expense (benefit)                        -        (204)
                                               --------    --------
Net loss                                       $   (319)   $   (307)
                                               ========    ========
(LOSS) PER SHARE:

Basic (loss) per common share                  $   (.04)   $   (.04)
                                               ========    ========
Weighted average number of common
shares outstanding                                8,163       8,009
                                               ========    ========
Diluted (loss) per common share                $   (.04)   $   (.04)
                                               ========    ========
Weighted average number of common
shares and equivalents                            8,163       8,009
                                               ========    ========



The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                                                         Accumulated
                                                                            Other
                                                 Additional             Comprehensive
                                 Common Stock     Paid-in  Accumulated      Income     Treasury Stock
                                Shares   Amount   Capital    Deficit        (Loss)    Shares     Amount     Total
                                ---------------   -------     ------      ----------  ------   ---------  ---------
Balance at December 31, 2004      8,944  $6,707   $44,368     $ (272)      $     14      721   $ (4,986)  $ 45,831
Purchase of treasury shares                                                               99       (630)      (630)
                                -----------------------------------------------------------------------------------
  Subtotal                        8,944   6,707    44,368       (272)            14      820     (5,616)    45,201
Comprehensive income:
  Net (loss)                                                    (319)                                         (319)
Other comprehensive
 income, net of tax:
Unrealized (loss) on
available for
 sale marketable securities                                                   (113)                           (113)
                                                                                                          ---------
Comprehensive (loss)                                                                                          (432)
                                -----------------------------------------------------------------------------------
Balance at March 31, 2005         8,944  $6,707   $44,368     $ (591)      $    (99)     820   $ (5,616)  $ 44,769
                                =======  ======   =======     ======      ==========  ======   =========  =========



   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                            Three Months Ended March 31,
                                                                                   2005       2004
                                                                                ---------   ----------
                                                                                   (in thousands)
Cash flows from operating activities:
   Net (loss)                                                                   $   (319)   $   (307)

Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization                                                     877         704
   (Gain) from disposal of property, plant and equipment                              (3)         (1)
   Amortization of debt discount                                                      47          36
   Unrealized loss on interest rate swap                                            --           126
   Amortization of discount on marketable securities                                   5        --

Changes in assets and liabilities:
   Accounts receivable                                                               966         539
   Contract costs in excess of billings                                            1,027       2,801
   Inventories                                                                       271         830
   Prepaid expenses and other current assets                                         471         463
   Other assets                                                                     (188)        150
   Accounts payable and accrued liabilities                                       (5,166)     (3,975)
   Billings in excess of contract costs incurred                                  (1,221)     (2,460)
   Deferred revenue                                                                  695        (576)
   Other liabilities                                                                 (85)       --
                                                                                --------    --------
Net cash flows used in operating activities                                       (2,623)     (1,670)
                                                                                --------    --------
Cash flows from investing activities:
   Purchase of marketable securities                                              (3,739)    (22,212)
   Redemption of marketable securities                                             6,650        --
   Additions to property, plant and equipment                                       (364)       (167)
   Proceeds from sale of property, plant and equipment                                 3           1
   Net payment for acquisition                                                       (18)       --
                                                                                --------    --------
Net cash flows provided by (used in) investing activities                          2,532     (22,378)
                                                                                --------    --------
Cash flows from financing activities:
   Issuance of common stock                                                         --           252
   Purchase of treasury shares                                                      (630)       --
   Restricted cash                                                                  (294)       --
   Repayment of bank notes and line of credit                                       --       (13,213)
   Borrowings of convertible subordinated notes payable                             --        38,942
                                                                                --------    --------
Net cash (used in) provided by financing activities                                 (924)     25,981
                                                                                --------    --------
Net change in cash and cash equivalents                                           (1,015)      1,933
Cash and cash equivalents at beginning of period                                   5,198       1,869
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  4,183    $  3,802
                                                                                ========    ========
Supplemental  disclosures  of cash flow  information:
 Cash paid  during  the  period for:
   Interest                                                                     $  1,296    $    135
   State income tax, net of refunds                                             $    204    $    187
   Federal tax refund                                                           $   (766)   $   --




   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2004 has been derived from the Company's December 31, 2004 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Form 10-Q are adequate to make the information presented not misleading.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004. Operating results for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of operating results for the entire fiscal year.

STOCK-BASED COMPENSATION
As of March 31, 2005, the Company continues to account for its stock-based compensation plans, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                                            For the Three Months Ended March 31,
                                                                                 2005                2004
                                                                             ------------        ------------
                                                                            (in thousands, except per share data)
Net (loss), as reported                                                        $  (319)           $  (307)
Deduct:  Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects          (234)              (249)
                                                                               --------         ------------
Pro forma net (loss)                                                           $  (553)           $  (556)
                                                                               ========           ========
(Loss) per share:
Basic - as reported                                                            $   (.04)          $  (.04)
Basic - pro forma                                                              $   (.07)          $  (.07)

Diluted - as reported                                                          $   (.04)          $  (.04)
Diluted - pro forma                                                            $   (.07)          $  (.07)

The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                                   For the Three Months Ended
                                                            March 31,
                                                      2005           2004
                                                     ------          -----
               Expected life in years                  5.3            5.5
               Risk-free interest rate                 4.2%           2.8%
               Expected volatility                    82.8%          76.6%

INCOME TAXES
The effective tax rate was zero for the three months ended March 31, 2005 and the effective tax rate was approximately 39.9% for the three months ended March 31, 2004. The Company has decided to fully reserve its net deferred tax assets, as it has determined it is not more likely than not that the asset will be realized due to the Company's recent operating losses.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123R. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

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

2.     EARNINGS PER SHARE

Earnings per share are presented in accordance with SFAS No. 128, "Earnings Per Share." This Statement requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using the weighted average number of shares outstanding during the period and excludes any dilutive effects of options, warrants, or convertible securities. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period; common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options and warrants to purchase 1,442,533 shares for 2005 and 1,361,427 shares for 2004 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for both 2005 and 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                                               Three Months Ended
                                                                                    March 31,
                                                                             2005              2004
                                                                      -------------------------------------
                                                                      (in thousands, except per share data)
            Net (loss)                                                     $   (319)         $   (307)
                                                                           =========         =========
            Weighted average common shares outstanding                        8,163             8,009
            Effect of dilutive stock options and warrants                         -                 -
                                                                           ---------         ---------
            Diluted weighted average common shares outstanding                8,163             8,009
                                                                           =========         =========
            Net (loss) per common share
            Basic                                                          $   (.04)         $   (.04)
            Diluted                                                        $   (.04)         $   (.04)


In March 2004, the EITF reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" ("Issue 03-6"), effective June 30, 2004. Issue 03-6 requires the use of the two-class method to compute earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company ("participation rights") when, and if, it declares dividends on its common stock.

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the three months ended March 31, 2005 or March 31, 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.     INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Effective March 4, 2005, the Company has agreed to pledge to its bank marketable securities equal to 111.11% of the value of its outstanding letters of credit issued by the Company's bank under the Amended and Restated Credit agreement, or cash equal to 100% of the value of its outstanding letters of credit, or a combination thereof.

At March 31, 2005, $6.0 million of cash and marketable securities, at fair value, ($100 thousand more than was required) were pledged to the Company's bank to secure the $5.3 million of letters of credit issued by the bank. Of this $6.0 million of cash and marketable securities, approximately $500 thousand was classified as a current asset, with the remainder classified as a long-term asset.

Marketable securities at March 31, 2005 are summarized, in thousands, as follows:

                                                                          Gross Unrealized
                                                            Cost         Gains       Losses      Fair Value
                                                         ----------   ----------- -----------    ----------
         Collateralized mortgage obligations
          (CMO's) consisting of
          securities issued by Fannie Mae,
          Freddie Mac, and Ginnie Mae                    $  16,639      $    -       $    165      $16,474

The cost and estimated fair value of current marketable securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                               Estimated
         (In Thousands)                       Cost             Fair Value
                                             -------           ----------
         Due after one year and beyond       $16,639            $ 16,474
                                             -------            --------
         Total debt securities               $16,639            $ 16,474
                                             =======            ========

4.     INVENTORIES

Inventories consist of the following, in thousands:

                                                     March 31,  December 31,
                                                       2005        2004
                                                    ---------   ----------

      Raw materials                                  $ 4,204     $  4,241
      Work in progress                                 1,750        1,890
      Finished goods                                     284          396
                                                    --------    ----------
      Total inventory                                  6,238        6,527
      Reserve for excess and obsolete inventory       (1,344)      (1,362)
                                                    --------    ----------
      Inventory, net                                 $ 4,894     $   5,165
                                                     =======     =========


5.     GOODWILL

The December 31, 2004 and March 31, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Goodwill recorded for the 90 Degrees asset acquisition was approximately $1.9 million.

The December 31, 2004 and March 31, 2005 consolidated financial statements also include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire on December 15, 2004. Goodwill recorded for the Copperfire asset acquisition was approximately $1.4 million.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of $25.9 million at March 31, 2005.

Goodwill, by segment, consists of the following, in thousands:

                                   March 31,  December 31,
                                      2005        2004
                                   ---------   --------
      Attack Protection            $     728   $    728
      Public Safety & Justice         25,185     25,166
                                   ---------   ---------
                                   $  25,913   $ 25,894
                                   =========   =========

6.     INTANGIBLE ASSETS

The December 31, 2004 and March 31, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Intangible assets for the 90 Degrees asset acquisition are approximately $60 thousand.

The December 31, 2004 and March 31, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire on December 15, 2004. Intangible assets for the Copperfire asset acquisition are approximately $60 thousand.

The weighted average life for purposes of amortization of identified intangible assets acquired in 2004 was two years for the covenant not to compete agreements and employment contracts.

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

Intangible assets consist of the following, in thousands:

                                                March 31,   December 31,  Amortizable
                                                  2005          2004         Lives
                                                ----------  -----------  -------------
                                                                          (in years)
         Trade names                              $  5,673  $     5,673   Indefinite
         Customer relationships                      2,500        2,500        14
         Backlog                                       300          300  Fully amortized
         Other                                       1,305        1,305       1-20
                                                ----------  -----------
                                                     9,778        9,778
         Less:  accumulated amortization            (1,426)      (1,318)
                                                ----------  -----------
                                                  $  8,352  $     8,460
                                                ==========  ===========

Amortization expense for the Company's intangible assets for the three months ended March 31, 2005 was $108 thousand. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                            YEAR
                            2005 (remaining)          $      203
                            2006                             265
                            2007                             257
                            2008                             225
                            2009                             225
                                                      ----------
                            Total                     $    1,175
                                                      ==========

7.     NOTES PAYABLE AND LINE OF CREDIT


                                                                                   March 31,       December 31,
                                                                                     2005              2004
                                                                                  ----------        -----------
                                                                                         (in thousands)
Industrial revenue bond,  interest payable quarterly at a variable rate of 1.65%
to 2.53% (2.53% at March 31, 2005) principal  payable in quarterly  installments of $35,000. The bond is fully collateralized by a $1.4 million letter
of credit and a bond guarantee agreement.                                          $  1,400         $  1,400

Industrial revenue bond, interest payable quarterly at a variable rate of 1.62% to 2.43% (2.43% at March 31, 2005)  principal payable in yearly installments of $300,000 until 2013 when the installments become
$100,000.  The bond is fully collateralized by a $2.6 million letter of
credit and a bond guarantee agreement.                                                2,605            2,605

6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per
share. These notes are subordinated to all other liabilities of the Company.         40,250           40,250
                                                                                  ---------         ---------
         Total notes payable                                                         44,255           44,255
         Less convertible subordinated notes discount                                 1,085            1,132
                                                                                  ---------         ---------
           Subtotal                                                                  43,170           43,123
         Less amount due within one year                                                440              440
                                                                                  ---------         ---------
                                                                                   $ 42,730         $ 42,683
                                                                                  =========         =========

Maturities of notes payable are as follows, in thousands:

                    Year Ending December 31,        Amount
                    ------------------------      --------
                             2005 (remaining)     $    440
                             2006                      440
                             2007                      440
                             2008                      440
                             2009                      440
                             Thereafter             42,055
                                                  --------
                                                  $ 44,255
                                                  ========

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The March 31, 2005 carrying value is listed below, in thousands.



                           Face value                           $   40,250
                           Underwriters discounts, net               1,085
                                                              ------------
                                                                $   39,165

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

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $49 thousand for the three months ended March 31, 2005 and 2004, respectively.

On March 31, 2004, the Company signed an Amended and Restated Credit Agreement for its $25.0 million secured working capital line of credit. The new agreement provides for borrowings against eligible accounts receivable and inventories. The new agreement also contains various financial covenants, including among other things, a minimum fixed charge coverage ratio, maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, minimum EBITDA covenant, a minimum consolidated tangible net worth covenant, a maximum permitted capital expenditures covenant, and a covenant restricting the payment of dividends. Of this line of credit, $10.0 million matures on March 1, 2007 and $15.0 million was to mature on March 1, 2005. At March 31, 2005, $5.3 million was committed principally as letters of credit securing the Industrial Revenue Bonds.

On October 29, 2004 and March 4, 2005, the Company and its banks entered into amendments to the credit agreement pursuant to which the banks waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its banks amended the credit agreement to eliminate the $15.0 million line of credit maturing March 2005 and to require borrowings under its $10.0 million line of credit to be collateralized by pledged marketable securities equal to 111.11% of the value of such borrowings or cash equal to the value of such borrowings. The credit agreement was also amended to eliminate the quarterly minimum EBITDA covenant for the Company's fiscal years ending after December 31, 2004 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant will not become effective until March 31, 2006. On May 3, 2005, the Company's lender confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002.

As long as the Company maintains pledged marketable securities equal to 111.11% of the value of its borrowings under the credit agreement or cash equal to the value of its borrowings, borrowings under the credit agreement shall bear interest at LIBOR + 1.00% or Prime + 1.00%. The Company incurs commitment fees equal to a range of 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed and outstanding under its letters of credit.

In January 2004, the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three months ended March 31, 2005 was a gain of $13 thousand, resulting in a remaining liability for the investment of $8 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

8.     PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of March 31, 2005 the Company had a product warranty accrual in the amount of $333 thousand. The changes in the product warranty liability are displayed in the following table, in thousands:

     Beginning balance at January 1, 2005                        $ 359
     Plus:  accruals for product warranties                         54
     Less:  warranty charges/claims                                (80)
                                                                 -----
     Ending balance at March 31, 2005                            $ 333
                                                                 =====

9.     OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended March 31, 2005 and 2004, in thousands:

                                              Revenues                     Pre-tax Income (Loss)
                                              --------                     ---------------------
                                         2005          2004                  2005          2004
                                         ----          ----                  ----          ----
Institutional Security Systems         $ 15,732      $ 16,057              $ 1,230        $  207
Attack Protection                         6,898         6,953                  499          (679)
Integrated Electronic Systems             2,019         3,575                   (8)          200
Public Safety and Justice                11,657        12,442                 (482)          435
CompuDyne Corporate                          --            --               (1,558)         (674)
                                       --------      --------              --------       -------
                                       $ 36,306      $ 39,027              $  (319)       $ (511)
                                       ========      ========              ========       =======


10.      CONTINGENCIES

Legal Matters. The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Some of the businesses, especially Institutional Security Systems, involve working as a subcontractor to a prime contractor. From time to time the Company makes claims against the prime contractor, or the prime contractor makes claims against the Company. At any point in time the Company is engaged in a number of claim disputes with prime contractors, some of which may have a significant negative outcome. Although the total amount of potential liability with respect to these matters can not be ascertained, the Company believes that any resulting liability should not have a material effect on its financial position, results of future operations or cash flows.

In addition to claims with prime contractors, the Company may also make claims against customers and customers may make claims against the Company.

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

On May 4, 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to the Company's failure to timely file the 404 Report, the Company was no longer in compliance with the requirements of Marketplace Rule 4350(c)(14) (the "Rule"). The Rule requires the Company to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission (the "SEC") on or before the date they are required to be filed with the SEC.

The Nasdaq Stock Market notified the Company that the Company's securities will be delisted from The Nasdaq Stock Market at the opening of business on May 13, 2005, unless the Company requests a hearing appealing the delisting with The Nasdaq Stock Market's Listings Qualifications Panel (the "Panel") in accordance with the Marketplace Rules 4800 Series. Such a request for an appeal to the Panel will stay the delisting of the Company's securities pending the Panel's decision.

The Company intends to appeal the delisting to the Panel and is working diligently to file the 404 Report as described in the Form 8-K dated May 2, 2005. There can be no assurance the Panel will grant the Company's request for continued listing.

                 ITEM 2. COMPUDYNE CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

OVERVIEW OF COMPUDYNE CORPORATION

CompuDyne Corporation was reincorporated in Nevada in 1996. We were originally incorporated in 1952. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments:
Institutional Security Systems ("ISS"); Attack Protection ("AP"); Integrated Electronic Systems ("IES"); and Public Safety and Justice ("PS&J").

The Institutional Security Systems segment is headquartered in Montgomery, Alabama and operates under the trade name Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS typically serves as a subcontractor, responsible for their portion of the installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. ISS also developed a product called MaxWall. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. ISS, through its regional offices, provides field level design, installation and maintenance of both physical and electronic security products.

Included in the Institutional Security Systems segment is the TrenTech line which designs, manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as designing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 240 systems installed at more than 65 facilities, most of which are military installations.

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

The Integrated Electronic Systems (formerly known as Federal Security Systems) segment is known as CompuDyne-Integrated Electronics Division, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. Integrated Electronic Systems provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. Integrated Electronic Systems provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies.

The Public Safety and Justice segment consists of CompuDyne-Public Safety and Justice, Inc. (formerly Tiburon, Inc.), CorrLogic, LLC, and the recently acquired assets of 90 Degrees and Copperfire. PS&J's software systems are used in a wide range of applications within the public safety and criminal justice sectors of governmental units, including police, fire and emergency medical services computer-aided dispatch systems, and police, fire, jail, prosecution, probation and court records management systems. We are also a leading developer of inmate management and institutional medical software systems. We specialize in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management systems that improve the efficiency and accuracy of correctional facility operations.

During the third and fourth quarters of 2004, we expanded our offerings in the Public Safety and Justice sector by completing our acquisition of the assets of 90 Degrees and Copperfire, respectively. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and Emergency Medical Service agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. We believe that integration of Copperfire's products will enhance our total offerings in PS&J.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities  laws.  When  used in this Form  10-Q,  words  such as  "anticipate,"
"believe," "estimate," "expect," "intend" and similar expressions, as they relate to management, identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, the ability to successfully grow the Company by completing acquisitions, the ability to remain in compliance with its bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities Exchange Commission.

MANAGEMENT OUTLOOK

We continue to find ourselves in very challenging times. We have three major areas of focus:

o    The first is increasing the amount of our backlog.
o The second is migrating to a business model with a more predictable revenue stream.
o The third is to improve our cost structure, quality, and customer and employee satisfaction.

We are continuing to experience a decline in our overall backlog. Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Since then it has continued to decline and, although it saw a slight increase at the ends of the second and third quarters in 2004, it slipped to approximately $115.7 million at March 31, 2005 as shown in the following table:


                               Institutional                        Integrated        Public
                                 Security           Attack          Electronics      Safety and          Backlog
(In Thousands)                   Systems           Protection        Systems          Justice             Total
-----------------------------------------------------------------------------------------------------------------
December 31, 2002                $ 99,527          $ 18,478         $ 11,440          $ 74,867          $204,312
March 31, 2003                   $ 91,602          $ 14,827         $ 11,667          $ 66,007          $184,103
June 30, 2003                    $ 81,916          $ 16,552         $ 10,643          $ 72,621          $181,732
September 31, 2003               $ 68,780          $ 14,375         $ 11,528          $ 65,962          $160,645
December 31, 2003                $ 57,258          $ 10,043          $ 8,326          $ 63,727          $139,354
March 31, 2004                   $ 52,147          $ 12,905          $ 9,269          $ 57,332          $131,653
June 30, 2004                    $ 62,765          $ 17,761          $ 6,296          $ 50,065          $136,887
September 30, 2004               $ 59,524          $ 19,351          $ 9,018          $ 50,215          $138,108
December 31, 2004                $ 49,324          $ 20,803          $ 8,299          $ 48,434          $126,860
March 31, 2005                   $ 42,700          $ 20,139          $ 8,395          $ 44,488          $115,722

Historically, approximately 90% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, due to the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states are currently running in a deficit situation, as are many local governments. This has caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have increased our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 13.4% of our first three months of 2005 revenue was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.


                                                                  Three Months Ended March 31, 2005
                                                                  ----------------------------------
          (In Thousands)                     One-time Revenue         %     Recurring Revenue    %       Total
                                             -----------------    -------   ----------------- ------  ----------
Institutional Security Systems                     $ 14,565         40.1       $   1,167        3.2    $  15,732
Attack Protection                                     6,898         19.0               -          -        6,898
Integrated Electronic Systems                         2,019          5.6               -          -        2,019
Public Safety and Justice                             7,949         21.9           3,708       10.2       11,657
                                                -----------       -------      ---------      -----    ---------
     Total                                         $ 31,431         86.6       $   4,875       13.4    $  36,306
                                                ===========       =======      =========      =====    =========


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

Our third focus area is to improve our cost structure, quality, and client and employee satisfaction. Our Institutional Security Systems business segment is undergoing a significant organizational and expense restructuring, including a partial consolidation of regional office efforts and an increased focus on centralized performance of the most complicated security projects. This initiative began by ensuring our organization is properly aligned with our clients' needs. Many changes have been made and initial results indicate that our cost, our quality, our clients and our employees are responding favorably to the changes implemented thus far. We have much room for improvement as we move toward a more client-oriented organization. The organization re-alignment is critical to strengthening our future as it allows us to deploy the Six Sigma methodology across all our business segments more efficiently. The Six Sigma methodology focuses on defect elimination, which will have a direct impact on our cost, quality, and client satisfaction. In addition, in light of the escalating selling, general and administrative costs largely associated with the current heightened regulatory environment, we are evaluating our structure and strategy to determine if a less decentralized, or other organizational structure would result in lower selling, general and administrative costs.

We believe that if we address and implement successfully the above three areas of focus, we will significantly enhance our future growth opportunities and will provide for more predictable financial results.

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

On May 2, 2005, we filed a Form 8-K disclosing that the we failed to timely file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2004 to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of our independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002.

On May 4, 2005, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to our failure to timely file the 404 Report, we were no longer in compliance with the requirements of Marketplace Rule 4350(c)(14). The Rule requires us to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission on or before the date they are required to be filed with the SEC.

The Nasdaq Stock Market notified us that our securities will be delisted from The Nasdaq Stock Market at the opening of business on May 13, 2005, unless we request a hearing appealing the delisting with The Nasdaq Stock Market's Listings Qualifications Panel in accordance with the Marketplace
Rules 4800 Series. Such a request for an appeal to the Panel will stay the delisting of our securities pending the Panel's decision.

We intend to appeal our delisting to the Panel and are working diligently to file our 404 Report as described in our Form 8-K dated May 2, 2005. There can be no assurance the Panel will grant our request for continued listing.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Revenues. The Company had revenues of $36.3 million and $39.0 million for the three months ended March 31, 2005 and March 31, 2004, respectively, representing a decrease of $2.7 million or 7.0%. As discussed below, much of this decline occurred in our IES segment.

Revenues from the Institutional Security Systems segment were $15.7 million in the three months ended March 31, 2005, a decrease from $16.1 million for the same period of 2004 representing a decrease of $0.4 million or 2.0%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on less projects than we did in the previous year. The principal reason for the decline was that backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 resulting in less work available to be performed in the year ended December 31, 2004 compared to the year ended December 31, 2003. Backlog declined further to $49.3 million and $42.7 million at December 31, 2004 and March 31, 2005, respectively. The years 2003 and 2004 have been slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment were $6.9 million in the three months ended March 31, 2005, a decrease from $7.0 million for the same period of 2004 representing a decrease of $0.1 million or 0.8%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended March 31, 2005 the Norshield line experienced a 22.9% decline in revenues as compared to the three months ended March 31, 2004, whereas the Fiber SenSys line experienced a 55.8% increase in revenues for the comparable period, bolstered by its largest order ever. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003 the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy projects. During 2004, we bid on fifteen new embassy projects. Through March 2005 the Company was awarded six of these embassy projects for a total contract value of $8.6 million, and lost seven embassy projects to competitors, with two projects still awaiting award. In 2005, preliminary indications show eighteen embassy projects will be available for bid. We believe that this increased level of new embassy construction will continue for the next several years.

Revenues from Integrated Electronic Systems were $2.0 million in the three months ended March 31, 2005, a decrease from $3.6 million for the same period of 2004 representing a decrease of $1.6 million or 43.5%. A significant portion of this segment's revenue is backlog driven. Backlog at both December 31, 2003 and December 31, 2004 was $8.3 million. IES' revenue decline was largely due to certain government clients, for which the segment receives repeat business, having had their budgets significantly reduced. In addition, IES had planned to work on one significant project in the first quarter of 2005 which, due to customer imposed delays due to its falling behind on infrastructure construction, was not available to be worked on.

Revenues from the Public Safety and Justice segment were $11.7 million in the three months ended March 31, 2005, a decrease from $12.4 million for the same period of 2004 representing a decrease of $0.8 million or 6.3%. The decline was primarily the result of lower backlogs, the deferral of an expected change order into the second quarter, and this segment delaying a CAD version upgrade until the second quarter instead of the first quarter when it was originally planned to be released. It should be noted that although we made two acquisitions in this segment in 2004 (90 Degrees and Copperfire), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $23.9 million in the three months ended March 31, 2005 were down $4.9 million or 17.0% from $28.8 million during the same period of 2004. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 34.1% for the three months ended March 31, 2005 as compared to 26.1% in 2004.

Cost of goods sold in the Institutional Security Systems segment of $12.2 million for the three months ended March 31, 2005 were down $1.4 million or 10.2% from $13.6 million during the same period of 2004. This decrease was greater than the related sales decrease of this segment of 2.0%, resulting in a 7.1% increase in the gross profit percentage to 22.7% from 15.6% in the three months ended March 31, 2005. This increase in gross profit percentage also resulted from certain of this segment's customers terminating contracts for convenience, resulting in the recognition of $1.3 million in gross margin due to contract closeout activities. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there including that the costs to complete its projects were going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase as a result of the changes in the estimates to complete. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. We realized that the management changes made in 2002 did not adequately address the root problems identified, and as a result, projects started after 2002 continued to experience cost overruns due to a lack of appropriate oversight. Staff and management changes in ISS are ongoing. We have revised our estimates to complete these projects and believe that all future costs on these projects have been adequately considered through March 31, 2005. It should be noted that as the West Coast office is being downsized to a sales and support office, new profitable projects which previously would have been executed by this office have been and will continue to be transferred to the ISS Montgomery office division headquarters where execution will occur. This has left the West Coast office to run the remaining projects which have little or no gross margin in them. Therefore, since this office will be performing work on which no profit is available to be made, combined with the fact that the office has fixed overhead costs, will cause this office to lose money through 2005.

The West Coast problems, including project overruns, resulted in losses recorded in the following periods, in thousands:

                Second Half of 2002                       $ 2,698
                First Quarter of 2003                         595
                Second Quarter of 2003                      1,079
                Third Quarter of 2003                         541
                Fourth Quarter of 2003                      1,872
                First Quarter of 2004                       1,271
                Second Quarter of 2004                      1,139
                Third Quarter of 2004                       1,516
                Fourth Quarter of 2004                      2,166
                First Quarter of 2005                         740
                                                          -------
                        Total West Coast Losses           $13,617
                                                          =======

To address this situation, the Company is implementing more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, hired a Chief Operating Officer and is restructuring the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $4.5 million for the three months ended March 31, 2005 decreased $1.5 million or 24.9% from $6.0 million during the same period of 2004. This decrease was far greater than the related sales decrease of this segment of 0.8%, resulting in a 21.1% increase in the gross profit percentage to 34.3% from 13.2% during the three months ended
March 31, 2004. Significant factors contributing to this increase in gross profit included significant growth in the Fiber SenSys business line. Fiber SenSys sales have a higher margin than does the windows and door component of the Attack Protection segment. In addition, one of this segment's customers terminated its contracts for convenience resulting in the recognition of $0.2 million in gross margin due to contract closeout activities.

Cost of goods sold in the Integrated Electronic Systems segment of $1.7 million in the three months ended March 31, 2005 decreased $1.3 million or 43.7% from $3.1 million during the same period of 2004. This decrease was consistent with the related sales decrease of this segment of 43.5%, resulting in a 0.3% increase in the gross profit percentage to 14.0% from 13.7% in the three months ended March 31, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $5.5 million for the three months ended March 31, 2005 was down $0.7 million or 10.8% from $6.2 million during 2004. This decrease was more than the related sales decrease of this segment of 6.3%, resulting in a 2.4% increase in the gross profit percentage to 52.9% from 50.5% in the three months ended March 31, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses were $10.0 million for the three months ended March 31, 2005, an increase of $1.9 million or 22.8% from $8.2 million for the same period of 2004. Much of this increase is related to additional costs incurred by the Company related to compliance with new requirements mandated by the Sarbanes-Oxley Act and the SEC. The Company expended approximately $0.4 million to perform its 2003 audit, which did not require a SOX 404 report. This was paid to our independent registered public accounting firm for audit and audit related services. For the 2004 audit, the Company has expended or accrued $2.2 million for external third party costs to complete its 2004 audit and its SOX 404 report which is not yet complete. Of this amount, approximately $1.6 million was paid to our independent registered public accounting firm for audit and audit related services with the balance paid to various consultants and others who have assisted the Company in the 404 process. Expenses related thereto of $1.1 million and $0.2 million were recorded during the periods ended March 31, 2005 and 2004, respectively.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS
141) Business Combinations, the Company preliminarily determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                              Amount
                                           (In Thousands)    Life (In Years)
                                           --------------    ---------------
Software                                       $2,800              5
Employment Contracts                              120             1-3
                                               -------
                                               $2,920
                                               =======

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $57 thousand in the first three months of 2005, which is included in operating expenses.

Research and development expenses were $2.1 million for the three months ended March 31, 2005, an increase of $0.4 million or 20.3% from $1.8 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs.

Interest expense increased to $0.8 million for the three months ended March 31, 2005 from $0.7 million for the three months ended March 31, 2004 due to an increase in average borrowings outstanding and higher interest rates. The following table compares the weighted average of the Company's three months ended March 31, 2005 and 2004 interest bearing borrowings, in thousands, and the related rates charged thereon:

                                       Monthly Weighted      Monthly Weighted
                                        Average - 2005        Average - 2004
                                        Amount     Rate       Amount    Rate
                                     ------------  -----    --------   -----
Bank borrowings                         $      -      -%     $ 2,467     4.2%
Industrial revenue bonds                $  4,005    3.0%     $ 4,445     3.4%
Subordinated borrowings                 $ 40,250    6.3%     $33,989     6.3%
Swap hedge agreement                    $  2,029    2.4%     $ 4,735     3.8%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
  of deferred financing charges       $67                     $128


Taxes on Income. The effective tax rate was zero for the three months ended March 31, 2005 and the effective tax rate was approximately 39.9% for the three months ended March 31, 2004. The Company has decided to fully reserve its net deferred tax assets, as it has determined it is not more likely than not that the asset will be realized due to the Company's recent operating losses.

Net Loss. The Company reported a net loss of $0.3 million in the three months ended March 31, 2005 and 2004. The net loss in the three months ended March 31, 2005 is due primarily to lower revenue and higher selling, general and administrative expenses. Diluted earnings per share was a loss of $.04 in the three months ended March 31, 2005 and 2004. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.2 million in 2005 and 8.0 million in 2004.

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

As of March 31, 2005, the Company had working capital of $37.7 million compared with $44.0 million as of December 31, 2004.

Net cash used in operating activities was $2.6 million in the three months ended March 31, 2005 versus $1.7 million used in operating activities in the three months ended March 31, 2004. The largest component of cash used in operating activities was a decrease in accounts payable and accrued liabilities of $5.2 million. This decrease was largely caused by the decline in revenues experienced by the Company during 2004 and the first quarter of 2005.

Net cash provided by investing activities was $2.5 million in the three months ended March 31, 2005 compared to net cash used of $22.4 million in the three months ended March 31, 2004. In the three months ended March 31, 2005, the net of marketable securities bought and redeemed was an increase of cash of $2.9 million. In the three months ended March 31, 2004 the net purchase of marketable securities was $22.2 million.

Net cash used by financing activities amounted to $0.9 million in the three months ended March 31, 2005 compared with a net provided cash of $26.0 million in the three months ended March 31, 2004. The amount in 2004 was primarily provided through the issuance of the 2011 Notes offset by the repayment of $13.2 million of our bank borrowings.

The following table summarizes the long term debt and related interest of the Company as of March 31, 2005 and the payments due by period, in thousands.


                           Long-term Debt  Interest On Contractual Obligations
                           --------------  -----------------------------------
       December 31:
           2005 (remaining)      $  440                    $1,963
           2006                     440                     2,596
           2007                     440                     2,585
           2008                     440                     2,575
           2009                     440                     2,564
       Thereafter                42,055                     3,311
                                -------                   -------
       Totals                   $44,255                   $15,594
                                =======                   =======

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

On January 22, 2004, the Company completed the offering of the 2011 Notes. The offering was for $40.25 million principal amount. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The proceeds from the 2011 Notes were used to repay substantially all of the Company's outstanding borrowings.

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 2011 Notes. The Company did not repay any of its Industrial Revenue Bond ("IRB") borrowings as it determined that there are certain favorable tax treatments afforded the Company when it entered into these IRB's, which it would lose in the event these borrowings were repaid prematurely.

On October 29, 2004 and March 4, 2005, the Company and its bank entered into amendments to its credit agreement pursuant to which the bank waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its banks amended the credit agreement to eliminate its $15 million line of credit maturing March 2005 and to require borrowings under its $10 million line of credit to be collateralized by cash or in the case of marketable securities by securities equal to 111.11% of the value of such borrowings. The credit agreement was also amended to eliminate the quarterly minimum EBITDA covenant for the Company's fiscal years ending after December 31, 2004 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant will not become effective until March 31, 2006. This line matures on March 1, 2007.

As long as the Company maintains pledged marketable securities equal to 111.11% of the value of its borrowings under the credit agreement, borrowings under the credit agreement bear interest at LIBOR + 1.00% or Prime + 1.00%. The Company incurs commitment fees equal to a range of 0.20% to 0.35% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding under letters of credit.

The Company's total outstanding borrowings at March 31, 2005 amounted to approximately $43.2 million, net of broker's discounts. The 2011 Notes accounted for $39.2 million, net of broker's discounts, of these borrowings. The remaining amount of $4.0 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.4 million and $2.6 million. The interest rate charged to the Company at March 31, 2005 for its industrial revenue bonds was 2.5%. The variable interest rate for these borrowings fluctuated between 1.6% and 2.5% during the three months ended March 31, 2005 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The
Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit and in determining the amount of marketable securities needed to be pledged as collateral.

Other than the Company's letters of credit, which amounted to $5.3 million at March 31, 2005, the Company has no other material off balance sheet liabilities.

At March 31, 2005 the Company had $4.7 million of unused availability, subject to the pledge of collateral under its line of credit.

As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and borrowings under the working capital line of credit and its currently available cash will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months and beyond. The Company, however, may require additional financing to pursue acquisitions, and to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

On May 2, 2005, we filed a Form 8-K disclosing that the we failed to timely file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2004 to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of our independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002. On May 3, 2005, the Company's lender confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to file its report required by Section 404 of Sarbanes-Oxley in a timely manner.

On May 4, 2005, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to our failure to timely file the 404 Report, we were no longer in compliance with the requirements of Marketplace Rule 4350(c)(14). The Rule requires us to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission on or before the date they are required to be filed with the SEC.

The Nasdaq Stock Market notified us that our securities will be delisted from The Nasdaq Stock Market at the opening of business on May 13, 2005, unless we request a hearing appealing the delisting with The Nasdaq Stock Market's
Listings Qualifications Panel in accordance with the Marketplace Rules 4800 Series. Such a request for an appeal to the Panel will stay the delisting of our securities pending the Panel's decision.

We intend to appeal our delisting to the Panel and are working diligently to file our 404 Report as described in our Form 8-K dated May 2, 2005. There can be no assurance the Panel will grant the Company's request for continued listing.

Another consequence of not filing the SOX 404 report timely as noted above includes our inability to use a shorter form registration document for one year in the event we were to engage in an offering of our securities. The above-discussed delisting proceedings and our failure to timely file the SOX 404 report could have an adverse impact on our ability to raise capital and the cost of raising capital.

Additional Considerations

COST CONTAINMENT
Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of the escalating selling, general and administrative costs largely associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance its profitability, the Company will continue to seek ways to reduce its costs.

TOTAL BACKLOG
CompuDyne's backlog amounted to $115.7 million at March 31, 2005. This was a decrease of 8.8% from the Company's December 31, 2004 backlog of $126.9 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                         March 31, December 31,
                                                            2005       2004
                                                        ---------  -----------

                     Institutional Security Systems       $ 42,700   $ 49,324
                     Attack Protection                      20,139     20,803
                     Integrated Electronic Systems           8,395      8,299
                     Public Safety and Justice              44,488     48,434
                                                          --------   --------
                              Total                       $115,722   $126,860
                                                          ========   ========

Included in the backlog of the Public Safety and Justice segment at March 31, 2005 and December 31, 2004 is $5.9 million and $5.1 million, respectively, representing awards received by the segment, for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months. In light of the continued decline of the Company's backlog at March 31, 2005 as compared to December 31, 2004, the Company expects the second quarter results to be weak.

CORPORATE REORGANIZATION
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC, and our Public Safety and Justice group, formerly known as Tiburon, was renamed CompuDyne-Public Safety and Justice, Inc. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of the escalating selling, general and administrative costs largely associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A complete description of the Company's significant accounting policies appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

Warranty reserves are estimated and made at the time products are sold or services are rendered. They are established using historical information on the nature, frequency and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and intangible assets not subject to amortization which totaled approximately $25.9 million and $5.6 million, respectively, and intangible assets subject to amortization which totaled approximately $2.7 million, net, at March 31, 2005.

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

ECONOMIC CONDITIONS AND THE AFTER EFFECT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS
Much of the work CompuDyne performs is for state and local governmental units. These entities have been severely impacted by recent economic conditions and the resulting contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice, and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that had been contracted for was sometimes being deferred by the customer into the future. In recent months, it appears the state and local government revenues have been improving, resulting in increased activity preparatory to the issuance of requests for new bids and ultimately, the Company expects the awarding of new projects. It appears to us that we are in the early stages of an economic recovery.

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that our Integrated Electronic Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments saw a slowing in new work opportunities as the various federal agencies and other customers that are the usual source of business for the Company slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company's clients are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

As a result of the above factors, during the last four years the Company has experienced a more challenging marketplace than it experienced in several years prior to September 11, 2001.

MARKET RISK
The Company is exposed to market risk related to changes in interest rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on September 30, 2005. At March 31, 2005 the notional amount of the swap agreement had declined to $1.4 million at a fixed rate of 4.9%. In January 2004 the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the three months ended March 31, 2005 was a gain of $13 thousand, resulting in a remaining liability for the investment of $8 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the bond market used to determine the interest rate applicable to the borrowings under the Company's IRB borrowings.

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2005. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2005.

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


          Financial Instruments by Expected Maturity Date

               Notes Payable             Variable                             Fixed
                Year Ending              Rate ($)      Average Variable       Rate ($)       Average Fixed
                 December 31          (In Thousands)    Interest Rate       (In Thousands)     Interest Rate
                ------------         ---------------   --------------      --------------     -------------
              2005 (remaining)            $   440           2.46%              $     -              -
              2006                            440           2.46%                    -              -
              2007                            440           2.46%                    -              -
              2008                            440           2.46%                    -              -
              2009                            440           2.46%                    -              -
                                                                                     -              -
              Thereafter                    1,805           2.46%               40,250            6.25%
                                          -------                              ------
              Total                       $ 4,005           2.46%              $40,250            6.25%
              Fair Value                  $ 4,005           2.46%              $33,500           11.00%

            Interest Rate Swaps         Variable
                Year Ending              Rate ($)      Average Variable      Average
                December 31           (In Thousands)         Pay Rate       Receive Rate
                ------------          --------------   -----------------   --------------
              2005 (remaining)            $ 1,353             4.90%             3.09%
              Total                       $ 1,353             4.90%             3.09%
              Fair Value                  $    (8)

                         ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed below. To address these material weaknesses, the Company performed additional analysis and other procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

STATUS OF MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Management is in the process of completing its evaluation of the Company's internal control over financial reporting as of December 31, 2004. To date, management has identified two material weaknesses, which also existed as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management has determined that, as of December 31, 2004, the Company did not maintain effective controls over the accounting for income taxes, including the determination of income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over the reconciliation of the difference between the tax basis and the financial reporting basis of the Company's assets and liabilities with the deferred income tax assets and liabilities. Additionally, there was a lack of oversight and review over the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts by accounting personnel with appropriate financial reporting expertise. Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provision that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness.

Management further determined that, as of December 31, 2004, the Company did not maintain effective control over the accounting for and review of significant, non-routine transactions. Specifically, the Company did not have effective controls over the accounting for a non-routine change order to a customer contract to ensure that the accounting for the change order was in accordance with generally accepted accounting principles. This control deficiency could result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constituted a material weakness.

The existence of one or more material weaknesses as of December 31, 2004 would preclude a conclusion that the Company's internal control over financial reporting was effective as of that date. Upon completion of our assessment, management will conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Controls--Integrated Framework.

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

Securities and Exchange Commission Release No. 34-50754, subject to certain conditions, provided up to 45 additional days (until May 2, 2005) beyond the due date of a company's Annual Report on Form 10-K for the filing of management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related attestation report of the independent registered public accounting firm required by Item 308(b) of Regulation S-K. The Company originally qualified for this exemption. On February 23, 2005, the Company issued a press release announcing its intent to avail itself of this extension. Pursuant to the Release, management's report on internal control over financial reporting and the associated report on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 were not filed with its Form 10-K but were expected to be filed via an amendment to its Annual Report on Form 10-K. On May 2, 2005, the Company filed a Form 8-K whereby the Company announced that it did not timely file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404").

The Company is working diligently to complete its testing of its internal control over financial reporting. The Company is unable to predict, however, when the Company will be able to issue its report. The lenders under the Company's Amended and Restated Credit Agreement have confirmed that there will not be any event of default thereunder arising by virtue of the Company's failure to file the 404 Report in a timely manner. The Company is evaluating the impact, if any, under its various other agreements of not filing the 404 Report in a timely manner. Other consequences of not timely filing the SOX 404 report include the inability to use a shorter form registration document for one year in the event the Company were to engage in an offering of its securities. On May 4, 2005, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to our failure to timely file the 404 Report, we were no longer in compliance with the requirements of Marketplace Rule 4350(c)(14). The Rule requires us to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission on or before the date they are required to be filed with the SEC. The Nasdaq Stock Market notified us that our securities will be delisted from The Nasdaq Stock Market at the opening of business on May 13, 2005, unless we request a hearing appealing the delisting with The Nasdaq Stock Market's Listings Qualifications Panel in accordance with the Marketplace Rules 4800 Series. Such a request for an appeal to the Panel will stay the delisting of our securities pending the Panel's decision. We intend to appeal our delisting to the Panel and are working diligently to file our 404 Report as described in our Form 8-K dated May 2, 2005. There can be no assurance the Panel will grant our request for continued listing. The Company cannot predict at this time what other steps the SEC or the NASD may pursue.

Upon completion of our ongoing evaluation of internal control over financial reporting the Company may discover additional control deficiencies, and those control deficiencies, alone or in combination with others, may constitute material weaknesses as of December 31, 2004, in addition to those material weaknesses described above. As of the current date, the Company is not aware of any material weaknesses in its internal control over financial reporting as of December 31, 2004, other than those described above.

As a result of the material weaknesses that existed as of December 31, 2004 and March 31, 2005, the Company's management will conclude in its Management Report on Internal Control Over Financial Reporting to be filed as an amendment to the 2004 10-K, that the Company's internal control over financial reporting was not effective as of December 31, 2004. Also, the Company's management believes that the report of its independent registered public accounting firm to be filed as an amendment to the 2004 10-K will contain an adverse opinion with respect to the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as otherwise discussed herein, there has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

To address the material weaknesses described above, the Company has: (1) engaged an outside tax consultant, who is not from the Company's independent registered public accounting firm, and has implemented an ongoing training program to enhance the capabilities of its internal tax personnel, and (2) instituted new procedures requiring the accounting for all significant, non-routine transactions to be approved by the Corporate Accounting group.

                           PART II - OTHER INFORMATION


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

                              COMPUDYNE CORPORATION



Date:  May 10, 2005           /S/ MARTIN ROENIGK
                              ------------------
                              Martin Roenigk
                              Chief Executive Officer


                              /S/ GEOFFREY F. FEIDELBERG
                              ---------------------------
                              Geoffrey F. Feidelberg
                              Chief Financial Officer