Form 10-K/A
period 2004-12-31
COMPUDYNE CORP
filed 2005-06-27
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission file number 0-29798

                 ----------------------------------------------

                              COMPUDYNE CORPORATION

                              A NEVADA CORPORATION
                  I.R.S. EMPLOYER IDENTIFICATION NO. 23-1408659

                            2530 RIVA ROAD, SUITE 201
                            ANNAPOLIS, MARYLAND 21401
                             TELEPHONE: 410-224-4415


       Securities registered pursuant to Section 12(b) of the Exchange Act
                                      None

       Securities registered pursuant to Section 12(g) of the Exchange Act

                                (Title of class)
                           Common Stock $.75 par value


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___ No__X__ .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K__X__ .

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__X__ No___ .

     The aggregate market value of registrant's common stock, $.75 stated value ("Common Stock") held by non-affiliates based on the closing price on the last day of the Company's most recently completed second fiscal quarter, or June 30, 2004, was approximately $73.8 million.

     On March 25, 2005, registrant had a total of 8,123,479 shares of Common Stock outstanding, which is registrant's only class of common stock.

                                EXPLANATORY NOTE

CompuDyne Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 (which was filed with the Securities and Exchange Commission on March 31, 2005) to amend and restate Item 9A to include "Management's Annual Report on Internal Control over Financial Reporting" and the "Report of Independent Registered Public Accounting Firm" required in Item 9A, and to amend and restate a portion of Item 15 to report the filing of additional exhibits required in connection with the amendment and restatement of Item 9A. Except for the amendments described above, this Amendment does not modify or update the Company's previously reported financial statements and other financial disclosures in the original Annual Report on Form 10-K. Unaffected items have not been repeated in this Amendment No. 1 on Form 10-K/A.


ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act of 1934 ("Exchange Act") reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed below. To address these material weaknesses, the Company performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements filed in its 2004 Annual Report on Form 10-K filed on March 31, 2005, fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses.

As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (GAAP) commensurate with the Company's financial reporting requirements to support the size, complexity, operating activities, and locations of the Company. This material weakness contributed to the following individual material weaknesses as of December 31, 2004:

(1) The Company did not maintain effective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over the reconciliation between the tax and financial reporting bases of the Company's assets and liabilities with its deferred income tax assets and liabilities. Additionally, there was a lack of oversight and review over the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts by accounting personnel with appropriate expertise in income tax accounting. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(2) The Company did not maintain effective controls over certain contract revenues, contract costs in excess of billings and accounts receivable. Specifically, the Company did not have effective controls over the accounting for non-routine change orders to customer contracts to ensure that change orders were accounted for in accordance with GAAP. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the contract revenues, contract costs in excess of billings and accounts receivable accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal
Control-Integrated Framework issued by the COSO.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CompuDyne Corporation:

We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A, that CompuDyne Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), because the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (GAAP) commensurate with the Company's financial reporting requirements to support the size, complexity, operating activities, and locations of the Company, which also contributed to the following individual material weaknesses: (1) the Company did not maintain effective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision and (2) the Company did not maintain effective controls over certain contract revenues, contract costs in excess of billings and accounts receivable. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment.

As of December 31, 2004, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the Company's financial reporting requirements to support the size, complexity, operating activities, and locations of the Company. This material weakness contributed to the following individual material weaknesses as of December 31, 2004:

(1) The Company did not maintain effective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over the reconciliation between the tax and financial reporting bases of the Company's assets and liabilities with its deferred income tax assets and liabilities. Additionally, there was a lack of oversight and review over the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts by accounting personnel with appropriate expertise in income tax accounting. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

(2) The Company did not maintain effective controls over certain contract revenues, contract costs in excess of billings and accounts receivable. Specifically, the Company did not have effective controls over the accounting for non-routine change orders to customer contracts to ensure that change orders were accounted for in accordance with GAAP. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the contract revenues, contract costs in excess of billings and accounts receivable accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005 on those consolidated financial statements.

In our opinion, management's assessment that CompuDyne Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, CompuDyne Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CompuDyne Corporation for the year ended December 31, 2004 and in our report dated March 31, 2005 we expressed an unqualified opinion thereon.

PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland
June 24, 2005

Remediation of Material Weaknesses

To address the material weaknesses described above, the Company: (1) plans to ensure that the Company will have sufficient personnel with knowledge, experience and training in the application of the Company's financial reporting requirements by reviewing and adapting the structure of the divisional finance organization including the hiring of additional experienced personnel. Additionally, the Company plans to ensure that personnel are appropriately skilled and that staffing is adequate to support the Company's financial reporting responsibilities, (2) engaged an outside tax consultant, other than from the Company's independent registered public accounting firm, and intends to implement an ongoing training program to enhance the capabilities of its internal tax personnel, and (3) instituted new procedures requiring the accounting for all significant, non-routine transactions to be approved by the Corporate Accounting group.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.


ITEM 15. EXHIBITS.

Exhibits

The Exhibits listed below are filed as part of this Annual Report on Form
10-K/A.

EXHIBIT NO.    DESCRIPTION
-----------    -----------

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

10(C)(1) Amended and Restated Credit Agreement dated March 31, 2004 by and among CompuDyne Corporation and its subsidiaries, certain participating lenders and PNC Bank, National Association, in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 3.1 to Registrant's 10-Q filed May 7, 2004.

10(C)(2)       Amendment to Amended and Restated Credit Agreement dated
               October 29, 2004 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed on November 1, 2004.

10(C)(3) Employment Agreement between CompuDyne Corporation and Mr. Daniel Crawford herein incorporated by reference, filed on Form 8-K, October 27, 2004.

10(C)(4) Transition Agreement by and among CompuDyne Corporation, Norment Security Group, Inc., and Mr. Jon Lucynski herein incorporated by reference, filed on Form 8-K, January 26, 2005.

10(C)(5) Report regarding Mr. Bruce Kelling's resignation from the Board of Directors herein incorporated by reference, filed on Form 8-K, February 10, 2005.

10(C)(6) Current report on Form 8-K disclosing the death of Director Millard Pryor filed on March 2, 2005.

10(C)(7) Second Amendment to Amended and Restated Credit Agreement and Amendment to Securities Pledge Agreement dated March 4, 2005 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by referenced to Exhibit 10.1 to Registrant's 8-K filed on March 7, 2005.

10(D) 1996 Stock Non-Employee Director Plan, herein incorporated by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

10(E) Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit 4.5 to Registrant's Form 8-K filed September 5, 1995.

10.3           Compensatory Arrangements herein incorporated by reference to
               Exhibit 10.3 to Registrant's Form 10-K filed March 31, 2005.

21 Subsidiaries of the Registrant herein incorporated by reference to Exhibit 21 to Registrant's Form 10-K filed March 31, 2005.

23.1 Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

23.2 Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.

23.3* Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1           Certification of Chief Executive Officer (Section 302).

31.2           Certification of Chief Financial Officer (Section 302).

31.3*          Certification of Chief Executive Officer (Section 302).

31.4*          Certification of Chief Financial Officer (Section 302).

32.1 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002, for Mr. Martin Roenigk, herein incorporated by reference to Exhibit
               32.1 to Registrant's Form 10-K filed March 31, 2005.

32.2 Certification Pursuant To 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002, for Mr. Geoffrey F. Feidelberg, herein incorporated by reference to
               Exhibit 32.2 to Registrant's Form 10-K filed March 31, 2005.

-------------

* Filed as an exhibit to this Form 10-K/A.

     Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 24, 2005.

                                                     COMPUDYNE CORPORATION

                                                     By: /s/ Martin Roenigk
                                                         -----------------------
                                                         Chief Executive Officer