Form 10-Q
period 2005-06-30
COMPUDYNE CORP
filed 2005-08-09
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the transition period from        to
                                              -------    -------

                         Commission File Number 0-29798


                              CompuDyne Corporation
             (Exact name of registrant as specified in its charter)

              Nevada                                       23-1408659
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

                            Yes |X|       No |_|

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                            Yes |X|       No |_|

As of August 5, 2005, a total of 8,113,579 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                             Page No.
                                                                             --------
Part I.  Financial Information

   Item 1.  Financial Statements - Unaudited

      Consolidated Balance Sheets - June 30, 2005
      and December 31, 2004                                                     3

      Consolidated Statements of Operations -
      Three Months and Six Months Ended June 30, 2005 and 2004                  4

      Consolidated Statement of Changes in
      Shareholders' Equity - Six Months Ended
      June 30, 2005                                                             5

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2005 and 2004                                   6

      Notes to Consolidated Financial Statements                                7-15

   Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                             16-30

   Item 3.  Quantitative and Qualitative Disclosures
      About Market Risk                                                         31

   Item 4.  Controls and Procedures                                             32-33

Part II.  Other Information                                                     34

      Signature                                                                 35


                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                 June 30,      December 31,
                                                                                   2005           2004
                                                                               -----------     ----------
                                                                                 (dollars in thousands)
                                     ASSETS
Current Assets
        Cash and cash equivalents                                             $      4,432     $    5,198
        Marketable securities                                                        8,502         19,577
        Cash and marketable securities - pledged                                       489              -
        Accounts receivable, net                                                    31,354         34,291
        Contract costs in excess of billings                                        14,568         16,087
        Inventories                                                                  5,776          5,165
        Prepaid expenses and other                                                   6,001          5,412
                                                                               -----------     ----------
           Total Current Assets                                                     71,122         85,730

Cash and marketable securities - pledged                                             5,100              -
Property, plant and equipment, net                                                  11,169         12,094
Goodwill                                                                            25,932         25,894
Other intangible assets, net                                                         8,275          8,460
Other                                                                                  676            713
                                                                               -----------     ----------
           Total Assets                                                        $   122,274     $  132,891
                                                                               ===========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued liabilities                               $    18,269     $   21,771
        Billings in excess of contract costs incurred                               11,205         13,497
        Deferred revenue                                                             5,110          5,998
        Current portion of notes payable                                               440            440
                                                                               -----------     ----------
           Total Current Liabilities                                                35,024         41,706

Notes payable                                                                        3,265          3,565
Convertible subordinated notes payable, net                                         39,212         39,118
Deferred tax liabilities                                                             2,072          2,072
Other                                                                                  501            599
                                                                               -----------     ----------
           Total Liabilities                                                        80,074         87,060
                                                                               -----------     ----------

Commitments and Contingencies

Shareholders' Equity
        Preferred stock, 2,000,000 shares authorized and unissued                       -               -
        Common stock, par value $.75 per share:  50,000,000 shares authorized at June 30, 2005 and December 31, 2004; 8,945,356 and
         8,943,856 shares issued at June 30, 2005 and
         December 31, 2004, respectively                                             6,708          6,707
        Additional paid-in-capital                                                  44,371         44,368
        Accumulated deficit                                                         (3,230)          (272)
        Accumulated other comprehensive income                                          27             14
        Treasury stock, at cost; 831,777 and 721,077 shares
         at June 30, 2005 and December 31, 2004, respectively                       (5,676)        (4,986)
                                                                               -----------     ----------
           Total Shareholders' Equity                                               42,200         45,831
                                                                               -----------     ----------
           Total Liabilities and Shareholders' Equity                          $   122,274      $ 132,891
                                                                               ===========     ==========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                    Three Months Ended June 30,         Six Months Ended June 30,
                                                       2005           2004                2005            2004
                                                  --------------  --------------     --------------  --------------
                                                                (in thousands, except per share data)
Revenues:
 Contract revenues earned                           $     23,263    $    29,093        $     50,523    $    59,015
 Other revenues                                            7,841          8,690              16,887         17,795
                                                  --------------  --------------     --------------  --------------
   Total revenues                                         31,104         37,783              67,410         76,810

Cost of sales                                             20,677         26,636              44,600         55,465
                                                  --------------  --------------     --------------  --------------

Gross profit                                              10,427         11,147              22,810         21,345

Selling, general & administrative expenses                10,295          8,677              20,322         16,831
Research and development                                   2,242          1,874               4,353          3,629
                                                  --------------  --------------     --------------  --------------
(Loss) income from operations                             (2,110)           596              (1,865)           885
                                                  --------------  --------------     --------------  --------------

Other expense (income)
 Interest expense                                            750            845               1,553          1,594
 Interest income                                            (210)          (344)               (438)          (414)
 Other expense (income)                                      (11)           (58)                (22)            63
                                                  --------------  --------------     --------------  --------------
   Total other expense                                       529            443               1,093          1,243
                                                  --------------  --------------     --------------  --------------

(Loss) income before income taxes                         (2,639)           153              (2,958)          (358)
Income taxes expense (benefit)                                 -             63                   -           (141)
                                                  --------------  --------------     --------------  --------------
Net (loss) income                                   $     (2,639)    $       90         $    (2,958)   $      (217)
                                                  ==============  ==============     ==============  ==============

(Loss) income per share:
--------------------------------------------------
Basic (loss) income per common share                $       (.33)    $      .01         $      (.36)   $      (.03)
                                                  ==============  ==============     ==============  ==============

Weighted average number of common
shares outstanding                                         8,118          8,075               8,141          8,042
                                                  ==============  ==============     ==============  ==============

Diluted (loss) income per common share              $       (.33)   $      .01          $     (.36)    $     (.03)
                                                  ==============  ==============     ==============  ==============

Weighted average number of common
shares and equivalents                                     8,118          8,376               8,141          8,042
                                                  ==============  ==============     ==============  ==============


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                                                                 Accumulated
                                                         Additional                 Other
                                      Common Stock        Paid-in    Accumulated Comprehensive      Treasury Stock
                                   Shares       Amount    Capital      Deficit      Income       Shares       Amount      Total
                                -----------  ----------  ----------  ----------   -----------  ----------  ----------  -----------
Balance at January 1, 2005            8,944    $  6,707    $ 44,368    $   (272)     $     14         721   $  (4,986)  $  45,831
Stock options exercised                   1           1           3                                                             4
Purchase of treasury shares                                                                           111        (690)       (690)
                                -----------  ----------  ----------  ----------   -----------  ----------  ----------  -----------
 Subtotal                             8,945       6,708      44,371        (272)           14         832      (5,676)     45,145
Comprehensive income:
 Net (loss)                                                              (2,958)                                           (2,958)
Other comprehensive
income, net of tax:
Unrealized gain on available for
sale marketable securities                                                                 13                                  13
                                                                                                                       -----------
Comprehensive income                                                                                                       (2,945)
                                -----------  ----------  ----------  ----------   -----------  ----------  ----------  -----------
Balance at June 30, 2005              8,945    $  6,708    $ 44,371    $ (3,230)     $     27         832   $  (5,676)  $  42,200
                                ===========  ==========  ==========  ==========   ===========  ==========  ==========  ===========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                                    Six Months Ended June 30,
                                                                      2005             2004
                                                                 --------------   --------------
                                                                          (in thousands)
Cash flows from operating activities:
  Net loss                                                              $(2,958)           $(217)

Adjustments to reconcile net income to
net cash provided by operations:
  Depreciation and amortization                                           1,724            1,367
  Gain from disposal of property, plant and equipment                        (2)              (1)
  Amortization of debt discount                                              94               83
  Unrealized gain on interest rate swap                                      18               68
  Amortization of discount on marketable securities                          (7)            (122)

Changes in assets and liabilities:
  Accounts receivable                                                     2,923            1,630
  Contract costs in excess of billings                                    1,519            2,121
  Inventories                                                              (611)             530
  Prepaid expenses and other current assets                                (599)            (462)
  Other assets                                                               37              125
  Accounts payable and accrued liabilities                               (3,517)          (3,908)
  Billings in excess of contract costs incurred                          (2,292)          (3,182)
  Deferred revenue                                                         (888)          (1,554)
  Other liabilities                                                         (98)             (90)
                                                                 --------------   --------------
Net cash flows used in operating activities                              (4,657)          (3,612)
                                                                 --------------   --------------

Cash flows from investing activities:
  Purchase of marketable securities                                      (7,721)         (31,195)
  Redemption of marketable securities                                    13,237           10,662
  Additions to property, plant and equipment                               (615)            (315)
  Proceeds from sale of property, plant and equipment                         3                1
  Net payment for prior year acquisition                                    (27)               -
                                                                 --------------   --------------
Net cash flows provided by (used in) investing activities                 4,877          (20,847)
                                                                 --------------   --------------

Cash flows from financing activities:
  Issuance of common stock                                                    4              890
  Purchase of treasury shares                                              (690)               -
  Repayment of notes payable                                               (300)         (13,513)
  Borrowings of convertible subordinated notes payable                        -           38,942
                                                                 --------------   --------------
Net cash (used in) provided by financing activities                        (986)          26,319
                                                                 --------------   --------------

Net change in cash and cash equivalents                                    (766)           1,860
Cash and cash equivalents at beginning of period                          5,198            1,869
                                                                 --------------   --------------
Cash and cash equivalents at end of period                               $4,432           $3,729
                                                                 ==============   ==============



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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004. Operating results for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of operating results for the entire fiscal year.

Comprehensive Income (Loss) The following table shows the components of comprehensive income (loss), net of income taxes, for the six months ended June 30, 2005 and 2004, in thousands.


                                                                  For the Six Months
                                                                    Ended June 30,
                                                                 2005          2004
                                                             -------------  ------------
   Net loss                                                   $     (2,958)   $    (217)
   Unrealized gain (loss) on available-for-sale securities              13         (205)
   Ineffectiveness of interest rate swap agreement                       -           93
                                                             -------------  ------------
   Comprehensive loss                                         $     (2,945)   $    (329)
                                                             =============  ============



Stock-Based Compensation
As of June 30, 2005, the Company continues to account for its stock-based compensation plans, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted had an exercise price equal to the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                    For the Three Months Ended       For the Six Months Ended
                                                              June 30,                        June 30,
                                                        2005         2004              2005            2004
                                                   -------------  -------------    -------------  -------------
                                                              (in thousands, except per share data)
Net income (loss), as reported                       $    (2,639)   $       90       $    (2,958)   $     (217)
Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
for all awards, net of related tax effects                  (290)         (261)             (566)         (509)
                                                   -------------  -------------    -------------  -------------
Pro forma net loss                                   $    (2,929)   $     (171)      $    (3,524)   $     (726)
                                                   =============  =============    =============  =============

Earnings (loss) per share:
Basic - as reported                                  $      (.33)   $      .01       $      (.36)   $     (.03)
Basic - pro forma                                    $      (.36)   $     (.02)      $      (.43)   $     (.09)

Diluted - as reported                                $      (.33)   $      .01       $      (.36)   $     (.03)
Diluted - pro forma                                  $      (.36)   $     (.02)      $      (.43)   $     (.09)


The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:


                                   For the Three Months Ended         For the Six Months Ended
                                            June 30,                          June 30,
                                      2005           2004                2005         2004
                                 -------------  ---------------     ------------  --------------
   Expected life in years             5.3            5.5                 5.3          5.5
   Risk-free interest rate            3.8%           3.3%                4.0%         3.2%
   Expected volatility               81.7%          76.6%               82.3%        76.6%



On May 27, 2005, the Company's shareholders approved amendments to the CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees and the CompuDyne Corporation 1996 Stock Option Plan for Non-Employee Directors ("1996 Plans") to provide primarily for a definition of a change in control. The
Company does not believe the amendments have a material impact on the stock awards issued under the 1996 Plans.

On May 27, 2005, the Company's shareholders approved the CompuDyne Corporation 2005 Stock Incentive Compensation Plan for Employees and the CompuDyne Corporation 2005 Stock Option Plan for Non-Employee Directors ("2005 Plans") and authorized awards exercisable for up to 4,000,000 and 400,000 common shares, respectively, under the 2005 Plans. The 2005 Plans are intended to replace the 1996 Plans, which will expire in 2006, and contain similar provisions. The 2005 Plans permit the issuance of either incentive stock awards or non-qualified stock awards.

Income Taxes
The effective tax rate was zero for the three and six months ended June 30, 2005 and the effective tax rate was approximately 41.2% and 39.4%, respectively, for the three and six months ended June 30, 2004. The Company has decided to fully reserve its net deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether more likely than not the assets will be realized.

Other Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option program. That cost will be recognized over the vesting period of the plans. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

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

Stock options and warrants to purchase 1,557,333 and 651,200 shares for the three month periods ended June 30, 2005 and 2004, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for both the three month periods ended June 30, 2005 and 2004 as the effect is antidilutive. Stock options and warrants to purchase 1,550,233 and 651,200 shares for the six month periods ended June 30, 2005 and 2004, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 2011 Notes are also excluded for both the six month periods ended June 30, 2005 and 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                                Three Months Ended                Six Months Ended
                                                                    June 30,                         June 30,
                                                               2005           2004              2005           2004
                                                          -------------  --------------    --------------  -------------
                                                                       (in thousands, except per share data)
   Net income (loss)                                        $    (2,639)    $        90      $     (2,958)   $      (217)
                                                          =============  ==============    ==============  =============
   Weighted average common shares outstanding                     8,118           8,075             8,141          8,042
   Effect of dilutive stock options and warrants                      -             301                 -              -
                                                          -------------  --------------    --------------  -------------
   Diluted weighted average common shares outstanding             8,118           8,376             8,141          8,042
                                                          =============  ==============    ==============  =============
   Net income (loss) per common share
   Basic                                                    $      (.33)    $       .01      $       (.36)   $      (.03)
   Diluted                                                  $      (.33)    $       .01      $       (.36)   $      (.03)


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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the three month or six month periods ended June 30, 2005 or June 30, 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Effective March 4, 2005, the Company agreed to pledge to its bank, marketable securities equal to 111.11% of the value of its outstanding letters of credit issued by the Company's bank under the Amended and Restated Credit agreement, or cash equal to 100% of the value of its outstanding letters of credit, or a combination thereof.

At June 30, 2005, $5.6 million of cash and marketable securities, at fair value ($30 thousand more than was required), were pledged to the Company's bank to secure the $5.0 million of letters of credit issued by the bank. Of this $5.6 million of cash and marketable securities, $489 thousand was classified as a current asset, with the remainder classified as a long-term asset.

Marketable securities at June 30, 2005 are summarized, in thousands, as follows:


                                                                        Gross Unrealized
                                                           Cost         Gains     Losses   Fair Value
                                                         --------     --------   --------  ----------
         Collateralized mortgage obligations
         (CMO's) consisting of securities
         issued by Fannie Mae and
         Freddie Mac                                     $ 14,046     $     45    $    -    $ 14,091


The cost and estimated fair value of current marketable securities at June 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                               Estimated
         (in thousands)                            Cost        Fair Value
                                                  --------      --------
         Due after one year and beyond            $ 14,046      $ 14,091
                                                  --------      --------
         Total debt securities                    $ 14,046      $ 14,091
                                                  ========      ========

4.   INVENTORIES

Inventories consist of the following, in thousands:

                                                                       June 30,       December 31,
                                                                         2005             2004
                                                                      -----------     -----------
      Raw materials                                                    $    4,052      $   4,241
      Work in progress                                                      2,646          1,890
      Finished goods                                                          400            396
                                                                      -----------     -----------
      Total inventory                                                       7,098          6,527
      Reserve for excess and obsolete inventory                            (1,322)        (1,362)
                                                                      -----------     -----------
      Inventories, net                                                 $    5,776      $   5,165
                                                                      ===========     ===========


5.   GOODWILL

The December 31, 2004 and June 30, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees, Inc. ("90 Degrees") on August 11, 2004. Goodwill recorded for the 90 Degrees. asset acquisition was approximately $1.9 million.

The December 31, 2004 and June 30, 2005 consolidated financial statements also include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire Software Solutions, Inc. ("Copperfire") on December 15, 2004. Goodwill recorded for the Copperfire asset acquisition was approximately $1.4 million.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of $25.9 million at June 30, 2005.

Goodwill, by segment, consists of the following, in thousands:

                                                 June 30,      December 31,
                                                   2005            2004
                                                ----------       --------
      Attack Protection                         $      728       $    728
      Public Safety & Justice                       25,204         25,166
                                                ----------       --------
                                                $   25,932       $ 25,894
                                                ==========       ========

6.   INTANGIBLE ASSETS

The December 31, 2004 and June 30, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Intangible assets for the 90 Degrees asset acquisition are approximately $60 thousand.

The December 31, 2004 and June 30, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire on December 15, 2004. Intangible assets for the Copperfire asset acquisition are approximately $60 thousand.

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

Intangible assets consist of the following, in thousands:


                                                      June 30,      December 31,       Amortizable
                                                        2005              2004            Lives
                                                 ------------       ------------        ------------
                                                                                       (in years)
         Trade names                                $   5,673           $  5,673       Indefinite
         Customer relationships                         2,500              2,500           14
         Backlog                                          300                300     Fully amortized
         Other                                          1,185              1,305          1-20
                                                 ------------       ------------
                                                        9,658              9,778
         Less:  accumulated amortization               (1,383)            (1,318)
                                                 ------------       ------------
                                                    $   8,275           $  8,460
                                                 ============       ============


Amortization expense for the Company's intangible assets for the six months ended June 30, 2005 was $184 thousand. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

              Year
              ----
              2005 (remaining)          $      125
              2006                             265
              2007                             257
              2008                             225
              2009                             225
                                        ----------
              Total                     $    1,097
                                        ==========

7.   NOTES PAYABLE AND LINE OF CREDIT


                                                                                     June 30,            December 31,
                                                                                       2005                  2004
                                                                                    ----------            ----------
                                                                                           (in thousands)
Industrial revenue bond, interest payable quarterly at a variable rate of 1.65%
to 3.26% (2.60% at June 30, 2005) principal payable in quarterly installments of
$35,000. The bond is fully collateralized
by a $1.4 million letter of credit and a bond guarantee agreement.                  $    1,400            $   1,400

Industrial revenue bond, interest payable quarterly at a variable rate of 1.62% to 3.15% (2.43% at June 30, 2005)  principal payable in yearly installments of $300,000 until 2013 when the installments become
$100,000.  The bond is fully collateralized
by a $2.3 million letter of credit and a bond guarantee agreement.                       2,305                 2,605

6.25% Convertible Subordinated Notes due January 15, 2011. The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. These notes
are subordinated to all other liabilities of the Company.                               40,250                40,250
                                                                                    ----------            ----------

         Total notes payable                                                            43,955                44,255
         Less convertible subordinated notes discount                                    1,038                 1,132
                                                                                    ----------            ----------
           Subtotal                                                                     42,917                43,123
         Less amount due within one year                                                   440                   440
                                                                                    ----------            ----------
                                                                                    $   42,477            $   42,683
                                                                                    ==========            ==========


Maturities of notes payable are as follows, in thousands:

                     Year Ending December 31,               Amount
                     ------------------------             ----------
                              2005 (remaining)              $    140
                              2006                               440
                              2007                               440
                              2008                               440
                              2009                               440
                              Thereafter                      42,055
                                                          ----------
                                                            $ 43,955

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The June 30, 2005 carrying value is listed below, in thousands.

                           Face value                          $   40,250
                           Underwriters discounts, net              1,038
                                                              ------------
                                                               $   39,212

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

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $63 thousand for the three months ended June 30, 2005 and 2004, respectively, and $126 thousand and $119 thousand for the six months ended June 30, 2005 and 2004, respectively.

On March 31, 2004, the Company signed an Amended and Restated Credit Agreement for a $25.0 million secured working capital line of credit. This agreement provided for borrowings against eligible accounts receivable and inventories and contained various financial covenants, including among other things, a minimum fixed charge coverage ratio, maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, minimum EBITDA covenant, a minimum consolidated tangible net worth covenant, a maximum permitted capital expenditures covenant, and a covenant restricting the payment of dividends. Of this line of credit, $10.0 million matures on March 1, 2007 and $15.0 million was to mature on March 1, 2005. At June 30, 2005, $5.0 million was committed principally as letters of credit securing the Industrial Revenue Bonds.

On October 29, 2004 and March 4, 2005, the Company and its banks entered into amendments to the credit agreement pursuant to which the banks waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its banks amended the credit agreement to eliminate the $15.0 million line of credit maturing March 2005 and to require borrowings under its $10.0 million line of credit to be collateralized by pledged marketable securities equal to 111.11% of the value of such borrowings or cash equal to the value of such borrowings. The credit agreement was also amended to eliminate the quarterly minimum EBITDA covenant for the Company's fiscal years ending after December 31, 2004 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant will not become effective until March 31, 2006. On May 3, 2005, the Company's lender confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to timely file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002. The 404 Report was filed with the SEC on Form 10-K/A on June 27, 2005. The Company was in compliance with the required bank covenants at June 30, 2005.

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

In January 2004, the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the six months ended June 30, 2005 was a gain of $19 thousand, resulting in a remaining liability for the investment of $2 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

8.   PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of June 30, 2005 the Company had a product warranty accrual in the amount of $335 thousand. The changes in the product warranty liability are displayed in the following table, in thousands:

Beginning balance at January 1, 2005             $ 359
Plus:  accruals for product warranties             161
Less:  warranty charges/claims                    (185)
                                                 -----
Ending balance at June 30, 2005                  $ 335
                                                 =====

9.   OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended June 30, 2005 and 2004, in thousands:


                                              Revenues                     Pre-tax Income (Loss)
                                   ------------------------------     ------------------------------
                                         2005           2004             2005           2004
                                   -------------  ---------------     -------------  ---------------
Institutional Security Systems       $  11,728      $  13,954           $    (532)      $    (84)
Attack Protection                        6,065          6,741                (840)          (456)
Integrated Electronic Systems            1,888          4,371                  16            214
Public Safety and Justice               11,423         12,717                 400            960
CompuDyne Corporate                          -              -              (1,683)          (481)
                                   -------------  ---------------     -------------  ---------------
                                     $  31,104      $  37,783           $  (2,639)      $    153
                                   =============  ===============     =============  ===============

The following is the operating segment information for the six months ended June
30, 2005 and 2004, in thousands:


                                              Revenues                     Pre-tax Income (Loss)
                                   ------------------------------     ------------------------------
                                         2005           2004                2005           2004
                                   -------------  ---------------     -------------  ---------------
Institutional Security Systems       $  27,460      $  30,011           $     698       $    123
Attack Protection                       12,963         13,694                (341)        (1,135)
Integrated Electronic Systems            3,907          7,946                   8            414
Public Safety and Justice               23,080         25,159                 (82)         1,395
CompuDyne Corporate                          -              -              (3,241)        (1,155)
                                   -------------  ---------------     -------------  ---------------
                                     $  67,410      $  76,810           $  (2,958)      $   (358)
                                   =============  ===============     =============  ===============


10.  CONTINGENCIES

Legal Matters. The Company is party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Some of the businesses, especially Institutional Security Systems, involve working as a subcontractor to a prime contractor. From time to time the Company makes claims against the prime contractor, or the prime contractor makes claims against the Company. At any point in time the Company is engaged in a number of claim disputes with prime contractors, some of which may have a significant negative outcome. Although the total amount of potential liability with respect to these matters can not be ascertained given the nature of the related allegations, the Company presently believes that any resulting liability will not have a material effect on its financial position, results of future operations or cash flows.

In addition to claims with prime contractors, the Company may also make claims against customers and customers may make claims against the Company.

The Company has learned that the National Association of Securities Dealers ("NASD") and other regulatory bodies are seeking sanctions against purchasers of the Company's common stock in its 2001 PIPE transaction. In addition, the Company has learned that the placement agent for this transaction is also being investigated by the SEC, NASD and other regulatory bodies. The Company is investigating these matters, has filed a lawsuit against one of the purchasers and is evaluating its other options for recovery.

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

On May 4, 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that, due to the Company's failure to timely file the 404 Report, the Company was no longer in compliance with the requirements of Marketplace Rule 4310(c)(14) (the "Rule"). The Rule requires the

Company to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission (the "SEC") on or before the date they are required to be filed with the SEC.

On June 27, 2005, the Company filed its Form 10-K/A with the SEC containing the 404 Report. On June 30, 2005, the Nasdaq Listing Qualifications Panel advised CompuDyne that CompuDyne had remedied its filing delinquency and was in full compliance with Nasdaq Market Place Rules.

The Company entered into the Management Compensation Plan effective June 28, 2005 with certain members of management. The Management Compensation Plan provides for cash bonuses and acceleration of all vesting of unexercised unvested stock awards upon the occurrence of a change in control, as defined in the agreement, for eligible employees. A change in control, as defined in the agreement, did not occur during the six months ended June 30, 2005 and therefore, the Company did not record a liability or related compensation expense for the Management Compensation Plan.

The Company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Suspension or debarment could have a material adverse effect on the Company.

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

The Attack Protection segment is one of the country's largest manufacturers of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. We believe that we are a premier provider of Underwriters Laboratory ballistic standard UL-752 Level 8 security windows and doors, the highest rating level of commercial ballistic security windows and doors. Our attack resistant windows and doors are integrated and structurally secure products with specifically designed frames and encasements that are integral parts of the structure in which they are installed. Existing product installations number in the thousands and range from the Middle East to the White House. AP is a significant supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. AP works under contracts from prime contractors who have direct contracts with the United States Department of State, the segment's largest client. Attack Protection products are also sold to drug stores, convenience stores, and banks to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and wedge barrier security systems.

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

The Integrated Electronic Systems (formerly known as Federal Security Systems) segment consists of CompuDyne-Integrated Electronics Division, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. IES provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. IES provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies.

The Public Safety and Justice segment consists of CompuDyne-Public Safety and Justice, Inc. (formerly Tiburon, Inc.), CorrLogic, LLC, and the recently acquired assets of 90 Degrees, Inc. ("90 Degrees) and Copperfire Software Solutions, Inc. ("Copperfire"). PS&J's software systems are used in a wide range of applications within the public safety and criminal justice sectors of governmental units, including police, fire and emergency medical services computer-aided dispatch systems, and police, fire, jail, prosecution, probation and court records management systems. We believe we are also a leading developer of inmate management and institutional medical software systems. We specialize in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management systems that improve the efficiency and accuracy of correctional facility operations.

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

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-Q, words such as "anticipate,"
"believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legal and regulatory requirements, government budget problems, the ability to successfully grow the Company by completing acquisitions, the ability to remain in compliance with its bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities Exchange Commission.

Management Outlook

We continue to find ourselves in very challenging times. We have three major areas of focus:

     o    The first is increasing the amount of our backlog.

     o The second is migrating to a business model with a more predictable revenue stream.

     o The third is to improve our cost structure (including evaluating our strategy to determine if we would benefit from focusing on fewer segments), quality, and customer and employee satisfaction.

We are continuing to experience a weakness in our overall backlog. Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Although it saw a slight increase at the ends of the second and third quarters in 2004, the June 30, 2005 quarter is the first recent quarter in which we experienced a significant quarter-over-quarter increase, when backlog stood at approximately $131 million, as shown in the following table:



                               Institutional                      Integrated          Public
                                 Security           Attack        Electronics       Safety and          Backlog
    (in thousands)                Systems         Protection        Systems           Justice            Total
                              ----------------------------------------------------------------------------------
December 31, 2002                $ 99,527          $ 18,478         $ 11,440          $ 74,867          $204,312
March 31, 2003                   $ 91,602          $ 14,827         $ 11,667          $ 66,007          $184,103
June 30, 2003                    $ 81,916          $ 16,552         $ 10,643          $ 72,621          $181,732
September 31, 2003               $ 68,780          $ 14,375         $ 11,528          $ 65,962          $160,645
December 31, 2003                $ 57,258          $ 10,043          $ 8,326          $ 63,727          $139,354
March 31, 2004                   $ 52,147          $ 12,905          $ 9,269          $ 57,332          $131,653
June 30, 2004                    $ 62,765          $ 17,761          $ 6,296          $ 50,065          $136,887
September 30, 2004               $ 59,524          $ 19,351          $ 9,018          $ 50,215          $138,108
December 31, 2004                $ 49,324          $ 20,803          $ 8,299          $ 48,434          $126,860
March 31, 2005                   $ 42,700          $ 20,139          $ 8,395          $ 44,488          $115,722
June 30, 2005                    $ 56,492          $ 19,466          $ 9,105          $ 46,045          $131,108


Historically, approximately 90% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, due to the general economic slowdown, state and local budgets, which we are dependent on for our revenue sources, have come under intense pressure. Most states were running in a deficit situation, as were many local governments. This caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have increased our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 14.4% of our first six months of 2005 revenue was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.


                                                         Six Months Ended June 30, 2005
                                                         ------------------------------

       (in thousands)                  One-time Revenue      %       Recurring Revenue     %          Total
                                       -----------          ----        -----------      -----       --------
Institutional Security Systems         $    25,228          37.4        $     2,232        3.3       $ 27,460
Attack Protection                           12,963          19.2                  -          -         12,963
Integrated Electronic Systems                3,877           5.8                 30          -          3,907
Public Safety and Justice                   15,663          23.2              7,417       11.1         23,080
                                       -----------          ----        -----------      -----       --------
     Total                             $    57,731          85.6        $     9,679       14.4       $ 67,410
                                       ===========          ====        ===========      =====       ========


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

Our third focus area is to improve our cost structure, quality, and client and employee satisfaction. Our Institutional Security Systems business segment is undergoing a significant organizational and expense restructuring, including a partial consolidation of regional office efforts and an increased focus on centralized performance of the most complicated security projects. This initiative began by ensuring our organization is properly aligned with our clients' needs. Many changes have been made and initial results indicate that our cost, our quality, our clients and our employees are responding favorably to the changes implemented thus far. We have much room for improvement as we move toward a more client-oriented organization. The organization re-alignment is critical to strengthening our future as it allows us to deploy the Six Sigma methodology across all our business segments more efficiently. The Six Sigma methodology focuses on defect elimination, which will have a direct impact on our cost, quality, and client satisfaction. In addition, in light of the escalating selling, general and administrative costs largely associated with the current heightened regulatory environment, we are evaluating our structure and strategy to determine if a less decentralized, or other organizational structure would result in lower selling, general and administrative costs and we are evaluating our strategy to determine if we would benefit from focusing on fewer segments.

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

On May 4, 2005, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to our failure to timely file the 404 Report, we were no longer in compliance with the requirements of Marketplace Rule 4310(c)(14). The Rule requires us to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission on or before the date they are required to be filed with the SEC.

On June 27, 2005, the Company filed its Form 10-K/A with the SEC containing the 404 Report. On June 30, 2005, the Nasdaq Listing Qualifications Panel advised CompuDyne that CompuDyne had remedied its filing delinquency and was in full compliance with Nasdaq Market Place Rules.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues. The Company had revenues of $31.1 million and $37.8 million for the three months ended June 30, 2005 and June 30, 2004, respectively, representing a decrease of $6.7 million or 17.7%. As discussed below, this decrease occurred throughout the Company's segments, with much of this decline occurring in our IES segment.

Revenues from the Institutional Security Systems segment were $11.7 million in the three months ended June 30, 2005, a decrease from $14.0 million for the same period of 2004 representing a decrease of $2.2 million or 16.0%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on less projects than we did in the previous year. The principal reason for the decline was that backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 resulting in less work available to be performed in the year ended December 31, 2004 compared to the year ended December 31, 2003. Backlog was $49.3 million and $56.5 million at December 31, 2004 and June 30, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment were $6.1 million in the three months ended June 30, 2005, a decrease from $6.7 million for the same period of 2004 representing a decrease of $0.7 million or 10.0%. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended June 30, 2005 the Norshield line experienced a 7.7% increase in revenues as compared to the three months ended June 30, 2004, whereas the Fiber SenSys line experienced a 40.0% decrease in revenues for the comparable period. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003 the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through June 30, 2005 the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, preliminary indications show twenty six embassy projects are being planned. We believe that this increased level of new embassy construction will continue for the next several years.

Revenues from the Integrated Electronic Systems segment were $1.9 million in the three months ended June 30, 2005, a decrease from $4.4 million for the same period of 2004 representing a decrease of $2.5 million or 56.8%. A significant portion of this segment's revenue is backlog driven. Backlog at both December 31, 2003 and December 31, 2004 was $8.3 million. IES' revenue decline was largely due to certain government clients, for which the segment receives repeat business, having had their budgets significantly reduced. In addition, IES had planned to work on one significant project in the first half of 2005 which, due to customer imposed delays due to its falling behind on infrastructure construction, was not available to be worked on.

Revenues from the Public Safety and Justice segment were $11.4 million in the three months ended June 30, 2005, a decrease from $12.7 million for the same period of 2004 representing a decrease of $1.3 million or 10.2%. The decline was primarily the result of lower backlogs. It should be noted that although we made two acquisitions in this segment in 2004 (90 Degrees and Copperfire), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $20.7 million in the three months ended June 30, 2005 were down $6.0 million or 22.4% from $26.6 million during the same period of 2004. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 33.5% for the three months ended June 30, 2005 as compared to 29.5% in 2004.

Cost of goods sold in the Institutional Security Systems segment of $10.1 million for the three months ended June 30, 2005 were down $1.6 million or 13.3% from $11.7 million during the same period of 2004. This decrease was less than the related sales decrease of this segment of 16.0%, resulting in a 2.6% decrease in the gross profit percentage to 13.5% from 16.1% in the three months ended June 30, 2005. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there including that the costs to complete its projects were going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase as a result of the changes in the estimates to complete. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. We realized that the management changes made in 2002 did not adequately address the root problems identified, and as a result, projects started after 2002 continued to experience cost overruns due to a lack of appropriate oversight. Staff and management changes in ISS are ongoing. We have revised our estimates to complete these projects and believe that all future costs on these projects have been adequately considered through June 30, 2005. It should be noted that as the West Coast office is being downsized to a sales and support office, new profitable projects which previously would have been executed by this office have been and will continue to be transferred to the ISS Montgomery office division headquarters where execution will occur. This has left the West Coast office to run the remaining projects which have little or no gross margin in them. Therefore, since this office will be performing work on which no profit is available to be made, combined with the fact that the office has fixed overhead costs, will cause this office to lose money through 2005.

The West Coast problems, including project overruns, resulted in losses recorded in the following periods, in thousands:

          Second Half of 2002                           $ 2,698
          First Quarter of 2003                             595
          Second Quarter of 2003                          1,079
          Third Quarter of 2003                             541
          Fourth Quarter of 2003                          1,872
          First Quarter of 2004                           1,271
          Second Quarter of 2004                          1,139
          Third Quarter of 2004                           1,516
          Fourth Quarter of 2004                          2,166
          First Quarter of 2005                             740
          Second Quarter of 2005                            472
                                                        -------
                  Total West Coast Losses               $14,089
                                                        =======

To address this situation, the Company is implementing more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, hired a Chief Operating Officer and is reorganizing the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $4.7 million for the three months ended June 30, 2005 decreased $1.0 million or 17.2% from $5.7 million during the same period of 2004. This decrease was greater than the related sales decrease of this segment of 10.0%, resulting in a 6.7% increase in the gross profit percentage to 22.8% from 16.1% during the three months ended June 30, 2004. Fiber SenSys sales have a higher margin than does the windows and door component of the Attack Protection segment.

Cost of goods sold in the Integrated Electronic Systems segment of $1.5 million in the three months ended June 30, 2005 decreased $2.2 million or 58.8% from $3.8 million during the same period of 2004. This decrease was consistent with the related sales decrease of this segment of 56.8%, resulting in a 4.0% increase in the gross profit percentage to 18.0% from 14.0% in the three months ended June 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $4.3 million for the three months ended June 30, 2005 was down $1.2 million or 22.0% from $5.5 million during 2004. This decrease was more than the related sales decrease of this segment of 10.2%, resulting in a 5.7% increase in the gross profit percentage to 62.4% from 56.7% in the three months ended June 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses were $10.3 million for the three months ended June 30, 2005, an increase of $1.6 million or 18.6% from $8.7 million for the same period of 2004. Much of this increase is related to additional costs incurred by the Company related to compliance with new requirements mandated by the Sarbanes-Oxley Act and the SEC. The Company expended approximately $0.4 million to perform its 2003 audit, which did not require a report under Section 404 of Sarbanes-Oxley. This was paid to our independent registered public accounting firm for audit and audit related services. For the 2004 audit, the Company has expended or accrued $3.1 million for external third party costs to complete its 2004 audit and its SOX 404 report. Of this amount, approximately $2.3 million was paid to our independent registered public accounting firm for audit and audit related services with the balance paid to various consultants and others who have assisted the Company in the 404 process. Expenses related to audit and SOX 404 of $1.4 million and $0.2 million were recorded during the three month periods ended June 30, 2005 and 2004, respectively, for services provided or accrued for during these periods.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS
141) Business Combinations, the Company preliminarily determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                   Amount
                                (in thousands)    Life (in years)
                                --------------    ---------------
Software                           $ 2,800               5
Employment Contracts                   120              1-3
                                   -------
                                   $ 2,920
                                   =======

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $57 thousand for the three months ended June 30, 2005, which is included in operating expenses.

Research and development expenses were $2.2 million for the three months ended June 30, 2005, an increase of $0.4 million or 19.6% from $1.9 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs.

Interest expense was $0.8 million for the three months ended June 30, 2005 and June 30, 2004. The following table compares the weighted average of the Company's three months ended June 30, 2005 and 2004 interest bearing borrowings, in thousands, and the related rates charged thereon:

                                 Monthly Weighted           Monthly Weighted
                                  Average - 2005             Average - 2004
                                  Amount    Rate           Amount        Rate
Industrial revenue bonds         $  3,705    3.8%         $  4,145        3.5%
Subordinated borrowings          $ 40,250    6.3%         $ 40,250        6.3%
Swap hedge agreement             $  1,353    1.9%         $  4,059        3.9%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
  of deferred financing charges  $     67                 $   145

Taxes on Income. The effective tax rate was zero for the three months ended June 30, 2005 and the effective tax rate was approximately 41.2% for the three months ended June 30, 2004. The Company has decided to fully reserve its net deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether more likely than not the assets will be realized.

Net Income (Loss). The Company reported a net loss of $2.6 million in the three months ended June 30, 2005 and net income of $90 thousand in the three months ended June 30, 2004. The net loss in the three months ended June 30, 2005 is due primarily to lower revenue and higher selling, general and administrative expenses. Diluted earnings per share was a loss of $.33 in the three months ended June 30, 2005 and diluted earnings per share was $.01 in the three months ended June 30, 2004. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in 2005 and 8.4 million in 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Revenues. The Company had revenues of $67.4 million and $76.8 million for the six months ended June 30, 2005 and June 30, 2004, respectively, representing a decrease of $9.4 million or 12.2%. As discussed below, the decrease occurred throughout the Company's segments, with much of this decline occurring in our IES segment.

Revenues from the Institutional Security Systems segment were $27.5 million in the six months ended June 30, 2005, a decrease from $30.0 million for the same period of 2004 representing a decrease of $2.6 million or 8.5%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on less projects than we did in the previous year. The principal reason for the decline was that backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 resulting in less work available to be performed in the year ended December 31, 2004 compared to the year ended December 31, 2003. Backlog was $49.3 million and $56.5 million at December 31, 2004 and June 30, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment were $13.0 million in the six months ended June 30, 2005, a decrease from $13.7 million for the same period of 2004 representing a decrease of $0.7 million or 5.3%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world.

Throughout 2002, 2003, 2004 and 2005 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the six months ended June 30, 2005 the Norshield line experienced an 8.9% decline in revenues as compared to the six months ended June 30, 2004, whereas the Fiber SenSys line experienced a 2.0% increase in revenues for the comparable period, bolstered by its largest order ever. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through June 30, 2005 the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, preliminary indications show twenty six embassy projects are being planned. We believe that this increased level of new embassy construction will continue for the next several years.

Revenues from Integrated Electronic Systems were $3.9 million in the six months ended June 30, 2005, a decrease from $7.9 million for the same period of 2004 representing a decrease of $4.0 million or 50.8%. A significant portion of this segment's revenue is backlog driven. Backlog at both December 31, 2003 and December 31, 2004 was $8.3 million. IES' revenue decline was largely due to certain government clients, for which the segment receives repeat business, having had their budgets significantly reduced. In addition, IES had planned to work on one significant project in the first half of 2005 which, due to customer imposed delays due to its falling behind on infrastructure construction, was not available to be worked on.

Revenues from the Public Safety and Justice segment were $23.1 million in the six months ended June 30, 2005, a decrease from $25.2 million for the same period of 2004 representing a decrease of $2.1 million or 8.3%. The decline was primarily the result of lower backlogs. It should be noted that although we made two acquisitions in this segment in 2004 (90 Degrees and Copperfire), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $44.6 million in the six months ended June 30, 2005 were down $10.9 million or 19.6% from $55.4 million during the same period of 2004. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 33.8% for the six months ended June 30, 2005 as compared to 27.8% in 2004. In 2004, the windows and door component of the Attack Protection segment experienced significant operating inefficiencies and difficulties. These inefficiencies and difficulties, which did not recur in 2005, reduced the 2004 gross profit percentage.

Cost of goods sold in the Institutional Security Systems segment of $22.3 million for the six months ended June 30, 2005 were down $3.0 million or 11.7% from $25.3 million during the same period of 2004. This decrease was greater than the related sales decrease of this segment of 8.5%, resulting in a 2.9% increase in the gross profit percentage to 18.7% from 15.8% in the six months ended June 30, 2005. This increase in gross profit percentage also resulted from certain of this segment's customers terminating contracts for convenience, resulting in the recognition of $1.3 million in gross margin due to contract closeout activities. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there including that the costs to complete its projects were going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase as a result of the changes in the estimates to complete. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. We realized that the management changes made in 2002 did not adequately address the root problems identified, and as a result, projects started after 2002 continued to experience cost overruns due to a lack of appropriate oversight. Staff and management changes in ISS are ongoing. We have revised our estimates to complete these projects and believe that all future costs on these projects have been adequately considered through June 30, 2005. It should be noted that as the West Coast office is being downsized to a sales and support office, new profitable projects which previously would have been executed by this office have been and will continue to be transferred to the ISS Montgomery office division headquarters where execution will occur. This has left the West Coast office to run the remaining projects which have little or no gross margin in them. Therefore, since this office will be performing work on which no profit is available to be made, combined with the fact that the office has fixed overhead costs, will cause this office to lose money through 2005.

The West Coast problems, including project overruns, resulted in losses recorded in the following periods, in thousands:

                Second Half of 2002                     $ 2,698
                First Quarter of 2003                       595
                Second Quarter of 2003                    1,079
                Third Quarter of 2003                       541
                Fourth Quarter of 2003                    1,872
                First Quarter of 2004                     1,271
                Second Quarter of 2004                    1,139
                Third Quarter of 2004                     1,516
                Fourth Quarter of 2004                    2,166
                First Quarter of 2005                       740
                Second Quarter of 2005                      472
                                                        -------
                        Total West Coast Losses         $14,089
                                                        =======

To address this situation, the Company is implementing more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, hired a Chief Operating Officer and is reorganizing the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $9.2 million for the six months ended June 30, 2005 decreased $2.5 million or 21.2% from $11.7 million during the same period of 2004. This decrease was far greater than the related sales decrease of this segment of 5.3%, resulting in a 14.3% increase in the gross profit percentage to 28.9% from 14.6% during the six months ended June 30, 2004. Significant factors contributing to this increase in gross profit included the fact that in 2004, significant operating inefficiencies and difficulties were experienced by the windows and door component of the Attack Protection segment. These inefficiencies and difficulties, which did not recur in 2005, reduced the 2004 gross profit percentage. In addition, one of this segment's customers terminated its contracts for convenience during the first quarter of 2005 resulting in the recognition of $0.2 million in gross margin due to contract closeout activities.

Cost of goods sold in the Integrated Electronic Systems segment of $3.3 million in the six months ended June 30, 2005 decreased $3.6 million or 52.0% from $6.8 million during the same period of 2004. This decrease was consistent with the related sales decrease of this segment of 50.8%, resulting in a 2.1% increase in the gross profit percentage to 15.9% from 13.9% in the six months ended June 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $9.8 million for the six months ended June 30, 2005 was down $1.9 million or 16.1% from $11.7 million during 2004. This decrease was more than the related sales decrease of this segment of 8.3%, resulting in a 4.0% increase in the gross profit percentage to 57.6% from 53.6% in the six months ended June 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses were $20.3 million for the six months ended June 30, 2005, an increase of $3.5 million or 20.7% from $16.8 million for the same period of 2004. Much of this increase is related to additional costs incurred by the Company related to compliance with new requirements mandated by the Sarbanes-Oxley Act and the SEC. The Company expended approximately $0.4 million to perform its 2003 audit, which did not require a SOX 404 report. This was paid to our independent registered public accounting firm for audit and audit related services. For the 2004 audit, the Company has expended or accrued $3.1 million for external third party costs to complete its 2004 audit and its SOX 404 report. Of this amount, approximately $2.3 million was paid to our independent registered public accounting firm for audit and audit related services with the balance paid to various consultants and others who have assisted the Company in the 404 process. Expenses related to audit and SOX 404 of $2.5 million and $0.4 million were recorded during the periods ended June 30, 2005 and 2004, respectively, for services provided or accrued for during these periods.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS
141) Business Combinations, the Company preliminarily determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                  Amount
                               (in thousands)    Life (in years)
                               --------------    ---------------
Software                          $  2,800             5
Employment Contracts                   120            1-3
                                  --------
                                  $  2,920
                                  ========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $114 thousand in the first six months of 2005, which is included in operating expenses.

Research  and  development  expenses  were $4.4 million for the six months ended
June 30, 2005, an increase of $0.7 million or 19.4% from $3.6 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs.

Interest expense remained at $1.6 million for the six months ended June 30, 2005 and six months ended June 30, 2004. The following table compares the weighted average of the Company's six months ended June 30, 2005 and 2004 interest bearing borrowings, in thousands, and the related rates charged thereon:

                                   Monthly Weighted            Monthly Weighted
                                    Average - 2005              Average - 2004
                                  Amount        Rate           Amount      Rate
                                  ------        ----           ------      ----
Bank borrowings                     $      -     - %          $  1,233      2.1%
Industrial revenue bonds            $  3,855    3.4%          $  4,295      3.4%
Subordinated borrowings             $ 40,250    6.3%          $ 40,250      6.3%
Swap hedge agreement                $  1,691    2.1%          $  4,397      3.8%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
  of deferred financing charges     $    134                  $    273

Taxes on Income. The effective tax rate was zero for the six months ended June 30, 2005 and the effective tax rate was approximately 39.4% for the six months ended June 30, 2004. The Company has decided to fully reserve its net deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether more likely than not the assets will be realized.

Net Loss. The Company reported a net loss of $3.0 million in the six months ended June 30, 2005 and a net loss of $0.2 million in the six months ended June 30, 2004. The net loss in the six months ended June 30, 2005 is due primarily to lower revenue and higher selling, general and administrative expenses. Diluted earnings per share was a loss of $.36 in the six months ended June 30, 2005 and diluted earnings per share was a loss of $.03 in the six months ended June 30, 2004. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in 2005 and 8.0 million in 2004.

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

As of June 30, 2005, the Company had working capital of $36.1 million compared with $44.0 million as of December 31, 2004.

Net cash used in operating activities was $4.7 million in the six months ended June 30, 2005 versus $3.6 million used in operating activities in the six months ended June 30, 2004. The largest component of cash used in operating activities was a decrease in accounts payable and accrued liabilities of $3.5 million, a decrease in billings in excess of contract costs incurred of $2.3 million, partially offset by an increase in receivables of $2.9 million. This decrease was largely caused by the decline in revenues experienced by the Company during 2004 and the first half of 2005.

Net cash provided by investing activities was $4.9 million in the six months ended June 30, 2005 compared to net cash used of $20.8 million in the six months ended June 30, 2004. In the six months ended June 30, 2005, the net of marketable securities bought and redeemed was an increase of cash of $5.5 million. In the six months ended June 30, 2004 the net purchase of marketable securities was $20.5 million.

Net cash used in financing activities amounted to $1.0 million in the six months ended June 30, 2005 compared with a net cash provided by financing activities of $26.3 million in the six months ended June 30, 2004. The amount in 2004 was primarily provided through the issuance of the 2011 Notes offset by the repayment of $13.5 million of our bank borrowings.

The following table summarizes the long term debt and related interest of the Company as of June 30, 2005 and the payments due by period, in thousands.


                                Long-Term Debt     Interest on Contractual Obligations
                                --------------     -----------------------------------
       December 31:
           2005 (remaining)         $   140                    $ 1,304
           2006                         440                      2,596
           2007                         440                      2,586
           2008                         440                      2,575
           2009                         440                      2,564
       Thereafter                    42,055                      3,317
                                    -------                    -------
       Totals                       $43,955                    $14,942
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

The Company's total outstanding borrowings at June 30, 2005 amounted to approximately $44.0 million, net of broker's discounts. The 2011 Notes accounted for $39.2 million, net of broker's discounts, of these borrowings. The remaining amount of $3.7 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.4 million and $2.3 million. The average interest rate charged to the Company at June 30, 2005 for its industrial revenue bonds was 2.5%. The variable interest rate for these borrowings fluctuated between 1.62% and 3.26% during the six months ended June 30, 2005 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The
Company's banks consider letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit and in determining the amount of marketable securities needed to be pledged as collateral.

Other than the Company's letters of credit, which amounted to $5.0 million at June 30, 2005, the Company has no other material off balance sheet liabilities.

At June 30, 2005 the Company had $5.0 million of unused availability, subject to the pledge of collateral under its line of credit. As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings and/or decreases in the Company's EBITDA (an increase in the "leverage ratio") will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

The Company anticipates that cash generated from operations and its currently available cash will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months and beyond. The Company, however, may require additional financing to pursue acquisitions, and to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

On May 2, 2005, we filed a Form 8-K disclosing that we failed to timely file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2004 to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of our independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by
Section 404 of the Sarbanes-Oxley Act of 2002. On May 3, 2005, the Company's lender confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to file its report required by Section 404 of Sarbanes-Oxley in a timely manner.

On May 4, 2005, we received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that due to our failure to timely file the 404 Report, we were no longer in compliance with the requirements of Marketplace Rule 4310(c)(14). The Rule requires us to file with Nasdaq copies of all reports required to be filed with the Securities and Exchange Commission on or before the date they are required to be filed with the SEC.

On June 27, 2005, the Company filed its Form 10-K/A with the SEC containing the 404 Report. On June 30, 2005, the Nasdaq Listing Qualifications Panel advised CompuDyne that CompuDyne had remedied its filing delinquency and was in full compliance with Nasdaq Market Place Rules.

Another consequence of not filing the 404 Report timely as noted above includes our inability to use a shorter form registration document for one year in the event we were to engage in an offering of our securities. This could have an adverse impact on our ability to raise capital and the cost of raising capital.

Additional Considerations

Cost Containment
Due to current economic conditions, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of the escalating selling, general and administrative costs largely associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's backlog amounted to $131 million at June 30, 2005. This was an increase of 3.3% from the Company's December 31, 2004 backlog of $126.9 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                          June 30,          December 31,
                                            2005               2004
                                         ----------         ----------
        Institutional Security Systems     $ 56,492             49,324
        Attack Protection                    19,466             20,803
        Integrated Electronic Systems         9,105              8,299
        Public Safety and Justice            46,045             48,434
                                         ----------         ----------
                 Total                   $  131,108         $  126,860
                                         ==========         ==========

Included in the backlog of the Public Safety and Justice segment at June 30, 2005 and December 31, 2004 is $11.9 million and $5.1 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $25.9 million and $5.6 million, respectively, and intangible assets subject to amortization totaled approximately $2.7 million, net, at June 30, 2005. The Company cannot predict the occurrence of events that might adversely affect these values.

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

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks
Much of the work CompuDyne performs is for state and local governmental units. These entities have been severely impacted by recent economic conditions and the resulting contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice, and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that had been contracted for was sometimes deferred by the customer into the future. In recent months, it appears the state and local government revenues have been improving, resulting in increased activity preparatory to the issuance of requests for new bids and ultimately, the Company expects the awarding of new projects. It appears to us that we are in the early stages of an economic recovery.

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

Market Risk
The Company is exposed to market risk related to changes in interest rates. The Company entered into an interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declines by $676 thousand on a quarterly basis until it becomes $0 on September 30, 2005. At June 30, 2005 the notional amount of the swap agreement had declined to $0.7 million at a fixed rate of 4.9%. In January 2004 the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other expense. The change in fair value of the interest rate swap for the six months ended June 30, 2005 was a gain of $19 thousand, resulting in a remaining liability for the investment of $2 thousand. Future changes in the value of the interest rate swap will be recognized in earnings.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at June 30, 2005 is approximately $3.7 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, and in the event interest rates increase dramatically, the increase in interest expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2005. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2005.

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

          Financial Instruments by Expected Maturity Date


               Notes Payable             Variable                              Fixed
                Year Ending              Rate ($)      Average Variable         Rate ($)      Average Fixed
                 December 31          (in thousands)    Interest Rate       (in thousands)    Interest Rate
              ---------------        ---------------   --------------      --------------     -------------
              2005 (remaining)            $   140           2.49%              $     -              -
              2006                            440           2.49%                    -              -
              2007                            440           2.49%                    -              -
              2008                            440           2.49%                                   -
                                                                                     -
              2009                            440           2.49%                                   -
                                                                                     -
              Thereafter                    1,805           2.49%                40,250            6.25%
                                     ---------------                      --------------
              Total                       $ 3,705           2.49%              $ 40,250            6.25%
              Fair Value                  $ 3,705           2.49%              $ 33,500           11.00%


             Interest Rate Swaps        Variable
                Year Ending              Rate ($)     Average Variable        Average
                 December 31          (in thousands)      Pay Rate          Receive Rate
              ---------------        ---------------   --------------      --------------
              2005 (remaining)              $  676             4.90%                3.49%
                                            -------
              Total                         $  676             4.90%                3.49%
              Fair Value                    $    2


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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed below. To address these material weaknesses, the Company performed additional analysis and other procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

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

As of June 30, 2005, the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (GAAP) commensurate with the Company's financial reporting requirements to support the size, complexity, operating activities, and locations of the Company. This material weakness contributed to the following individual material weaknesses as of December 31, 2004:

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

These material weaknesses have previously been reported for the period ended December 31, 2004. Because of these material weaknesses which existed as of December 31, 2004 and June 30, 2005, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the COSO.

Remediation of Material Weaknesses

To address the material weaknesses described above, the Company: (1) plans to ensure that the Company will have sufficient personnel with knowledge, experience and training in the application of the Company's financial reporting requirements by reviewing and adapting the structure of the divisional finance organization including the hiring of additional experienced personnel. Additionally, the Company plans to ensure that personnel are appropriately skilled and that staffing is adequate to support the Company's financial reporting responsibilities, (2) engaged an outside tax consultant, other than from the Company's independent registered public accounting firm, and has implemented an ongoing training program to enhance the capabilities of its internal tax personnel, and (3) instituted new procedures requiring the accounting for all significant, non-routine transactions to be approved by the Corporate Accounting group.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

Proposal #2 - Amendment of the 1996 Stock Incentive Compensation Plan for Employees.

At the Annual Meeting of Shareholders on May 27, 2005, the shareholders approved the Amendment to the Amended and Restated 1996 Stock Incentive Compensation Plan for Employees providing that, in the event of a change in control of the Corporation, all outstanding awards issued under the 1996 Employee Plan shall become fully vested and exercisable. The votes were cast as follows:

 For - 4,145,400 Against - 498,086 Abstain - 15,071 Broker Non-Vote - 2,950,498

Proposal #3 - Proposal of the 2005 Stock Incentive Compensation Plan for Employees.

At the Annual Meeting of Shareholders on May 27, 2005, the shareholders approved the CompuDyne Corporation 2005 Stock Incentive Compensation Plan for Employees. The votes were cast as follows:

For - 2,712,905 Against - 1,930,118 Abstain - 15,534 Broker Non-Vote - 2,950,498

Proposal  #4 -  Amendment  of  the  1996  Stock  Option  Plan  for  Non-Employee
Directors.

At the Annual Meeting of Shareholders on May 27, 2005, the shareholders approved the amendment to the 1996 Stock Option Plan for Non-Employee Directors. The amendment to the 1996 Directors Plan provides that a non-employee director will only be entitled to receive an option to purchase 10,000 shares of Common Stock at the Annual Meeting of the Stockholders of the Corporation, provided that the non-employee director has served in such capacity for at least 4 (four)
consecutive calendar months prior to the Annual Meeting, and that any non-employee director who previously was an employee of the Corporation or a subsidiary qualifies as an "independent director," for purposes of receiving an option grant.

In addition, the amendment to the 1996 Directors Plan provides that, in the event of a change in control of the Corporation, all outstanding awards issued under the 1996 Directors Plan shall become fully vested and exercisable. The votes were cast as follows:

 For - 4,163,829 Against - 462,406 Abstain - 32,322 Broker Non-Vote - 2,950,498

Proposal #5 - Proposal of the 2005 Stock Option Plan for Non-Employee Directors.

At the Annual Meeting of Shareholders on May 27, 2005, the shareholders approved the CompuDyne Corporation Stock Option Plan for Non-Employee Directors. The votes were cast as follows:

For - 2,711,944 Against - 1,911,858 Abstain - 34,755 Broker Non-Vote - 2,950,498

Item 6:  Exhibits.

Exhibits -

          10.0 Amendment to the CompuDyne Corporation 1996 Stock Incentive Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.
          10.1 Amendment to the 1996 Stock Option Plan for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.
          10.2 2005 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.
          10.3 2005 Stock Option Plan for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.
          10.4 CompuDyne Corporation Retention Plan for Selected Employees, herein incorporated by Registrant's Form 8-K filed on July 1, 2005.
          31.1 Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
          31.2 Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
          32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.
          32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMPUDYNE CORPORATION


Date:  August 9, 2005                    /s/ Martin Roenigk
                                         ------------------
                                         Martin Roenigk
                                         Chief Executive Officer


                                         /s/ Geoffrey F. Feidelberg
                                         --------------------------
                                         Geoffrey F. Feidelberg
                                         Chief Financial Officer