Form 10-Q
period 2005-09-30
COMPUDYNE CORP
filed 2005-11-09
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                        Yes     X              No
                            ----------            -----------

Indicate by checkmark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act)

                        Yes     X              No
                            ----------            -----------

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                        Yes                    No      X
                            ----------            -----------

     As of November 2, 2005, a total of 8,118,579 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                                     Page No.
                                                                                     --------

Part I.  Financial Information

    Item 1.  Financial Statements - Unaudited

      Consolidated Balance Sheets - September 30, 2005
      and December 31, 2004                                                             3

      Consolidated Statements of Operations -
      Three Months and Nine Months Ended September 30, 2005 and 2004                    4

      Consolidated Statement of Changes in Shareholders' Equity -
      Nine Months Ended September 30, 2005                                              5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2005 and 2004                                     6

      Notes to Consolidated Financial Statements                                        7-15

    Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                                     16-31

    Item 3.  Quantitative and Qualitative Disclosures
      About Market Risk                                                                 32

    Item 4.  Controls and Procedures                                                    33-34

Part II.  Other Information                                                             35

      Signature                                                                         36


                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                          September 30,     December 31,
                                     ASSETS                                   2005              2004
                                                                         --------------    --------------
                                                                               (dollars in thousands)

Current Assets
        Cash and cash equivalents                                           $    10,299      $      5,198
        Marketable securities                                                         0            19,577
        Cash and marketable securities - pledged                                    489                 -
        Accounts receivable, net                                                 31,985            34,291
        Contract costs in excess of billings                                     14,384            16,087
        Inventories                                                               5,740             5,165
        Prepaid expenses and other                                                4,162             5,412
                                                                         --------------    --------------
           Total Current Assets                                                  67,059            85,730

Cash and marketable securities - pledged                                          7,555                 -
Property, plant and equipment, net                                               10,718            12,094
Goodwill                                                                         25,971            25,894
Other intangible assets, net                                                      8,211             8,460
Other                                                                               716               713
                                                                         --------------    --------------
           Total Assets                                                     $   120,230      $    132,891
                                                                         ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued liabilities                            $    18,238      $    21,771
        Billings in excess of contract costs incurred                            12,099           13,497
        Deferred revenue                                                          7,656            5,998
        Current portion of notes payable                                            440              440
                                                                         --------------    --------------
           Total Current Liabilities                                             38,433           41,706

Notes payable                                                                     3,125            3,565
Convertible subordinated notes payable, net                                      39,258           39,118
Deferred tax liabilities                                                          2,072            2,072
Other                                                                               501              599
                                                                         --------------    --------------
           Total Liabilities                                                     83,389           87,060
                                                                         --------------    --------------

Commitments and Contingencies

Shareholders' Equity
        Preferred stock, 2,000,000 shares authorized and unissued                     -                -
        Common stock, par value $.75 per share:  50,000,000 shares authorized at September 30, 2005 and December 31, 2004;
         8,950,356 and 8,943,856 shares issued at September 30,
         2005 and December 31, 2004, respectively                                 6,712            6,707
        Additional paid-in-capital                                               44,388           44,368
        Accumulated deficit                                                      (8,507)            (272)
        Accumulated other comprehensive (loss) income                               (76)              14
        Treasury stock, at cost; 831,777 and 721,077 shares
         at September 30, 2005 and December 31, 2004, respectively               (5,676)          (4,986)
                                                                         --------------    --------------
           Total Shareholders' Equity                                            36,841           45,831
                                                                         --------------    --------------
           Total Liabilities and Shareholders' Equity                       $   120,230      $   132,891
                                                                         ==============    ==============

   The accompanying notes are an integral part of these financial statements.


                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                             Three Months Ended September 30,     Nine Months Ended September 30,
                                                    2005           2004                2005           2004
                                                ------------   ------------        ------------  -------------
                                                           (in thousands, except per share data)
Revenues:
 Contract revenues earned                      $     25,401   $     24,453        $     75,898  $      83,469
 Other revenues                                       8,098          8,907              25,011         26,701
                                                ------------   ------------        ------------  -------------
   Total revenues                                    33,499         33,360             100,909        110,170

Cost of sales                                        24,982         24,552              69,582         80,017
                                                ------------   ------------        ------------  -------------

Gross profit                                          8,517          8,808              31,327         30,153

Selling, general & administrative expenses           10,587          9,288              30,909         26,119
Research and development                              3,149          2,051               7,502          5,680
                                                ------------   ------------        ------------  -------------
Loss from operations                                 (5,219)        (2,531)             (7,084)        (1,646)
                                                ------------   ------------        ------------  -------------

Other expense (income)
 Interest expense                                       748            849               2,301          2,443
 Interest income                                       (187)          (289)               (625)          (703)
 Other expense (income)                                  (3)           (20)                (25)            43
                                                ------------   ------------        ------------  -------------
   Total other expense                                  558            540               1,651          1,783
                                                ------------   ------------        ------------  -------------

Loss before income taxes                             (5,777)        (3,071)             (8,735)        (3,429)
Income tax benefit                                     (500)        (1,221)               (500)        (1,362)
                                                ------------   ------------        ------------  -------------
Net loss                                       $     (5,277)  $     (1,850)       $     (8,235) $      (2,067)
                                                ============   ============        ============  =============

Loss per share:
---------------
Basic loss per common share                    $       (.65)  $       (.23)       $      (1.01) $        (.26)
                                                ============   ============        ============  =============

Weighted average number of common
shares outstanding                                    8,116          8,171               8,132          8,085
                                                ============   ============        ============  =============

Diluted loss per common share                  $       (.65)  $       (.23)       $      (1.01) $        (.26)
                                                ============   ============        ============  =============

Weighted average number of common
shares and equivalents                                8,116          8,171               8,132          8,085
                                                ============   ============        ============  =============


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)



                                                                               Accumulated
                                                       Additional                 Other
                                      Common Stock       Paid-in   Accumulated Comprehensive  Treasury Stock
                                     Shares   Amount     Capital     Deficit    Income (Loss) Shares   Amount    Total
                                   --------------------------------------------------------------------------------------
Balance at January 1, 2005           8,944  $  6,707   $  44,368    $    (272)     $    14     721  $  (4,986) $  45,831
Stock options exercised                  6         5          20                                                      25
Purchase of treasury shares                                                                    111       (690)      (690)
                                   --------------------------------------------------------------------------------------
 Subtotal                            8,950     6,712      44,388         (272)          14     832     (5,676)    45,166
Comprehensive income:
 Net loss                                                              (8,235)                                    (8,235)
Other comprehensive
loss, net of tax:
Unrealized loss on available for
sale marketable securities                                                             (90)                          (90)
                                                                                                                ---------
Comprehensive loss                                                                                                (8,325)
                                   ---------------------------------------------------------------------------  ---------
Balance at September 30, 2005        8,950  $  6,712   $  44,388    $  (8,507)     $   (76)    832  $  (5,676) $  36,841
                                   ========  ========   =========    =========      ======   ======  =========  =========




   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                        Nine Months Ended September 30,
                                                                             2005           2004
                                                                        -------------  --------------
                                                                               (in thousands)
Cash flows used in operating activities:
  Net loss                                                             $      (8,235) $       (2,067)

Adjustments to reconcile net income to
net cash provided by operations:
  Depreciation and amortization                                                2,596           2,099
  Deferred tax asset                                                               0             267
  Gain from disposal of property, plant and equipment                             (4)              3
  Amortization of debt discount                                                  140             129
  Unrealized gain on interest rate swap                                           21              44
  Amortization of discount on marketable securities                              (10)            (56)

Changes in assets and liabilities:
  Accounts receivable                                                          2,396           1,220
  Contract costs in excess of billings                                         1,703             329
  Inventories                                                                   (573)          1,608
  Prepaid expenses and other current assets                                    1,553          (2,647)
  Other assets                                                                    (3)            (68)
  Accounts payable and accrued liabilities                                    (3,928)         (6,125)
  Billings in excess of contract costs incurred                               (1,398)         (1,029)
  Deferred revenue                                                             1,143             398
  Other liabilities                                                              (98)            (46)
                                                                        -------------  --------------
Net cash flows used in operating activities                                   (4,697)         (5,941)
                                                                        -------------  --------------

Cash flows from investing activities:
  Purchase of marketable securities                                           (7,722)        (31,195)
  Redemption of marketable securities                                         19,288          15,518
  Additions to property, plant and equipment                                    (844)           (972)
  Proceeds from sale of property, plant and equipment                              5               3
  Cash acquired from acquisition                                                 363               -
  Net payment for acquisition                                                    (66)         (3,460)
                                                                        -------------  --------------
Net cash flows provided by (used in) investing activities                     11,024         (20,106)
                                                                        -------------  --------------

Cash flows from financing activities:
  Issuance of common stock                                                        25           1,255
  Purchase of treasury shares                                                   (690)              -
  Restricted cash                                                               (121)              -
  Repayment of notes payable                                                    (440)        (13,653)
  Borrowings of convertible subordinated notes payable                             -          38,942
                                                                        -------------  --------------
Net cash (used in) provided by financing activities                           (1,226)         26,544
                                                                        -------------  --------------

Net change in cash and cash equivalents                                        5,101             497
Cash and cash equivalents at beginning of period                               5,198           1,869
                                                                        -------------  --------------
Cash and cash equivalents at end of period                             $      10,299  $        2,366
                                                                        =============  ==============



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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2004. Operating results for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of operating results for the entire fiscal year.

Comprehensive Income (Loss)
The following table shows the components of comprehensive income (loss), net of income taxes, for the nine months ended September 30, 2005 and 2004, in thousands.


                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  2005            2004
                                                              -----------     --------
    Net loss                                                   $ (8,235)      $ (2,067)
    Unrealized gain (loss) on available-for-sale securities         (90)           (13)
    Ineffectiveness of interest rate swap agreement                  -              93
                                                              -----------     --------
    Comprehensive loss                                         $ (8,325)      $ (1,987)
                                                              ===========     ========


Stock-Based Compensation
As of September 30, 2005, the Company continues to account for its stock-based compensation plans, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, "Accounting for Stock-Based Compensation," to stock-based employee compensation.


                                                           For the Three Months Ended      For the Nine Months Ended
                                                                  September 30,                 September 30,
                                                                 2005        2004            2005         2004
                                                             ----------   ---------       ----------   ---------
                                                                       (in thousands, except per share data)
Net loss, as reported                                       $   (5,277)  $  (1,850)      $   (8,235)  $  (2,067)
Deduct:  Total stock-based employee compensation expense
 determined under fair value based method
for all awards, net of related tax effects                        (481)       (277)          (1,428)       (784)
                                                             ----------   ---------       ----------   ---------
Pro forma net loss                                          $   (5,758)  $  (2,127)      $   (9,663)  $  (2,851)
                                                             ==========   =========       ==========   =========

Loss per share:
Basic - as reported                                         $     (.65)  $    (.23)      $    (1.01)  $    (.26)
Basic - pro forma                                           $     (.71)  $    (.26)      $    (1.19)  $    (.35)

Diluted - as reported                                       $     (.65)  $    (.23)      $    (1.01)  $    (.26)
Diluted - pro forma                                         $     (.71)  $    (.26)      $    (1.19)  $    (.35)


The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:


                             For the Three Months Ended  For the Nine Months Ended
                                    September 30,               September 30,
                                 2005         2004           2005         2004
                             -------------  -----------  -------------  -----------
Expected life in years                3.2          5.3            4.8          5.4
Risk-free interest rate               3.9%         3.4%           4.0%         3.3%
Expected volatility                  80.6%        75.4%          81.9%        76.0%


On May 27, 2005, the Company's shareholders approved amendments to the CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees and the CompuDyne Corporation 1996 Stock Option Plan for Non-Employee Directors ("the 1996 Plans") to provide primarily for a definition of a change in control. The Company does not believe the amendments have a material impact on the stock awards issued under the 1996 Plans.

On May 27, 2005, the Company's shareholders approved the CompuDyne Corporation 2005 Stock Incentive Compensation Plan for Employees and the CompuDyne Corporation 2005 Stock Option Plan for Non-Employee Directors ("the 2005 Plans") and authorized awards exercisable for up to 4,000,000 and 400,000 common shares, respectively, under the 2005 Plans. The 2005 Plans are intended to replace the 1996 Plans, which will expire in 2006, and contain similar provisions. The 2005 Plans permit the issuance of either incentive stock awards or non-qualified stock awards.

Income Taxes
The effective tax rate was a benefit of 8.6% and 5.7% for the three and nine months ended September 30, 2005, respectively, and the effective tax rate was approximately 40% for both the three and nine months ended September 30, 2004. The federal income tax benefit recorded during the three months ended September 30, 2005 represents the reduction of a liability maintained for uncertain tax positions which was no longer required. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether it is more likely than not that these assets will be realized.

Other Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated financial position, results of operations or cash flows but does not expect it to have a material impact.

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

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 will have no impact on the Company's financial position, results of operations or cash flows for fiscal year 2005 because the manufacturer's deduction is not available to the Company until fiscal year 2006. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes there will be no material effect on the Company's financial position, results of operations, or cash flows upon adoption of this statement.

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

Stock options and warrants to purchase 1,456,133 and 739,800 shares for the three month periods ended September 30, 2005 and 2004, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for both the three month periods ended September 30, 2005 and 2004 as the effect is antidilutive. Stock options and warrants to purchase 1,456,133 and 673,800 shares for the nine month periods ended September 30, 2005 and 2004, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 2011 Notes are also excluded for both the nine month periods ended September 30, 2005 and 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                     September 30,
                                                             2005           2004                2005           2004
                                                         -------------  -------------       -------------  -------------
                                                                         (in thousands, except per share data)
Net loss                                                $      (5,277) $      (1,850)      $      (8,235) $      (2,067)
                                                         =============  =============       =============  =============

Weighted average number of common shares outstanding            8,116          8,171               8,132          8,085
Effect of dilutive stock options and warrants                       -              -                   -              -
                                                         -------------  -------------       -------------  -------------
Diluted weighted average number of common shares
  outstanding                                                   8,116          8,171               8,132          8,085
                                                         =============  =============       =============  =============

Net loss per common share
Basic                                                   $        (.65) $        (.23)      $       (1.01) $        (.26)
Diluted                                                 $        (.65) $        (.23)      $       (1.01) $        (.26)


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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the three month or nine month periods ended September 30, 2005 or September 30, 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Effective March 4, 2005, the Company agreed to pledge to its bank, marketable securities equal to 111.11% of the value of its outstanding letters of credit issued by the Company's bank under the Amended and Restated Credit agreement, or cash equal to 100% of the value of its outstanding letters of credit, or a combination thereof.

At September 30, 2005, $8.0 million of cash and marketable securities, at fair value ($74 thousand more than was required), were pledged to the Company's bank to secure the $7.2 million of letters of credit issued by the bank. Of this $8.0 million of cash and marketable securities, $489 thousand was classified as a current asset, with the remainder classified as a long-term asset.

Marketable securities at September 30, 2005 are summarized, in thousands, as follows:


                                                                          Gross Unrealized
                                                                       ----------------------
                                                             Cost         Gains       Losses     Fair Value
                                                           -------     ----------    --------    ----------
         Collateralized mortgage obligations
          (CMO's) consisting of securities
          issued by Fannie Mae and
          Freddie Mac                                     $  7,999     $        -    $     76   $  7,923



The cost and estimated fair value of current marketable securities at September 30, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                   Estimated
         (in thousands)                               Cost         Fair Value
                                                   ----------     -----------
         Due after one year and beyond               $ 7,999         $ 7,923
                                                     -------         -------
         Total debt securities                       $ 7,999         $ 7,923
                                                     =======         =======

4.   INVENTORIES

Inventories consist of the following, in thousands:


                                                               September 30,    December 31,
                                                                   2005            2004
                                                              --------------  --------------
    Raw materials                                            $        4,102  $        4,241
    Work in progress                                                  2,677           1,890
    Finished goods                                                      349             396
                                                              --------------  --------------
    Total inventory                                                   7,128           6,527
    Reserve for excess and obsolete inventory                        (1,388)         (1,362)
                                                              --------------  --------------
    Inventories, net                                         $        5,740  $        5,165
                                                              ==============  ==============


5.   GOODWILL

The December 31, 2004 and September 30, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees, Inc. ("90 Degrees") on August 11, 2004. Goodwill recorded for the 90 Degrees asset acquisition was approximately $1.9 million.

The December 31, 2004 and September 30, 2005 consolidated financial statements also include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire Software Solutions, Inc. ("Copperfire") on December 15, 2004. Goodwill recorded for the Copperfire asset acquisition was approximately $1.4 million.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of approximately $26.0 million at September 30, 2005.

Goodwill, by segment, consists of the following, in thousands:

                                          September 30,  December 31,
                                              2005           2004
                                          -------------  -------------
Attack Protection                        $         728  $         728
Public Safety & Justice                         25,243         25,166
                                          -------------  -------------
                                         $      25,971  $      25,894
                                          =============  =============

The change in Public Safety & Justice's goodwill balance at September 30, 2005 as compared to December 31, 2004 is primarily a result of the adjustments necessitated by recording the final appraisal of the assets received and liabilities assumed for the recent acquisitions.

6.   INTANGIBLE ASSETS

The December 31, 2004 and September 30, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Intangible assets for the 90 Degrees asset acquisition are approximately $60 thousand at September 30, 2005.

The December 31, 2004 and September 30, 2005 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire on December 15, 2004. Intangible assets for the Copperfire asset acquisition are approximately $60 thousand at September 30, 2005.

The weighted average life for purposes of amortization of identified intangible assets acquired in 2004 was two years for covenant not to compete agreements and employment contracts.

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

Intangible assets consist of the following, in thousands:


                                     September 30,  December 31,       Amortizable
                                         2005           2004              Lives
                                     -------------  -------------  -------------------
                                                                        (in years)
Trade names                         $       5,673  $       5,673        Indefinite
Customer relationships                      2,500          2,500            14
Backlog                                       300            300      Fully amortized
Other                                       1,185          1,305           1-20
                                     -------------  -------------
                                            9,658          9,778
Less:  accumulated amortization            (1,447)        (1,318)
                                     -------------  -------------
                                    $       8,211  $       8,460
                                     =============  =============


Amortization expense for the Company's intangible assets for the nine months ended September 30, 2005 was $247 thousand. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                Year
                ----
                2005 (remaining)          $       62
                2006                             265
                2007                             257
                2008                             225
                2009                             225
                Thereafter                     1,546
                                         -----------
                Total                     $    2,580
                                         ===========

7.   NOTES PAYABLE AND LINE OF CREDIT


                                                                                     September 30,      December 31,
                                                                                         2005                2004
                                                                                  ------------------  ------------------
                                                                                             (in thousands)
Industrial revenue bond, interest payable quarterly at a variable rate of 1.65% to 3.26% (2.98% at September 30, 2005)  principal payable in quarterly installments of $35,000.  The bond is fully collateralized
by a $1.4 million letter of credit and a bond guarantee agreement.               $            1,260  $            1,400

Industrial revenue bond, interest payable quarterly at a variable rate of 1.62% to 3.15% (2.90% at September 30, 2005)  principal payable in annual installments of $300,000 until 2013 when the annual installments become $100,000.  The bond is fully collateralized by
a $2.3 million letter of credit and a bond guarantee agreement.                               2,305               2,605

6.25% Convertible Subordinated Notes due January 15, 2011.
The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common
stock at a conversion price of $13.89 per share.  These notes
are subordinated to all other liabilities of the Company.                                    40,250              40,250
                                                                                  ------------------  ------------------

       Total notes payable                                                                   43,815              44,255
       Less convertible subordinated notes discount                                             992               1,132
                                                                                  ------------------  ------------------
        Subtotal                                                                             42,823              43,123
       Less amount due within one year                                                          440                 440
                                                                                  ------------------  ------------------
                                                                                 $           42,383  $           42,683
                                                                                  ==================  ==================


Maturities of notes payable are as follows, in thousands:

                Year Ending December 31,                      Amount
                ------------------------                 ---------------
                         2005 (remaining)                $            -
                         2006                                       440
                         2007                                       440
                         2008                                       440
                         2009                                       440
                         Thereafter                              42,055
                                                         ---------------
                                                         $       43,815
                                                         ===============

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The September 30, 2005 carrying value is listed below, in thousands.

Face value                            $  40,250
Underwriters discounts, net                 992
                                      ---------
                                      $  39,258
                                      =========

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

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $63 thousand for the three months ended September 30, 2005 and 2004, respectively, and $189 thousand and $182 thousand for the nine months ended September 30, 2005 and 2004, respectively.

On March 31, 2004, the Company signed an Amended and Restated Credit Agreement for a $25.0 million secured working capital line of credit. This agreement provided for borrowings against eligible accounts receivable and inventories and contained various financial covenants, including among other things, a minimum fixed charge coverage ratio, maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, minimum EBITDA covenant, a minimum consolidated tangible net worth covenant, a maximum permitted capital expenditures covenant, and a covenant restricting the payment of dividends. Of this line of credit, $10.0 million matures on March 1, 2007 and $15.0 million was to mature on March 1, 2005. At September 30, 2005, $7.2 million was committed principally as letters of credit securing the Industrial Revenue Bonds and other guarantees.

On October 29, 2004 and March 4, 2005, the Company and its banks entered into amendments to the credit agreement pursuant to which the banks waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its banks amended the credit agreement to eliminate the $15.0 million line of credit maturing March 2005 and to require borrowings under its $10.0 million line of credit to be collateralized by pledged marketable securities equal to 111.11% of the value of such borrowings or cash equal to the value of such borrowings. The credit agreement was also amended to eliminate the quarterly minimum EBITDA covenant for the Company's fiscal years ending after December 31, 2004 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant will not become effective until March 31, 2006. On May 3, 2005, the Company's lender confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to timely file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002. The 404 Report was filed with the SEC on Form 10-K/A on June 27, 2005. The Company was in compliance with the required bank covenants at September 30, 2005.

As long as the Company maintains pledged marketable securities equal to 111.11% of the value of its borrowings under the credit agreement or cash equal to the value of its borrowings, borrowings under the credit agreement shall bear interest at LIBOR + 1.00% or Prime + 1.00%. The Company incurs commitment fees equal to 0.20% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed and outstanding under its letters of credit.

In January 2004, the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other income. The change in fair value of the interest rate swap for the nine months ended September 30, 2005 was a gain of $21 thousand. The interest rate swap matured on September 30, 2005.

8.   PRODUCT WARRANTIES

Included in accounts payable and accrued liabilities are estimated expenses related to warranties made at the time products are sold or services are rendered. These accruals are established using historical information on the nature, frequency, and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance. As of September 30, 2005 the Company had a product warranty accrual in the amount of $352 thousand. The changes in the product warranty liability are displayed in the following table, in thousands:

       Beginning balance at January 1, 2005                        $  359
       Plus:  accruals for product warranties                         256
       Less:  warranty charges/claims                                (263)
                                                                   -------
       Ending balance at September 30, 2005                        $  352
                                                                   =======

9.   OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended September 30, 2005 and 2004, in thousands:


                                              Revenues                    Pre-tax Income (Loss)
                                              --------                    ---------------------
                                         2005           2004                2005           2004
                                     -------------  -------------       -------------  -------------
Institutional Security Systems      $      15,548  $      11,783       $        (170) $        (806)
Attack Protection                           5,892          6,510              (1,800)        (2,101)
Integrated Electronic Systems               2,898          3,296                 172            137
Public Safety and Justice                   9,161         11,771              (3,188)           370
CompuDyne Corporate                             -              -                (791)          (671)
                                     -------------  -------------       -------------  -------------
                                    $      33,499  $      33,360       $      (5,777) $      (3,071)
                                     =============  =============       =============  =============


The following is the operating segment information for the nine months ended September 30, 2005 and 2004, in thousands:


                                              Revenues                    Pre-tax Income (Loss)
                                              --------                    ---------------------
                                         2005           2004                2005           2004
                                     -------------  -------------       -------------  -------------
Institutional Security Systems      $      43,008  $      41,794       $         528  $        (683)
Attack Protection                          18,855         20,204              (2,141)        (3,236)
Integrated Electronic Systems               6,805         11,242                 180            551
Public Safety and Justice                  32,241         36,930              (3,270)         1,765
CompuDyne Corporate                             -              -              (4,032)        (1,826)
                                     -------------  -------------       -------------  -------------
                                    $     100,909  $     110,170       $      (8,735) $      (3,429)
                                     =============  =============       =============  =============


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

The Company has learned that the National Association of Securities Dealers ("NASD") and other regulatory bodies are seeking sanctions against purchasers of the Company's common stock in its 2001 PIPE transaction. In addition, the Company has learned that the placement agent for this transaction is also being investigated by the SEC, NASD and other regulatory bodies. The Company is investigating these matters, has filed lawsuits against certain purchasers and is evaluating its other options for recovery.

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

The Company entered into the CompuDyne Corporation Retention Plan for Selected Employees ("the Retention Plan") effective June 28, 2005 with certain members of management. The Retention Plan provides for cash bonuses and acceleration of all vesting of unexercised unvested stock awards upon the occurrence of a change in control, as defined in the agreement, for eligible employees. A change in control, as defined in the agreement, did not occur during the nine months ended September 30, 2005 and therefore, the Company did not record a liability or related compensation expense for the Retention Plan.

The Company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Suspension or debarment could have a material adverse effect on the Company. No such violations or conditions of debarment exist at this time.

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

The Institutional Security Systems segment is headquartered in Montgomery, Alabama and operates under the trade name Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS typically serves as a subcontractor, responsible for their portion of the installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit TV, perimeter alarm devices and other security monitoring controls. ISS also developed a product called MaxWall. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. ISS provides field level design, installation and maintenance of both physical and electronic security products.

Included in the Institutional Security Systems segment is the TrenTech line which manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as developing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 240 systems installed at more than 65 facilities, most of which are military installations.

The Institutional Security Systems segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical locking devices used in the corrections industry.

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

The Attack Protection segment also manufactures a sophisticated fiber optic sensor system, known as Fiber SenSys, used to detect physical intrusion. This application is designed to protect large perimeters including such applications as Federal facilities, military deployments and bases, oil fields, airport tarmacs, public utilities, nuclear reactors and water systems. In addition, it has been installed to protect the perimeters of private estates and other similar properties.

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

The Public Safety and Justice segment consists of CompuDyne-Public Safety and Justice, Inc. (formerly Tiburon, Inc.), CorrLogic, LLC, and the recently
acquired  assets  of  90  Degrees,  Inc.  ("90  Degrees),   Copperfire  Software
Solutions, Inc. ("Copperfire") and Xanalys Corporation ("Xanalys"). PS&J's software systems are used in a wide range of applications within the public safety and criminal justice sectors of governmental units, including police, fire and emergency medical services computer-aided dispatch systems, and police, fire, jail, prosecution, probation and court records management systems. We believe we are also a leading developer of inmate management and institutional medical software systems. We specialize in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management systems that improve the efficiency and accuracy of correctional facility operations.

During the third and fourth quarters of 2004, we expanded our offerings in the Public Safety and Justice sector by completing our acquisition of the assets of 90 Degrees and Copperfire, respectively. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and Emergency Medical Service agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. We believe that integration of Copperfire's products will enhance our total offerings in PS&J. Xanalys was acquired during the third quarter of 2005. Xanalys provides a suite of investigative management and analysis solutions that enable investigators to collect, analyze and share information to solve cases. We believe that integration of Xanalys' products will enhance our total offerings in PS&J.

Cautionary Statement Regarding Forward-Looking Information

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities  laws.  When  used in this Form  10-Q,  words  such as  "anticipate,"
"believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation, regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to successfully grow the Company by completing acquisitions, the ability to remain in compliance with its bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley, the Company's ability to realize anticipated cost savings, the Company's ability to simplify its structure and modify its strategic objectives, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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

We are continuing to experience a weakness in our overall backlog. Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. The September 30, 2005 quarter is the second consecutive quarter in which we experienced a quarter-over-quarter increase. Backlog stood at approximately $135 million at September 30, 2005, as shown in the following table:



                                Institutional                   Integrated       Public
                                 Security           Attack      Electronics    Safety and     Backlog
     (in thousands)               Systems         Protection      Systems        Justice       Total
                                -----------------------------------------------------------------------
December 31, 2002                $ 99,527          $ 18,478       $ 11,440       $ 74,867     $ 204,312
March 31, 2003                   $ 91,602          $ 14,827       $ 11,667       $ 66,007     $ 184,103
June 30, 2003                    $ 81,916          $ 16,552       $ 10,643       $ 72,621     $ 181,732
September 31, 2003               $ 68,780          $ 14,375       $ 11,528       $ 65,962     $ 160,645
December 31, 2003                $ 57,258          $ 10,043       $  8,326       $ 63,727     $ 139,354
March 31, 2004                   $ 52,147          $ 12,905       $  9,269       $ 57,332     $ 131,653
June 30, 2004                    $ 62,765          $ 17,761       $  6,296       $ 50,065     $ 136,887
September 30, 2004               $ 59,524          $ 19,351       $  9,018       $ 50,215     $ 138,108
December 31, 2004                $ 49,324          $ 20,803       $  8,299       $ 48,434     $ 126,860
March 31, 2005                   $ 42,700          $ 20,139       $  8,395       $ 44,488     $ 115,722
June 30, 2005                    $ 56,492          $ 19,466       $  9,105       $ 46,045     $ 131,108
September 30, 2005               $ 52,557          $ 16,210       $  8,146       $ 58,270     $ 135,183


Historically, approximately 90% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, due to the general economic slowdown, state and local budgets, which we are dependent on for approximately 65% of our revenue sources, have come under intense pressure. Most states were running in a deficit situation, as were many local governments. This caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have increased our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 14.3% of the revenue in the first nine months of 2005 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.


                                                        Nine Months Ended September 30, 2005
                                                        ------------------------------------
  (in thousands)                      One-time Revenue       %       Recurring Revenue      %        Total
                                   --------------   -------------  -------------   ------------  -------------
Institutional Security Systems      $      39,527           39.2  $       3,481            3.4  $      43,008
Attack Protection                          18,855           18.7              -              -         18,855
Integrated Electronic Systems               6,747            6.7             58            0.1          6,805
Public Safety and Justice                  21,363           21.1         10,878           10.8         32,241
                                     ----------------------------  -------------   ------------  -------------
     Total                          $      86,492           85.7  $      14,417           14.3  $     100,909
                                     ============   =============  =============   ============  =============


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

Our third focus area is to improve our cost structure, quality, and client and employee satisfaction. Our Institutional Security Systems and Attack Protection business segments are undergoing significant organizational and expense restructuring, including a partial consolidation of regional office efforts and an increased focus on centralized performance of the most complicated security projects. This initiative began by ensuring our organization is properly aligned with our clients' needs. Many changes have been made and initial results indicate that our cost, our quality, our clients and our employees are responding favorably to the changes implemented thus far. We have much room for improvement as we move toward a more client-oriented organization. The organization re-alignment is critical to strengthening our future as it allows us to deploy the Six Sigma and Lean Manufacturing methodologies across all our business segments more efficiently. The Six Sigma methodology focuses on defect elimination, which will have a direct impact on our cost, quality, and client satisfaction. Lean Manufacturing also focuses on reduction of costs and elimination of waste. In addition, in light of the escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure and strategy to determine if a less decentralized, or other organizational structure would result in lower selling, general and administrative costs and we are evaluating our strategy to determine if we would benefit from focusing on fewer segments.

We believe that if we address and implement successfully the above three areas of focus, we will significantly enhance our future growth opportunities and will provide for more predictable financial results.

During the third and fourth quarters of 2004, we expanded our offerings in the Public Safety and Justice sector by completion of our acquisition of the assets of 90 Degrees and Copperfire respectively. During the third quarter of 2005, we further expanded our offerings by the completion of our acquisition of Xanalys. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and EMS agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. We believe that integration of Copperfire's products will enhance our total offerings in Public Safety and Justice. Xanalys provides a suite of investigative management and analysis solutions that enable investigators to collect, analyze and share information to solve cases. We believe that integration of Xanalys' products will enhance our total offerings in PS&J.

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

Results of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. The Company had revenues of $33.5 million and $33.4 million for the three months ended September 30, 2005 and September 30, 2004, respectively, representing an increase of $0.1 million or 0.4%. As discussed below, our ISS segment experienced an increase in revenue that was largely off-set by declines experienced by the Company's other segments.

Revenues from the Institutional Security Systems segment were $15.5 million in the three months ended September 30, 2005, an increase from $11.8 million for the same period of 2004 representing an increase of $3.8 million or 32.0%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to our working on more projects than we did in the previous year. Backlog for this segment had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 resulting in less work available to be performed in the year ended December 31, 2004 compared to the year ended December 31, 2003. Backlog was $49.3 million and $52.6 million at December 31, 2004 and September 30, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Beginning in the third quarter of 2005, ISS is seeing significant, heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons. This increased bidding activity is expected to result in securing more projects, which should result in increased revenue.

Revenues from the Attack Protection segment were $5.9 million in the three months ended September 30, 2005, a decrease from $6.5 million for the same period of 2004 representing a decrease of $0.6 million or 9.5%. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended September 30, 2005 the Norshield line experienced a 12.0% increase in revenues as compared to the three months ended September 30, 2004, whereas the Fiber SenSys line experienced a 57.8% decrease in revenues for the comparable period. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003 the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through September 30, 2005 the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, preliminary indications show twenty six embassy projects are being planned. Through September 30, 2005 the Company had not been awarded any of these embassy projects and lost one bulk bid embassy project comprising eight embassies to competitors, with eighteen projects still awaiting award. However, the Company has received a notice to proceed on one of these eighteen projects with an estimated contract value of $14.3 million. Fiber SenSys' revenue decline is a result of the rollout of its next generation product, which until its testing is completed, expected in the first quarter of 2006, will negatively impact its revenues.

Revenues from the Integrated Electronic Systems segment were $2.9 million in the three months ended September 30, 2005, a decrease from $3.3 million for the same period of 2004 representing a decrease of $0.4 million or 12.1%. A significant portion of this segment's revenue is backlog driven. Backlog at both December 31, 2003 and December 31, 2004 was $8.3 million. IES' revenue decline was largely due to certain government clients, for which the segment receives repeat business, having had their budgets significantly reduced. In addition, IES had planned to work on one significant project in the first nine months of 2005 which, due to customer imposed delays due to its falling behind on infrastructure construction, will not be available to be worked on until the fourth quarter of 2005 or first quarter of 2006.

Revenues from the Public Safety and Justice segment were $9.2 million in the three months ended September 30, 2005, a decrease from $11.8 million for the same period of 2004 representing a decrease of $2.6 million or 22.2%. The decline was primarily the result of lower backlogs. These lower levels of backlog did, however, start to improve late in the quarter. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $25.0 million in the three months ended September 30, 2005 were up $0.4 million or 1.8% from $24.6 million from the same period in 2004. The smaller percent increase in sales as compared to the increase in cost of goods sold resulted in a decrease in gross profit percentage from 26.4% for the three months ended September 30, 2004 to 25.4% in 2005.

Cost of goods sold in the Institutional Security Systems segment of $13.2 million for the three months ended September 30, 2005 were up $3.2 million or 31.9% from $10.0 million during the same period of 2004. This increase was comparable to the related sales increase of this segment of 32.0%, resulting in a stable gross profit percentage of 15.1% and 15.0% for the three months ended September 30, 2005 and 2004, respectively. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there including that the costs to complete its projects were going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase as a result of the changes in the estimates to complete. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. We realized that the management changes made in 2002 did not adequately address the root problems identified, and as a result, projects started after 2002 continued to experience cost overruns due to a lack of appropriate oversight. Staff and management changes in ISS are ongoing. We have revised our estimates to complete these projects and believe that all future costs on these projects have been adequately considered through September 30, 2005. It should be noted that as the West Coast office is being downsized to a sales and support office, new profitable projects which previously would have been executed by this office have been and will continue to be transferred to the ISS Montgomery office division headquarters where execution will occur. This has left the West Coast office to run the remaining projects, which have little or no gross margin in them. Therefore, since this office will be performing work on which no profit is available to be made, combined with the fact that the office has fixed overhead costs, will cause this office to lose money through 2005.

The West Coast problems, including project overruns, resulted in losses recorded in the following periods, in thousands:

                Second Half of 2002                              $  2,698
                First Quarter of 2003                                 595
                Second Quarter of 2003                              1,079
                Third Quarter of 2003                                 541
                Fourth Quarter of 2003                              1,872
                First Quarter of 2004                               1,271
                Second Quarter of 2004                              1,139
                Third Quarter of 2004                               1,516
                Fourth Quarter of 2004                              2,166
                First Quarter of 2005                                 740
                Second Quarter of 2005                                472
                Third Quarter of 2005                                 399
                                                                ----------
                        Total West Coast Losses                  $ 14,488
                                                                ==========

To address this situation, the Company has implemented more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, and has reorganized the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $5.6 million for the three months ended September 30, 2005 decreased $1.4 million or 20.6% from $7.0 million during the same period of 2004. During the quarter ended September 30, 2004, we experienced numerous quality problems in our Norshield group. This included one quality problem with the windows and doors installed on one large project. As a result of this identified problem, we were forced to take remedial action in the field to repair this defect. During the quarter ended September 30, 2004, we recorded an additional $1.1 million loss on this project. This and certain other quality problems experienced during last year's third quarter resulted in a negative gross profit. These quality problems did not recur during the quarter ended September 30, 2005. In addition, Lean Manufacturing methodologies contributed to cost reductions. Fiber SenSys sales have a higher margin than does the windows and door component of the Attack Protection segment.

Cost of goods sold in the Integrated Electronic Systems segment of $2.4 million in the three months ended September 30, 2005 decreased $0.4 million or 13.2% from $2.8 million during the same period of 2004. This decrease was consistent with the related sales decrease of this segment of 12.1%, resulting in a 1.1% increase in the gross profit percentage to 16.3% from 15.2% in the three months ended September 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $3.8 million for the three months ended September 30, 2005 was down $1.0 million or 20.1% from $4.8 million during 2004. This decrease was less than the related sales decrease of this segment of 22.2%, resulting in a 1.1% decrease in the gross profit percentage to 58.5% from 59.6% in the three months ended September 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses were $10.6 million for the three months ended September 30, 2005, an increase of $1.3 million or 14.0% from $9.3 million for the same period of 2004. The majority of the increase in this expense came from the AP and PS&J segments. AP's selling, general and administrative expenses increased by $510 thousand or 46.8% during the third quarter of 2005 as compared to the third quarter of 2004. This increase was largely the result of increased legal costs associated with ongoing claims resolutions in actions both as plaintiff and defendant and for increased selling and training costs as the segment is trying to expand its presence into new marketplaces. PS&J's selling, general and administrative expenses increased by $815 thousand or 18.2% during the third quarter of 2005 as compared to the third quarter of 2004. This increase was largely the result of increased headcount resulting from personnel who joined the Company from the three acquisitions made by PS&J over the prior 12 months and new hires by PS&J. In addition, less billable activity in the third quarter of 2005 versus the third quarter of 2004 resulted in more of the existing complement of staff performing less project-oriented work.

In conjunction with the acquisitions of the assets of 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

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

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $57 thousand and $55 thousand for the three months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Research and development expenses were $3.1 million for the three months ended September 30, 2005, an increase of $1.1 million or 53.5% from $2.1 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs.

Interest expense was $0.8 million for the three months ended September 30, 2005 and September 30, 2004. The following table compares the weighted average of the Company's interest bearing borrowings, in thousands, for the three months ended September 30, 2005 and 2004 and the related rates charged thereon:

                                  Three Month Weighted     Three Month Weighted
                                     Average - 2005           Average - 2004
                                   Amount       Rate        Amount        Rate
Industrial revenue bonds          $   3,612     3.6%       $   4,052      2.7%
Subordinated borrowings           $  40,250     6.2%       $  40,250      6.2%
Swap hedge agreement              $     676     1.4%       $   3,382      3.4%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
  of deferred financing charges   $      67                $     145

Taxes on Income. The effective tax rate was a benefit of 8.7% for the three months ended September 30, 2005 and the effective tax rate was approximately 39.8% for the three months ended September 30, 2004. The federal income tax benefit recorded during the three months ended September 30, 2005 represents the reduction of a liability maintained for uncertain tax positions which was no longer required. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether more likely than not the assets will be realized.

Net Loss. The Company reported a net loss of $5.3 million for the three months ended September 30, 2005 and net loss of $1.8 million for the three months ended September 30, 2004. Diluted loss per share was a loss of $.65 for the three months ended September 30, 2005 and a loss of $.23 for the three months ended September 30, 2004. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in 2005 and 8.2 million in 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Revenues. The Company had revenues of $100.9 million and $110.2 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, representing a decrease of $9.3 million or 8.4%. As discussed below, the decrease occurred primarily from our IES and PS&J segments.

Revenues from the Institutional Security Systems segment were $43.0 million in the nine months ended September 30, 2005, an increase from $41.8 million for the same period of 2004 representing an increase of $1.2 million or 2.9%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the modest increase in revenue experienced by this segment is largely attributable to our working on more projects than we did in the previous year. Backlog for ISS had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 resulting in less work available to be performed in the year ended December 31, 2004 compared to the year ended December 31, 2003. Backlog was $49.3 million and $52.3 million at December 31, 2004 and September 30, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Beginning in the third quarter of 2005, ISS is seeing significant, heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons. This increased bidding activity is expected to result in securing more projects, which should result in increased revenue.

Revenues from the Attack Protection segment were $18.9 million in the nine months ended September 30, 2005, a decrease from $20.2 million for the same period of 2004 representing a decrease of $1.3 million or 6.7%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003, and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the nine months ended September 30, 2005 the Norshield line experienced a 2.0% decline in revenues as compared to the nine months ended September 30, 2004, whereas the Fiber SenSys line experienced a 16.6% decrease in revenues for the comparable period. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through September 30, 2005 the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, preliminary indications show twenty six embassy projects are being planned. We believe that this increased level of new embassy construction will continue for the next several years. Through September 30, 2005 the Company had not been awarded any of these embassy projects and lost one bulk bid embassy project comprising eight embassies to competitors, with eighteen projects still awaiting award. However, the Company has received a notice to proceed on one of these eighteen projects with an estimated contract value of $14.3 million. Fiber SenSys revenue decline is a result of the rollout of its next generation product, which until its testing is completed, expected in the first quarter of 2006, will negatively impact its revenues.

Revenues from Integrated Electronic Systems were $6.8 million in the nine months ended September 30, 2005, a decrease from $11.2 million for the same period of 2004 representing a decrease of $4.4 million or 39.5%. A significant portion of this segment's revenue is backlog driven. Backlog at both December 31, 2003 and December 31, 2004 was $8.3 million. IES' revenue decline was largely due to certain government clients, for which the segment receives repeat business, having had their budgets significantly reduced. In addition, IES had planned to work on one significant project in the first nine months of 2005 which, due to customer imposed delays due to its falling behind on infrastructure construction, will not be available to be worked on until the fourth quarter of 2005 or the first quarter of 2006.

Revenues from the Public Safety and Justice segment were $32.2 million for the nine months ended September 30, 2005, a decrease from $36.9 million for the same period of 2004 representing a decrease of $4.7 million or 12.7%. The decline was primarily the result of lower backlogs. These lower levels of backlog did, however, start to improve late in the quarter. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $69.6 million in the nine months ended September 30, 2005 were down $10.4 million or 13.0% from $80.0 million during the same period of 2004. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 31.0% for the nine months ended September 30, 2005 as compared to 27.4% in 2004. In 2004, the windows and door component of the Attack Protection segment experienced significant operating inefficiencies and difficulties. These inefficiencies and difficulties, which did not recur in 2005, reduced the 2004 gross profit percentage.

Cost of goods sold in the Institutional Security Systems segment of $35.5 million for the nine months ended September 30, 2005 were up $0.2 million or 0.7 % from $35.3 million during the same period of 2004. This increase was less than the related sales increase of this segment of 2.9%, resulting in a 1.8% increase in the gross profit percentage to 17.4% from 15.6% for the nine months ended September 30, 2005. This increase in gross profit percentage also resulted from certain of this segment's customers terminating contracts for convenience, resulting in the recognition of $1.3 million in gross margin due to contract closeout activities. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there including that the costs to complete its projects were going to be significantly higher than was previously projected. This was a result of significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which would cause the costs to complete these projects to increase as a result of the changes in the estimates to complete. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. We realized that the management changes made in 2002 did not adequately address the root problems identified, and as a result, projects started after 2002 continued to experience cost overruns due to a lack of appropriate oversight. Staff and management changes in ISS are ongoing. We have revised our estimates to complete these projects and believe that all future costs on these projects have been adequately considered through September 30, 2005. It should be noted that as the West Coast office is being downsized to a sales and support office, new profitable projects which previously would have been executed by this office have been and will continue to be transferred to the ISS Montgomery office division headquarters where execution will occur. This has left the West Coast office to run the remaining projects which have little or no gross margin in them. Therefore, since this office will be performing work on which no profit is available to be made, combined with the fact that the office has fixed overhead costs, will cause this office to lose money through 2005.

The West Coast problems, including project overruns, resulted in losses recorded in the following periods, in thousands:

                Second Half of 2002                             $   2,698
                First Quarter of 2003                                 595
                Second Quarter of 2003                              1,079
                Third Quarter of 2003                                 541
                Fourth Quarter of 2003                              1,872
                First Quarter of 2004                               1,271
                Second Quarter of 2004                              1,139
                Third Quarter of 2004                               1,516
                Fourth Quarter of 2004                              2,166
                First Quarter of 2005                                 740
                Second Quarter of 2005                                472
                Third Quarter of 2005                                 399
                                                                ---------
                        Total West Coast Losses                 $  14,488
                                                                =========

To address this situation, the Company has implemented more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, and has reorganized the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $14.8 million for the nine months ended September 30, 2005 decreased $3.9 million or 21.0% from $18.7 million during the same period of 2004. This decrease was far greater than the related sales decrease of this segment of 6.7%, resulting in a 14.1% increase in the gross profit percentage to 21.7% from 7.5% during the nine months ended September 30, 2004. Significant factors contributing to this increase in gross profit included the fact that in 2004, significant operating inefficiencies and difficulties were experienced by the windows and doors components of the Attack Protection segment. These inefficiencies and difficulties, which did not recur in 2005, reduced the 2004 gross profit percentage. In addition, one of this segment's customers terminated its contracts for convenience during the first quarter of 2005 resulting in the recognition of $0.2 million in gross margin due to contract closeout activities.

Cost of goods sold in the Integrated Electronic Systems segment of $5.7 million in the nine months ended September 30, 2005 decreased $3.9 million or 40.8% from $9.6 million during the same period of 2004. This decrease was consistent with the related sales decrease of this segment of 39.5%, resulting in a 1.8 % increase in the gross profit percentage to 16.1 % from 14.3% in the nine months ended September 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $13.6 million for the nine months ended September 30, 2005 was down $2.8 million or 17.3% from $16.4 million during 2004. This decrease was more than the related sales decrease of this segment of 12.7%, resulting in a 2.3% increase in the gross profit percentage to 57.9% from 55.5% in the nine months ended September 30, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses were $30.9 million for the nine months ended September 30, 2005, an increase of $4.8 million or 18.3% from $26.1 million for the same period of 2004. Much of this increase is related to additional costs incurred by the Company related to compliance with new requirements mandated by the Sarbanes-Oxley Act and the SEC. The Company expended approximately $0.4 million to perform its 2003 audit, which did not require a SOX 404 report. This was paid to our independent registered public accounting firm for audit and audit related services. For the 2004 audit, the Company expended $3.2 million for external third party costs to complete its 2004 audit and its SOX 404 report. Of this amount, approximately $2.5 million was paid to our independent registered public accounting firm for audit and audit related services with the balance paid to various consultants and others who have assisted the Company in the 404 process. Expenses related to audit and SOX 404 of $3.1 million and $0.6 million were recorded during the periods ended September 30, 2005 and 2004, respectively, for services provided or accrued for during these periods. In addition, AP's selling, general and administrative expenses increased by $1.3 million or 38.1% during the third quarter of 2005 as compared to the third quarter of 2004. This increase was largely the result of increased legal costs associated with ongoing claims resolutions in actions both as plaintiff and defendant and for increased selling and training costs as the segment is trying to expand its presence into new marketplaces. PS&J's selling, general and administrative expenses increased by $1.5 million or 12.1% during the third quarter of 2005 as compared to the third quarter of 2004. This increase was largely the result of increased headcount resulting from personnel who joined the Company from the three acquisitions made by PS&J over the prior 12 months and new hires by PS&J. In addition, less billable activity in the third quarter of 2005 versus the third quarter of 2004 resulted in more of the existing complement of staff performing less project-oriented work.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                   Amount
                               (in thousands)    Life (in years)
                               --------------    ---------------
Software                        $    2,800             5
Employment Contracts                   120            1-3
                                 ---------
                                $    2,920
                                 =========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $171 thousand and $55 thousand for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Research and development expenses were $7.5 million for the nine months ended September 30, 2005, an increase of $1.8 million or 32.1% from $5.7 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. Interest expense was $2.3 million for the nine months ended September 30, 2005, a decrease of $0.1 million or 5.8% from $2.4 million for the same period of 2004. The following table compares the weighted average of the Company's nine months ended September 30, 2005 and 2004 interest bearing borrowings, in thousands, and the related rates charged thereon:


                                             Nine Month Weighted                Nine Month Weighted
                                                Average - 2005                     Average - 2004
                                            Amount          Rate               Amount          Rate
                                        -------------- ---------------     -------------- ---------------
Bank borrowings                          $           -             - %      $         822            1.4%
Industrial revenue bonds                 $       3,774            3.5%      $       4,214            3.2%
Subordinated borrowings                  $      40,250            6.2%      $      38,163            6.2%
Swap hedge agreement                     $       1,353            1.9%      $       4,059            3.7%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
 of deferred financing charges           $         201                      $         418


Taxes on Income. The effective tax rate was a benefit of 5.7% for the nine months ended September 30, 2005 and the effective tax rate was approximately 39.7% for the nine months ended September 30, 2004. The federal income tax benefit recorded during the three months ended September 30, 2005 represents the reduction of a liability maintained for uncertain tax positions which was no longer required. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether more likely than not the assets will be realized.

Net Loss. The Company reported a net loss of $8.2 million for the nine months ended September 30, 2005 and a net loss of $2.1 million for the nine months ended September 30, 2004. Diluted loss per share was a loss of $1.01 for the nine months ended September 30, 2005 and a loss of $.26 for the nine months ended September 30, 2004. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in 2005 and 2004.

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

As of September 30, 2005, the Company had working capital of $28.6 million compared with $44.0 million as of December 31, 2004.

Net cash used in operating activities was $4.7 million during the nine months ended September 30, 2005 versus $5.9 million used in operating activities during the nine months ended September 30, 2004. The largest component of cash used in operating activities was a decrease in accounts payable and accrued liabilities of $3.9 million, a decrease in billings in excess of contract costs incurred of $1.4 million, partially offset by a decrease in receivables of $2.4 million, a decrease in cost in excess of billings of $1.7 million and a decrease in prepaid expense of $1.5 million. This decrease was largely caused by the decline in revenues experienced by the Company.

Net cash provided by investing activities was $11.0 million in the nine months ended September 30, 2005 compared to net cash used of $20.1 million in the nine months ended September 30, 2004. In the nine months ended September 30, 2005, the net of marketable securities bought and redeemed was an increase of cash of $11.6 million. In the nine months ended September 30, 2004 the net purchase of marketable securities was $15.7 million.

Net cash used in financing activities amounted to $1.2 million in the nine months ended September 30, 2005 compared with a net cash provided by financing activities of $26.5 million in the nine months ended September 30, 2004. The amount in 2004 was primarily provided through the issuance of the 2011 Notes offset by the repayment of $13.7 million of our bank borrowings.

The following table summarizes the total notes payable and related interest of the Company as of September 30, 2005 and the payments due by period, in thousands.

                            Notes Payable   Interest on Contractual Obligations
                            -------------   -----------------------------------
     December 31:
         2005 (remaining)     $       -             $       651
         2006                       440                   2,596
         2007                       440                   2,586
         2008                       440                   2,575
         2009                       440                   2,564
     Thereafter                  42,055                   3,406
                             ----------              ----------
     Totals                   $  43,815               $  14,378
                             ==========              ==========

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

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 2011 Notes. The Company did not repay any of its Industrial Revenue Bond ("IRB") borrowings as it determined that there are certain favorable tax treatments afforded the Company when it entered into these IRBs, which it would lose in the event these borrowings were repaid prematurely.


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

As long as the Company maintains pledged marketable securities equal to 111.11% of the value of its borrowings under the credit agreement, or cash equal to the value of its borrowings under the credit agreement, borrowings under the credit agreement bear interest at LIBOR + 1.00% or Prime + 1.00%. The Company incurs commitment fees equal to 0.20% on any unused balances, defined as the difference between the total amount of its $10.0 million line of credit less amounts borrowed, and outstanding under letters of credit.

The Company's total outstanding borrowings at September 30, 2005 amounted to approximately $42.8 million, net of broker's discounts in the amount of $1.0 million. The 2011 Notes accounted for $39.3 million, net of broker's discounts, of these borrowings. The remaining amount of $3.6 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.3 million and $2.3 million. The average interest rate charged to the Company at September 30, 2005 for its industrial revenue bonds was 2.9%. The variable interest rate for these borrowings fluctuated between 1.6% and 3.3% during the nine months ended September 30, 2005 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit and in determining the amount of marketable securities needed to be pledged as collateral.

Other than the Company's letters of credit, which amounted to $7.2 million at September 30, 2005, the Company has no other material off balance sheet liabilities.

At September 30, 2005 the Company had $2.8 million of unused availability, subject to the pledge of collateral under its line of credit. As a result of the variable nature of the interest rate on the Company's bank borrowings, any increase in the amount of outstanding borrowings will result in the Company's interest rate increasing and thus the amount of interest expense incurred also increasing.

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

The Company has not been profitable and in fact has recorded significant losses over the previous seven quarters. We recognize that the return to profitability is a critical objective which the Company must attain. The Company continues to have a significant amount of cash and marketable securities on its balance sheet at September 30, 2005, however, the Company must return to profitability prior to depleting its current cash and marketable securities.

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

Additional Considerations

Bid Bonds and Payment and Performance Bonds
Historically, certain of the Company's projects have required bid bonds at time of proposal submission and payment and/or performance bonds upon contract award. The majority of these bonds have been needed in the ISS and PS&J segments. In recent years, approximately 50% of ISS' work has come from jobs where payment and performance bonds are required and for PS&J, 25% of its work has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to attain the bonding needed to procure certain of its projects. In the event the Company is unable to obtain bonds, or if the terms, namely collateral, of the bonds are not within the financial means of the Company, the amount of work the Company is able to contract for will be negatively impacted.

Cost Containment
Due to current economic conditions, the Company's losses, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of the escalating selling, general and administrative costs largely associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's backlog amounted to $135.2 million at September 30, 2005. This was an increase of 6.6% from the Company's December 31, 2004 backlog of $126.9 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                             September 30,      December 31,
                                                 2005               2004
                                            --------------     --------------

        Institutional Security Systems        $    52,557             49,324
        Attack Protection                          16,210             20,803
        Integrated Electronic Systems               8,146              8,299
        Public Safety and Justice                  58,270             48,434
                                            --------------     --------------
                 Total                        $   135,183        $   126,860
                                            ==============     ==============

Included in the backlog of the Public Safety and Justice segment at September 30, 2005 and December 31, 2004 is $14.3 million and $5.1 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

Corporate Reorganization
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC, and our Public Safety and Justice group, formerly known as Tiburon, was renamed CompuDyne-Public Safety and Justice, Inc. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of the escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

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

Tax valuation allowances are established when the Company believes it is not "more likely than not" that the Company will be able to receive tax benefits in the future. The federal income tax benefit recorded during the three months ended September 30, 2005 represents the reduction of a liability maintained for uncertain tax positions which was no longer required.

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $26.0 million and $5.7 million, respectively, and intangible assets subject to amortization totaled approximately $2.5 million, net, at September 30, 2005. The Company cannot predict the occurrence of events that might adversely affect these values.

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

Economic Conditions and the After Effect of the September 11, 2001 Terrorist Attacks
Much of the work CompuDyne performs is for state and local governmental units. These entities were severely impacted by recent economic conditions and the resulting contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that had been contracted for was sometimes deferred by the customer into the future. In recent months, it appears the state and local government revenues have been improving, resulting in increased activity preparatory to the issuance of requests for new bids and ultimately, the Company expects the awarding of new projects. It appears to us that we are in the early stages of an economic recovery.

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

Market Risk
The Company is exposed to market risk related to changes in interest rates. The Company entered into a 4.9% fixed rate interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declined by $676 thousand on a quarterly basis until it matured on September 30, 2005. In January 2004 the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other expense. The change in fair value of the interest rate swap for the nine months ended September 30, 2005 was a gain of $21 thousand.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at September 30, 2005 is approximately $3.6 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, and in the event interest rates increase dramatically, the increase in interest expense to the Company could be material to the results of operations of the Company.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2005. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2005.

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

  Financial Instruments by Expected Maturity Date


      Notes Payable          Variable                              Fixed
       Year Ending           Rate ($)      Average Variable       Rate ($)         Average Fixed
        December 31       (in thousands)    Interest Rate      (in thousands)     Interest Rate
-------------------------------------------------------------------------------------------------
    2005 (remaining)      $             -                 -  $              -                  -
    2006                              440              3.18%                -                  -
    2007                              440              3.18%                -                  -
    2008                              440              3.18%                -                  -
    2009                              440              3.18%                -                  -
    Thereafter                      1,805              3.18%           40,250               6.25%
                           ---------------                    ----------------
    Total                 $         3,565              3.18% $         40,250               6.25%
    Fair Value            $         3,565              3.18% $         31,367              13.33%


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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Company management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective because of the material weaknesses in internal controls discussed below. To address these material weaknesses, the Company performed additional analysis and other procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). As of December 31, 2004, management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses.

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

These material weaknesses have previously been reported for the periods ended December 31, 2004, March 31, 2005 and June 30, 2005.

Remediation of Material Weaknesses

To address the material weaknesses described above, the Company:

     1) has upgraded and supplemented the talent of its accounting staff throughout the organization by hiring and promoting qualified candidates, including a number of external candidates. Through management's review of the accounting personnel and additions to the accounting staff, management has achieved a general control objective related to the material weakness. Management considers this material weakness pervasive to the organization and even though management feels it has taken adequate steps to remediate the control deficiency it will not be able to identify all of the control objectives affected and will not be able to formally conclude as to the remediation of this control deficiency until completion of its assessment of internal controls over financial reporting for 2005.

     2) has engaged an outside tax consultant, other than from the Company's independent registered public accounting firm, and has implemented an ongoing training program to enhance the capabilities of its internal tax personnel. As it relates to the engagement of the outside tax consultant, the analysis and reconciliation of the various tax accounts is not yet complete, therefore the remediation of this control deficiency is not complete and thus this matter continues to be classified as a material weakness.

     3) has instituted formal new procedures requiring the accounting for all significant, non-routine transactions to be documented and submitted to the Corporate Accounting Group for approval. CompuDyne management has implemented controls to achieve the control objective related to the material weakness; therefore, we have concluded that the material weakness related to Ineffective Controls over the Accounting for Non-Routine Change Orders has been fully remediated and no longer is considered to represent an internal control deficiency.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6:  Exhibits.

Exhibits -

          10.1 Severance letter with Maurice Boukelif dated August 25, 2005 (incorporated by reference to Registrant's Current Report on Form 8-K dated August 25, 2005).
          31.1 Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
          31.2 Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
          32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.
          32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COMPUDYNE CORPORATION



Date:  November 9, 2005                         /s/ Martin Roenigk
                                                ------------------
                                                Martin Roenigk
                                                Chief Executive Officer


                                                /s/ Geoffrey F. Feidelberg
                                                --------------------------
                                                Geoffrey F. Feidelberg
                                                Chief Financial Officer