Form 10-K
period 2005-12-31
COMPUDYNE CORP
filed 2006-03-28
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended DECEMBER 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number 0-29798

                              CompuDyne Corporation
             (Exact name of registrant as specified in its charter)

                   Nevada                                 23-1408659
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

              2530 Riva Road, Suite 201, Annapolis, Maryland 21401
               (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code: (410) 224-4415

        Securities registered pursuant to Section 12(b) of the Act: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock $.75 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                            Yes  |_|           NO  |X|

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                            Yes  |_|           NO  |X|

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule
                     12b-2 of the Exchange Act. (Check one):
   Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |X|

       Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                            Yes  |_|           NO  |X|

       As of March 23, 2006, a total of 8,119,404 shares of Common Stock, $.75 par value, were outstanding. The aggregate market value of common equity held by non-affiliates of the Registrant, based upon the price the common equity was last sold on the Nasdaq National Market on June
             30, 2005 was approximately $45.7 million. (see ITEM 5)

      Documents incorporated by reference: Portions of the Proxy Statement relating to the 2006 Annual Meeting of Shareholders are incorporated in Part III.

                                     PART I

ITEM 1.  BUSINESS

CompuDyne Corporation (the "Company") was reincorporated in Nevada in 1996. We were originally incorporated in 1952. We believe that we are a leading provider of products and services to the public security markets. We operate in four distinct segments: Institutional Security Systems ("ISS"); Attack Protection ("AP"); Integrated Electronic Systems ("IES"); and Public Safety and Justice ("PS&J").

Revenues from external clients, gross profit, pre-tax income and total assets for each segment for the last three years are discussed in footnote 19 to the consolidated financial statements.

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

     o    Hardline products and construction services.

Attack Protection

The Attack Protection segment is one of the country's largest manufacturers of bullet, blast and attack resistant windows and doors. The ultimate clients this segment serves consist primarily of units of the Federal Government. These products are designed for high security applications such as embassies, courthouses and Federal buildings. We also provide our products and services to corporate headquarters and other facilities requiring the highest level of protection currently available. We believe that we are a premier provider of Underwriters Laboratory ballistic standard UL-752 Level 8 security windows and doors, the highest rating level of commercial ballistic security windows and doors. Additionally, this segment designs and installs both fixed and pop-up bollards and barrier security systems.

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

Integrated Electronic Systems

The Integrated Electronic Systems segment consists of our subsidiary, CompuDyne-Integrated Electronics Division, LLP. Our IES segment provides turnkey design, production, installation, and integration of public security and safety systems. The ultimate clients this segment serves consist primarily of units of the Federal Government. This segment is a security systems integrator, specializing in a wide range of customized systems, including:

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

Our IES segment provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment.

Key products and services of the IES segment include:

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

Public Safety and Justice

The Public Safety and Justice segment consists of CompuDyne-Public Safety and Justice, Inc. (formerly Tiburon, Inc. ("Tiburon")), CorrLogic, LLC, the recently acquired subsidiary Xanalys Corporation and the acquired assets of 90 Degrees, Inc. ("90 Degrees") and Copperfire Software Solutions, Inc. ("Copperfire"). The clients this segment serves consist primarily of state and local governmental units. This segment provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. We believe that we are a worldwide market leader in the development, implementation and support of public safety and justice automation systems. Tiburon, acquired by us in 2002, has been in business since 1980.

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

     o    Investigative analysis software systems.

Substantially all of the Company's research and development expenditures occur in the PS&J segment. The PS&J segment incurred $7.8 million, $7.1 million and $7.1 million of research and development expenses in the years ended December 31, 2005, 2004 and 2003, respectively.

The Market
----------

The market opportunity for jail and prison security systems is related to new facility construction, existing facility renovations, and the trend towards outsourcing government services. We believe approximately $3.0-$3.5 billion will be spent in 2006 on correctional facility construction, of which typically between 10% and 15% relates to security equipment and security electronics, the markets that we currently serve. Our modular cell product, Maxwall, generally constitutes an additional 10% to 15% of the overall facility construction budget. Other larger security markets we serve include state and local government facilities, federal government facilities and large commercial installations.

In all four segments of our business, we face considerable competition from large and small companies. We compete primarily on a price basis with our competitors. While we are one of the largest suppliers of physical and electronic security to the corrections industry, we have one significant competitor and many small competitors.

Most of our business occurs on a bid or request for proposal basis. Because of the bid and request for proposal process, we do not generally have access to the underlying assumptions that resulted in our competitors' bids and therefore, other than price, we cannot determine why our bid was successful or unsuccessful for particular contracts. Much of the Integrated Electronic Systems work is on a cost recoverable basis and is subject to audit by the Defense Contract Audit Agency.

The Public Safety and Justice segment competes in a market where the annual new solution spending is approximately $2 billion. Solution spending represents resources dedicated to implement predefined information systems through the mix of hardware, software and services and excludes existing warranty and maintenance agreements. Most of the competitors in this market are smaller than us, providing best of breed solutions as opposed to our broad solution capability. Our large competitors include divisions of Motorola, Intergraph and Northrop Grumman.

Business Strategy
-----------------

We continually strive to position the Company to meet the expanding requirements of the public security market. We believe that we have market-leading positions in key areas of high-end security systems integration, security electronics, advanced security technology products and first responder support software. We consider ourselves to be a one-stop shop and therefore serve as a single supplier resource for the most difficult and complex public security and first responder requirements. Not all of our competitors have this capability. In order to enhance our position in the public security market, our current strategy is to:

     Pursue our existing business through internal growth. We believe that we have market-leading positions in many product and service categories, which provide us a leverageable and ready-made growth platform.

     Expand our client base to encompass high-end commercial clients. Our products are now being marketed to banks, corporate headquarters, private estates and other facilities.

     Utilize our Institutional Security capabilities in other markets. Many of our products and technologies, and the applications of those products and technologies, were designed to keep offenders confined to certain areas and to keep inmates from "breaking out." These same products and technologies can be adapted to keep people from "breaking in." We are currently working towards adapting our products to this new market.

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

     In addition, we are continually evaluating our structure to determine if another organizational structure would be more advantageous to the Company in light of the current operating environment.

Corporate Information
---------------------

We were reincorporated in Nevada in 1996 and our predecessor corporation was incorporated in Pennsylvania in 1952. Our principal executive offices are located at 2530 Riva Road, Suite 201, Annapolis, Maryland 21401. Our telephone number is (410) 224-4415.

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

There is no significant seasonality in CompuDyne's business. The Company's construction related business, ISS, however, has historically been a very cyclical business in line with the cycle of prison construction in the United States.

See the Management Outlook located in Item 7 for a discussion of backlogs.

At December 31, 2005, the Company had approximately 766 permanent employees. Of the permanent employees, approximately 93 are subject to collective bargaining agreements. The Institutional Security Systems Segment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2005, there were no temporary employees covered under collective bargaining agreements.

The ultimate clients through which substantially all of the sales of the Company are generated are the Federal government or state and local governments primarily in the United States of America.

Risks Related to Our Businesses
-------------------------------

Budget constraints of state and local governments could adversely affect our business.
Contracts for which state or local governments are the ultimate customer account for approximately 69% of our business. Our Institutional Security Systems segment, our largest business segment, outfits correctional facilities and courthouses. Similarly, our Public Safety and Justice segment almost exclusively serves state and local governments. Many state and local governments operate under very tight budget constraints. Continued budget constraints on these governments could cause them to delay or cancel pending projects, which could materially adversely affect our financial results.

The loss or reduction of U.S. Government contracts could adversely affect our business.
Contracts where the U.S. Government is the ultimate customer accounted for approximately 25% of our revenues in the fiscal year ended December 31, 2005. The U.S. Government funds these contracts in annual increments, and the contracts require subsequent authorization and appropriation, which may not occur or which may provide less than the total amount of the contract. We may not receive future contracts and the size of any contracts that we receive may vary. Fluctuations in spending by the U.S. Government for national defense could also adversely affect our ability to receive future contracts. Additionally, the U.S. Government may cancel its contracts unilaterally, at its convenience. The loss of, or a significant reduction in, this business could have an adverse effect on our business.

We operate under fixed price contracts and our inability to estimate our costs may adversely affect our financial results.
Much of our business is pursuant to fixed price contracts. If we do not accurately estimate our costs, we could suffer losses on these contracts. Increases in the cost of raw materials could have an adverse impact on our financial performance if we are not able to effectively forecast such increases. In addition, our revenues under these contracts are recognized under the percentage of completion method of accounting. This method requires considerable judgment and as a result the estimates derived at any point in time could differ significantly from the final results attained.

Our ability to obtain payment and/or performance bonds is critical to our ability to conduct business.
In the conduct of our business we are often required by our customers to obtain payment and/or performance bonds. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 75% of ISS' work has come from jobs where payment and performance bonds are required and for PS&J, 19% of its work has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to obtain the bonding needed to procure certain of its projects. As of December 31, 2005, the Company was required to provide collateral for two of its projects which it did by issuing bank letters of credit as collateral in the amount of approximately $5.5 million in total. If we are unable to obtain such bonds for any reason, or if the terms, particularly collateral requirements, of the bonds are not within our financial means, it would significantly diminish our ability to secure new contracts, and consequently our financial performance and results of operations may be materially adversely affected.

If we are unable to design, manufacture and market our products offerings in a timely and efficient manner, we may not remain competitive.
We offer a wide variety of products. If the design, manufacturing or marketing of a product or products is not successful and we must allocate more resources to ensure the products' success, it could lower the profitability of the product or products and affect customer perceptions as to the quality of products we produce.

In addition, all four segments of our business face considerable competition from large and small companies. We compete primarily on a price basis with our competitors and because of the bid and request for proposal process, we often do not have access to the underlying assumptions that resulted in our competitor's bids, and therefore, other than price we cannot determine why our bid was successful or unsuccessful for particular projects. This creates difficulty in accurately projecting the success of future bids. A decrease in the amount of successful bids and subsequent projects could have an adverse effect on our business.

If we are unable to develop and market new products in a timely manner, we may not remain competitive.
Some of our markets are characterized by continuing technological advancement, changes in customer requirements, and evolving product standards. In particular, our PS&J segment specializes in the development, implementation and support of complex, integrated software systems, and accordingly, PS&J devotes a substantial amount of resources to product development. To compete successfully, PS&J must develop and market new products that provide increasingly higher levels of performance and reliability. Product development is highly uncertain and there can be no assurance that we will successfully develop new products. Our inability to develop and market these products or to achieve customer acceptance of these products could have an adverse effect on our business.

The failure to obtain U.S. Government contracts in connection with the Department of Homeland Security's Homeland Defense initiative could adversely affect our business.
We currently do not have any U.S. Government contracts derived from the Department of Homeland Security's Homeland Defense initiative. We may not receive any contracts as a result of this initiative and the size of any contracts that we receive may vary. Our failure to secure Homeland Defense contracts could give other companies in the public security market a competitive advantage and could have an adverse effect on our business.

We are subject to substantial government regulation that could cause delays in the delivery of our products and services and may subject us to audits or other similar review processes.
As a contractor with agencies of the U.S. Government and various state governments, we are obligated to comply with a variety of regulations governing our operations and the workplace. These regulations include those promulgated by, among others, the various states with which we contract, the U.S. Departments of Commerce, State, Transportation and the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, and the U.S. Bureau of Alcohol, Tobacco and Firearms. Certain of our contracts give the contracting agency the right to conduct audits of our facilities and operations, including a review of our compliance with the prescribed procedures established in connection with the government contract. We may be subject to investigations as a result of an audit or for other causes. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Suspension or debarment could have a material adverse effect on the Company. U.S. Government contracts may also contain specific delivery requirements, which if not met satisfactorily by us could result in penalties assessed against us and a loss of profits. In addition, changes in federal, state and local laws may impact our ability to secure new contracts and otherwise affect the operations of our business.

Our inability to effectively integrate acquisitions could adversely affect our business.
We have made a number of acquisitions in recent years, which require that we integrate operations and systems and personnel from those businesses into our Company. This process requires, among other things, that we must continually evaluate our operational and financial systems and controls and enhance those systems and controls as necessary. If we are unable to successfully integrate these acquisitions it could adversely effect our operating results and our ability to comply fully with laws and regulations.

Our inability to or successfully complete our restructuring and simplify our structure could adversely affect our business.
Our Institutional Security Systems, Attack Protection and Public Safety and Justice business segments are undergoing significant organizational expense restructuring. In addition, we are evaluating our structure and strategy to determine if any less decentralized, or other organizational structure would result in lower selling, general and administrative costs and we are evaluating our strategy to determine if we would benefit from focusing on fewer segments. If we are unable to successfully complete our current organizational expense restructuring, or if we are unable to effectively further change our structure in order to achieve lower selling, general and administrative costs, it could adversely affect our operating results and detract from future growth opportunities.

If we are unable to comply with Sarbanes-Oxley Act Section 404 ("Section 404") and the requirement to maintain adequate disclosure controls and procedures, we may be adversely impacted.
Section 404 requires that certain companies establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis, the design and operating effectiveness of their internal control structure and procedures for financial reporting. Although we are not required to comply with Section 404 for 2005, we were required to comply in 2004 and we previously disclosed that our internal control over financial reporting as of December 2004 had material weaknesses. Although we have remediated the material weaknesses, and currently are not required to comply with Section 404, we will be required to comply with Section 404 in 2007 and any future inability to maintain an adequate internal control structure and disclosure controls and procedures could result in our independent registered public accounting firm issuing an adverse opinion on our internal controls, increased regulatory scrutiny and possible restatement of our financial statements and delisting of our common stock on the Nasdaq market. Compliance with Section 404 will also result in substantial additional expenses.

We may need additional financing for bonding requirements, working capital and capital expenditures and additional financing may not be available on terms acceptable to us.
In order to operate our business, we may need to obtain additional surety bonds, maintain working capital and make significant capital expenditures and may need additional capital to do so. Our ability to operate and grow is dependent upon, and may be limited by, among other things, availability of financing arrangements. Additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue new projects or maintain our operations, and if we can obtain additional financing, the additional financing may not be on terms which are satisfactory to us.

Our failure to remain in compliance with the terms of our credit facility could adversely affect our business.
As of September 30, 2004 we were not in compliance with the "minimum fixed charge coverage ratio" and as of December 31, 2004 we were not in compliance with the "minimum EBITDA" covenant in our credit facility. The bank who is a party to our credit facility agreed to waive compliance with these covenants in connection with an amendment to our credit facility dated October 29, 2004 and March 4, 2005, respectively. On May 3, 2005, our bank confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of our failure to timely file an Amendment to our Annual Report on Form 10-K for the year ended December 31, 2004. In the event that we were to breach a covenant under our credit facility in the future, there can be no guarantee that we could secure a waiver for such breach and we would be in default under the credit facility. Our failure to remain in compliance with the terms of our credit facility could have a material adverse effect on our ability to conduct our business and to fulfill our obligations under our Convertible Subordinated Notes due 2011 ("2011 Notes").

Legal proceedings may adversely affect our business.
We are a party to certain legal actions and inquiries for environmental and other matters resulting from the normal course of business. Some of our businesses, especially Institutional Security Systems, involve working as a subcontractor to a prime contractor. From time to time we make claims against the prime contractor, or the prime contractor makes claims against us. At any point in time we are engaged in a number of claim disputes with prime contractors, some of which may have a significant negative outcome. Although the total amount of liability with respect to these matters cannot be ascertained given the nature of the related allegations, we presently believe that any resulting liability would not have a material effect on our financial position, results of future operations or cash flows. In addition to claims with prime contractors, we may also make claims against customers and customers may make claims against us.

We have been named in lawsuits involving asbestos related personal injury and death claims in which CompuDyne Corporation, individually and as an alleged successor, is a defendant. We have been named as a defendant in cases related to claims for asbestos exposure allegedly due to asbestos contained in certain of its predecessor's products. We have advised our insurers of each of these cases, and the insurers are providing a defense pursuant to agreement with us, subject to reservation of rights by the insurers. The insurers have advised that claims in such litigation for punitive damages, exemplary damages, malicious and willful and wanton behavior and intentional conduct are not covered. One of the carriers has given notice that asbestos related claims are excluded from certain of these policies. The insurers have additional coverage defenses which are reserved, including that claims may fall outside of a particular policy period of coverage. Litigation costs to date have not been significant and we have not paid any settlements from our own funds.

The Company cannot ascertain the total amount of potential liability with respect to these legal matters, but does not believe that any such potential liability should have a material effect on its financial position, future operations or future cash flows. However, litigation is inherently risky and unexpected results could have a material adverse effect on us.

We are exposed to potential liability to clients and others.
Our  involvement  in the public  security  and  justice  business  exposes us to potential liability claims from our clients. Our products are used in applications where their failure could result in serious personal injuries and death. We have sought ways to minimize loss to our clients by obtaining product liability and professional liability insurance policies; however, a successful claim could result in liability in excess of coverage limits or the cancellation of insurance coverage and have an adverse effect on our business and operations.

We are subject to various environmental laws that could subject us to unforeseen expenditures.
Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the manufacture of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Although we believe that we have made sufficient capital expenditures to maintain compliance with existing laws and regulations, future expenditures may be necessary as compliance standards and technology change. Unforeseen significant expenditures required to maintain such compliance, including unforeseen liabilities, could have an adverse effect on our business and financial condition.

Our ability to generate sufficient cash to make principal and interest payments on the 2011 Notes depends on many factors beyond our control.
Our ability to make payments on and to repurchase the 2011 Notes upon maturity will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, cost savings may not be realized, and future borrowings may not be available to us under credit arrangements in an amount sufficient to enable us to make the principal and interest payments on the 2011 Notes. We may need to refinance all or a portion of our indebtedness under the 2011 Notes on or before maturity. We may not be able to refinance the 2011 Notes, if necessary, on commercially reasonable terms or at all.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements made in this Form 10-K with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities  laws.  When  used in this Form  10-K,  words  such as  "anticipate,"
"believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation, regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to remain in compliance with its bank covenants, delays in government procurement processes, ability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley, the Company's ability to realize anticipated cost savings, the Company's ability to simplify its structure and modify its strategic objectives, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

Available Information
---------------------

Our website is located at www.CompuDyne.com. The Company makes available free of charge all of its SEC filings (including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports) on the Company website and posts the filings as soon as reasonably practicable after electronically filing or otherwise furnishing such material to the SEC.

ITEM 2.  PROPERTIES

The Company's principal executive offices are in Annapolis, Maryland where the Company leases approximately 4,358 square feet of office space.

At December 31, 2005 the Institutional Security Systems segment leased primary facilities for engineering, assembly and administration including: Alabama - 40,250 square feet, California - 15,795 square feet, Maryland - 9,500 square feet, Arizona - 8,369 square feet and North Carolina - 5,775 square feet.

At December 31, 2005 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama - 165,883 square feet. A portion of this space is used by the ISS segment for administrative purposes. These facilities are encumbered by Industrial Revenue Bonds. The Attack Protection segment also leases 31,372 square feet of office/warehouse space in Oregon.

At December 31, 2005 the Integrated Electronic Systems segment leased primary facilities for engineering, assembly and administration in Maryland - 14,690 square feet.

At December 31, 2005 the Public Safety and Justice segment leased primary facilities for engineering and administration including California - 34,527 square feet, Colorado - 10,432 square feet, Texas - 10,247 square feet, United Kingdom - 6,663 square feet, Oregon - 5,669 square feet, Utah - 5,422 square feet, Washington - 4,000 square feet, Massachusetts - 3,552 square feet, and Wisconsin - 1,902 square feet.

The Company leases only those properties necessary to conduct its business and does not invest in real estate or interests in real estate on a speculative basis. The Public Safety and Justice segment's California office has signed a new lease agreement for 30,772 square feet of office space to replace the currently used 32,050 square feet of office space beginning on April 1, 2006. The lease has a term of six years and total future minimum rental payments under the lease are $4.2 million. The Company believes that after this relocation the current properties will be suitable and adequate for its current operations. Additional space may be required to service contracts in other areas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

CompuDyne Common Stock is quoted on the Nasdaq National Market, under the symbol "CDCY." There were 1,907 common shareholders of record as of March 23, 2006.

The following table sets forth the high and low sales for CompuDyne Common Stock as quoted on the Nasdaq National Market.

                                       2005                       2004
                                       ----                       ----
Quarter Ended                    High         Low           High         Low
-------------                  -------------------        -------------------
March 31                       $ 7.80       $ 4.65        $13.19       $ 8.56
June 30                        $ 8.00       $ 5.03        $17.46       $ 8.55
September 30                   $ 9.40       $ 5.27        $11.61       $ 7.06
December 31                    $ 6.75       $ 4.74        $ 8.50       $ 6.10

The Company did not pay any dividends on its common stock during the years ended December 31, 2005 and 2004, and its bank covenants forbid paying dividends until satisfaction in full of the obligations and termination of the banking agreements. In addition, the Company's 2011 Notes restrict the Company's ability to declare or pay cash dividends.

ITEM 6.     SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 2005, 2004, 2003, 2002, and 2001. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report or in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.


(In thousands except per share data)                                For the years ended December 31
                                                 -----------------------------------------------------------------------
                                                       2005(b)         2004          2003        2002(a)           2001
                                                  ------------  ------------  ------------  ------------  --------------
Net sales                                        $    141,650  $    142,782  $    193,263  $    155,556  $      127,394
                                                  ============  ============  ============  ============  ==============
Gross profit                                     $     42,539  $     37,678  $     46,396  $     34,816  $       25,280
Selling, general and administrative expenses           40,567        36,219        32,305        25,785          17,378
Research and development                                8,685         7,755         7,374         4,916              70
Impairment of goodwill and other intangibles                -         1,826             -             -               -
                                                  ------------  ------------  ------------  ------------  --------------
Operating (loss) income                          $     (6,713) $     (8,122) $      6,717  $      4,115  $        7,832
                                                  ============  ============  ============  ============  ==============
Interest expense, net of interest income         $      2,233  $      2,289  $      1,051  $      1,394  $        2,540
                                                  ============  ============  ============  ============  ==============
Net (loss) income                                $     (8,691) $     (8,198) $      3,408  $      1,814  $        4,092
                                                  ============  ============  ============  ============  ==============
(Loss) earnings per share (c):
Basic
  (Loss) earnings per common share               $      (1.07) $      (1.01) $        .43  $        .24  $          .75
                                                  ============  ============  ============  ============  ==============
Weighted average number of common
  shares outstanding                                    8,129         8,136         7,895         7,456           5,424
                                                  ============  ============  ============  ============  ==============
Diluted
  (Loss) earnings per common share               $      (1.07) $      (1.01) $        .42  $        .23  $          .67
                                                  ============  ============  ============  ============  ==============
Weighted average number of common
  shares and equivalents                                8,129         8,136         8,158         7,940           6,110
                                                  ============  ============  ============  ============  ==============

Total assets                                     $    126,692  $    132,891  $    115,732  $    120,804  $       74,485
                                                  ============  ============  ============  ============  ==============
Long-term debt                                   $     42,870  $     43,123  $     17,658  $     27,510  $       15,162
                                                  ============  ============  ============  ============  ==============
Total shareholders' equity                       $     36,422  $     45,831  $     52,927  $     49,204  $       32,637
                                                  ============  ============  ============  ============  ==============


Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

Notes:
     (a) Includes operations of Tiburon, Inc. from May 2, 2002, the date of acquisition.
     (b) Includes operations of Xanalys Corporation from August 24, 2005, the date of acquisition.
     (c) No dividends have been paid on the Company's Common Stock during the above periods.

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

Included in the Institutional Security Systems segment is the TrenTech line which manufactures and integrates electronic security systems. TrenTech integrates generally available products and software as well as developing its own proprietary systems. TrenTech has developed a sophisticated proprietary video badging system, with approximately 250 systems installed at more than 70 facilities, most of which are military installations.

The Institutional Security Systems segment also manufactures a complete line of locks and locking devices under the brand name Airteq. Airteq is an industry leader in pneumatic and electro-mechanical locking devices used in the corrections industry.

The Attack Protection segment is one of the country's largest manufacturers of bullet, blast and attack resistant windows and doors designed for high security applications such as embassies, courthouses, Federal buildings, banks, corporate headquarters and other facilities that insist on having the highest level of protection currently available. We believe that we are a premier provider of Underwriters Laboratory ballistic standard UL-752 Level 8 security windows and doors, the highest rating level of commercial ballistic security windows and doors. Our attack resistant windows and doors are integrated and structurally secure products with specifically designed frames and encasements that are integral parts of the structure in which they are installed. Existing product installations number in the thousands and range from the Middle East to the White House. AP is a significant supplier of bullet and blast resistant windows and doors to United States embassies throughout the world. AP usually works under contracts from prime contractors who have direct contracts with the United States Department of State, the segment's largest client. Attack Protection products are also sold to drug stores and convenience stores to secure drive through facilities. Other commercial applications include guard booths, tollbooths, cash drawers and other similar items. Additionally, this segment designs and installs both fixed and pop-up bollards and wedge barrier security systems.

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

The Public Safety and Justice segment consists of CompuDyne-Public Safety and Justice, Inc. (formerly Tiburon, Inc.), CorrLogic, LLC, the recently completed acquisition of Xanalys Corporation and the acquired assets of 90 Degrees, Inc. ("90 Degrees") and Copperfire Software Solutions, Inc. ("Copperfire"). PS&J's software systems are used in a wide range of applications within the public safety and criminal justice sectors of governmental units, including police, fire and emergency medical services computer-aided dispatch systems, and police, fire, jail, prosecution, probation, court records and institutional medical software management systems. We also specialize in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management systems that improve the efficiency and accuracy of correctional facility operations.

During the second half of 2004, we expanded our offerings in the Public Safety and Justice segment by acquiring the assets of 90 Degrees and Copperfire. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and Emergency Medical Service agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. Xanalys was acquired during the third quarter of 2005. Xanalys provides a suite of investigative management and analysis solutions that enable investigators to collect, analyze and share information to solve cases. We believe that integration of Copperfire's and Xanalys' products will enhance our total offerings in PS&J.

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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. The December 31, 2005 quarter is the third consecutive quarter in which we experienced a quarter-over-quarter increase. Backlog was approximately $148.1 million at December 31, 2005, as shown in the following table:


                           Institutional                   Integrated      Public
                             Security         Attack      Electronics    Safety and     Backlog
  (in thousands)             Systems        Protection      Systems        Justice        Total
                          -----------------------------------------------------------------------
December 31, 2002          $ 99,527          $ 18,478       $ 11,440        $ 74,867      $204,312
December 31, 2003          $ 57,258          $ 10,043       $  8,326        $ 63,727      $139,354
December 31, 2004          $ 49,324          $ 20,803       $  8,299        $ 48,434      $126,860
March 31, 2005             $ 42,700          $ 20,139       $  8,395        $ 44,488      $115,722
June 30, 2005              $ 56,492          $ 19,466       $  9,105        $ 46,045      $131,108
September 30, 2005         $ 52,557          $ 16,210       $  8,146        $ 58,270      $135,183
December 31, 2005          $ 58,128          $ 28,802       $  7,503        $ 53,705      $148,138


Historically, approximately 93% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, due to the general economic slowdown, state and local budgets, which we are dependent on for approximately 69% of our revenue sources, have come under intense pressure. Most states were running in a deficit situation, as were many local governments. This caused many of them to delay and in some cases cancel many infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have increased our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 15.4% of the revenue in 2005 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.


                                                              Year Ended December 31, 2005
                                                              ----------------------------
          (in thousands)             One-time Revenue    %     Recurring Revenue  %           Total
                                   -------------------------------------------------------------------
Institutional Security Systems      $      56,035      39.6    $      4,617      3.3    $      60,652
Attack Protection                          27,017      19.1               -        -           27,017
Integrated Electronic Systems               7,786       5.5           2,324      1.6           10,110
Public Safety and Justice                  28,987      20.4          14,884     10.5           43,871
                                     -----------------------    ---------------------    -------------
     Total                          $     119,825      84.6    $     21,825     15.4    $     141,650
                                     =======================    =====================    =============


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

During the second half of 2004, we expanded our offerings in the Public Safety and Justice segment by acquiring the assets of 90 Degrees and Copperfire. 90 Degrees provides a web-based fire records management system, which is being integrated into our current PS&J product offerings. 90 Degrees' enterprise-wide records management solutions assist fire and emergency medical service agencies in managing responses to emergency situations. We anticipate that as we integrate 90 Degrees' product offerings into our PS&J product offerings, the open web-based technology from 90 Degrees will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. Xanalys was acquired during the third quarter of 2005. Xanalys provides a suite of investigative management and analysis solutions that enable investigators to collect, analyze and share information to solve cases. We believe that integration of Copperfire's and Xanalys' products will enhance our total offerings in PS&J.

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

On December 21, 2005 the Securities and Exchange Commission issued Release No. 33-8644 "Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports" (the "Release"). The Release revised the definition of "accelerated filer" to make it simpler for accelerated filers whose public float falls below the $50 million threshold on the measurement date of June 30 to exit accelerated filer status. Under the new rules, an accelerated filer that has voting and non-voting equity held by non-affiliates of less than $50 million at the end of its second fiscal quarter is permitted to exit accelerated filer status at the end of that year and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. Accelerated filer status affects an issuer's deadlines for filing its periodic reports with the SEC and complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. A non-accelerated filer must begin to comply with the internal control over financial reporting requirements including the attestation report of a registered public accounting firm for its first fiscal year ending on or after July 15, 2007. The Company exited accelerated filer status as of December 31, 2005.

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status.

Prior to the Release CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, is not required to comply with Section 404 for the year ended December 31, 2005.

Results of Operations

YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues. The Company had revenues of $141.6 million and $142.8 million for the years ended December 31, 2005 and December 31, 2004, respectively, representing a decrease of $1.13 million or 0.8%. As discussed below, the decrease occurred primarily from our IES and PS&J segments offset by increases from our ISS and AP segments.

Revenues from the Institutional Security Systems segment were $60.7 million for the year ended December 31, 2005, an increase from $54.0 million for the year 2004 representing an increase of $6.7 million or 12.4%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to our working on more projects than we did in the previous year. Backlog for ISS had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003. Backlog was $49.3 million and $58.1 million at December 31, 2004 and December 31, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Beginning in early 2005, ISS is seeing significant, heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons. This increased bidding activity is expected to result in securing more projects, which should result in increased revenue. During the last three quarters of 2005, ISS' backlog increased significantly providing the segment with a greater opportunity to generate revenue during the second half of 2005.

Revenues from the Attack Protection segment were $27.0 million for the year ended December 31, 2005, an increase from $25.2 million for the same period of 2004 representing an increase of $1.9 million or 7.4%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003, and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the year ended December 31, 2005 the Norshield line experienced a 14.6% increase in revenues as compared to the year ended December 31, 2004, whereas the Fiber

SenSys line experienced a 10.8% decrease in revenues for the comparable period. The increase in revenue of $2.6 million in the Norshield line is a direct result of the award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue decline is a result of the rollout of its next generation product, which until its testing is completed, expected in the first quarter of 2006, has and will continue to negatively impact revenues. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through December 31, 2005 the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, twenty-eight embassy projects were planned. We believe that this increased level of new embassy construction will continue for the next several years. Through December 31, 2005 the Company had been awarded three of these projects, one of which was for a total of $14.3 million, and lost one project and one bulk bid embassy project comprising eight embassies to competitors, with sixteen projects still awaiting award.

Revenues from Integrated Electronic Systems were $10.1 million for the year ended December 31, 2005, a decrease from $14.3 million for the same period of 2004 representing a decrease of $4.2 million or 29.3%. A significant portion of this segment's revenue is backlog driven. Backlog at both December 31, 2003 and December 31, 2004 was $8.3 million. IES' revenue decline was largely due to certain government clients, for which the segment receives repeat business, having had their budgets significantly reduced. This decrease was partially offset by a new $2.0 million project. The first half of 2005 was a difficult time for IES, with a downturn in revenues and gross profit, ensuing from: a delay in a large-scale installation contract, pending the government's completion of the building to house the system's Command and Control Center; a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and a delay in the start-up of a 5-year, $25 million security contract, due to an award protest by the predecessor contractor.

Revenues from the Public Safety and Justice segment were $43.9 million for the year ended December 31, 2005, a decrease from $49.4 million for the same period of 2004 representing a decrease of $5.5 million or 11.2%. The decline was primarily the result of lower backlogs and an increased focus on developing our next generation product which resulted in more hours worked on research and development and less hours worked on revenue-generating projects. Revenues were also impacted by relatively low contract signing rates in early 2005, low billing rates and difficult performance requirements on some contracts. The lower levels of backlog did, however, start to improve late in the year. During the fourth quarter of 2005 PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects, resulting in increased revenue. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $99.1 million for the year ended December 31, 2005 were down $6.0 million or 5.7% from $105.1 million during the same period of 2004. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 30.0% for the year ended December 31, 2005 as compared to 26.4% in 2004. In 2004, the windows and door component of the Attack Protection segment experienced significant operating inefficiencies and difficulties. These inefficiencies and difficulties, which did not recur in 2005, reduced the 2004 gross profit percentage.

Cost of goods sold in the Institutional Security Systems segment of $50.8 million for the year ended December 31, 2005 were up $3.2 million or 6.8% from $47.5 million during the same period of 2004. This increase was less than the related sales increase of this segment of 12.4%, resulting in a 4.4% increase in the gross profit percentage to 16.3% from 11.9% for the year ended December 31, 2004. This increase in gross profit percentage resulted mainly from one of this segment's customers terminating its contract for convenience, resulting in the recognition of $1.3 million in gross margin. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there, including that the costs to complete its projects were going to be significantly higher than was previously projected. This resulted in significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which caused the costs to complete these projects to increase. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. The West Coast office continues to be affected by one final contract which requires ISS to install a proprietary duress system which has been validated through an independent consultant and the manufacturer of the equipment but will not function as required by the contract specifications. ISS has incurred significant costs trying to make the equipment function as desired. The customer is working with ISS to develop a level of acceptance, and both ISS and the customer are cooperating to close out the project in an amicable manner. We believe that all future costs on these projects have been adequately accounted for through December 31, 2005. Senior management at the West Coast operations has been replaced as well as certain project management and engineering staff. It should be noted that the West Coast office has been downsized to a sales and support office, consolidating the estimating, electronics engineering and electronics fabrication functions into the Montgomery home office. The project management and hardline engineering staff has been upgraded to experienced professional personnel, and this office only manages projects specifically suited to their expertise or as required by the local marketplace. The West Coast office realized eleven consecutive months of positive gross margins on such projects in 2005. Despite these positive gross margins, the West Coast office experienced high legal and overhead costs closing out many of the old projects. While this resulted in an overall loss at the West Coast operation, the office was also able to significantly reduce aged receivables and filed multiple claims for possible future upside recovery. The office is in the process of moving its facilities to a smaller, more cost effective facility, which will further reduce overhead costs in the future.

The West Coast problems, including project overruns, resulted in pre-tax losses recorded in the following periods, in thousands:

         Second Half of 2002                    $  2,698
         Full Year 2003                            4,087
         Full Year 2004                            6,092
         First Quarter of 2005                       740
         Second Quarter of 2005                      472
         Third Quarter of 2005                       399
         Fourth Quarter of 2005                      417
                                                --------
                 Total West Coast Losses        $ 14,905
                                                ========

To address this situation, the Company has implemented more centralized controls, replaced certain personnel at its West Coast operations and its Alabama headquarters, and has reorganized the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $20.9 million for the year ended December 31, 2005 decreased $2.7 million or 11.4% from $23.6 million during the same period of 2004. This decrease was not proportional when compared to the relative sales increase, resulting in a 16.4% increase in the gross profit percentage to 22.6% from 6.2% during the year ended December 31, 2004. Significant factors contributing to this increase in gross profit included the fact that in 2004, significant operating inefficiencies and difficulties were experienced by the windows and doors components of the Attack Protection segment. These inefficiencies and difficulties amounted to approximately $1.9 million, which contributed to the reduction of the 2004 gross profit percentage. They did not recur in 2005 due to new senior management hired in January 2005 that has reduced manufacturing and overhead costs. In addition, one of this segment's customers terminated its contracts for convenience during the first quarter of 2005 resulting in the recognition of $0.2 million in gross margin due to contract closeout activities.

Cost of goods sold in the Integrated Electronic Systems segment of $8.5 million for the year ended December 31, 2005 decreased $3.8 million or 30.9% from $12.3 million during the same period of 2004. This decrease was consistent with the related sales decrease of this segment of 29.3%, resulting in a 2.0% increase in the gross profit percentage to 16.1% from 14.1% in the year ended December 31, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $19.0 million for the year ended December 31, 2005 was down $2.7 million or 12.7% from $21.7 million during 2004. This decrease was more than the related sales decrease of this segment of 11.2%, resulting in a 0.8% increase in the gross profit percentage to 56.8% from 56.0% in the year ended December 31, 2004. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses were $40.6 million for the year ended December 31, 2005, an increase of $4.3 million or 12.0% from $36.2 million for the same period of 2004. Much of this increase is related to additional costs incurred by the Company related to compliance with new requirements mandated by the Sarbanes-Oxley Act and the SEC. The Company expended approximately $0.4 million to perform its 2003 audit, which did not require a SOX 404 report. This was paid to our independent registered public accounting firm for audit and audit related services. For the 2004 audit, the Company expended $3.2 million for external third party costs to complete its 2004 audit and its SOX 404 report. Of this amount, approximately $2.5 million was paid to our independent registered public accounting firm for audit and audit related services with the balance paid to various consultants and others who have assisted the Company in the 404 process. Expenses related to audit and SOX 404 of $2.1 million and $1.9 million were recorded during the years ended December

31, 2005 and 2004, respectively, for services provided or accrued for during these periods. In addition, AP's selling, general and administrative expenses increased by $1.2 million or 24.8% during the year ended December 31, 2005 as compared to the year ended December 31, 2004. This increase was largely the result of increased legal costs associated with ongoing claims resolutions in actions both as plaintiff and defendant and for increased selling and training costs as the segment is trying to expand its presence into new marketplaces. PS&J's selling, general and administrative expenses increased by $1.8 million or 10.3% during the year ended December 31, 2005 as compared to the year ended December 31, 2004. This increase was largely the result of increased headcount and related costs from the three acquisitions made by PS&J in 2004 and 2005. In addition, the Xanalys acquisition contributed approximately $600 thousand to this increase.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                               Amount
                                           (in thousands)    Life (in years)
                                           --------------    ---------------
Software                                       $ 2,434               5
Non Compete Agreements                             130               3
Tradename                                           60              15
                                               -------
                                               $ 2,624

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $582 thousand and $178 thousand for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

In an effort to further reduce costs, during 2005 the Company eliminated the position of Chief Operating Officer and had its division Presidents report directly to the Company's CEO.

Research and development expenses were $8.7 million for the year ended December 31, 2005, an increase of $0.9 million or 12.0% from $7.8 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During 2005 Public Safety and Justice started investing in its Next Generation products and expended $884 thousand for this project, and is expected to spend $2.5 million and $1.0 million in 2006 and 2007, respectively.

Interest expense was $3.1 million for the year ended December 31, 2005, a decrease of $0.2 million or 7.1% from $3.3 million for the same period of 2004. The following table compares the weighted average of the Company's twelve months ended December 31, 2005 and 2004 interest bearing borrowings, in thousands, and the related rates charged thereon:

                                  Monthly Weighted           Monthly Weighted
                                   Average - 2005             Average - 2004
                                 Amount        Rate          Amount        Rate
                                 ------        ----          ------        ----
Bank borrowings                  $      -       -%         $    617       4.2%
Industrial revenue bonds         $  3,722     3.7%         $  4,162       3.1%
Subordinated borrowings          $ 40,250     6.2%         $ 40,250       6.2%
Swap hedge agreement             $  1,015     1.4%         $  3,721       3.6%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
  of deferred financing charges  $   283                   $   600

Taxes on Income. The effective tax rate was a benefit of 2.4% for the year ended December 31, 2005 and the effective tax benefit rate was approximately 21.4% for the year ended December 31, 2004. The Company's tax benefit of $2.2 million for the year ended December 31, 2004 was primarily a result of the Company's ability to carryback the loss incurred in 2004 to prior years, resulting in Federal and State tax receivables. Since all available tax loss prior year receivables were used via the 2004 carrybacks, no such receivables were available to offset the December 31, 2005 losses generated by the Company. The tax benefit for the year ended December 31, 2005 is primarily a result of $500 thousand previously recorded as a reserve for uncertain tax positions which is no longer needed, partially offset by state tax expenses. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether more likely than not the assets will be realized. The Company had net operating loss carryforwards for financial accounting purposes of $8.9 million at December 31, 2005.

Net Loss. The Company reported a net loss of $8.7 million for the year ended December 31, 2005 and a net loss of $8.2 million for the year ended December 31, 2004. Diluted loss per share was a loss of $1.07 for the year ended December 31, 2005 and a loss of $1.01 for the year ended December 31, 2004. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in both 2005 and 2004.

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

Revenues from the Institutional Security Systems segment were $54.0 million for the year ended December 31, 2004, a decrease from $98.7 million for the same period of 2003 representing a decrease of $44.7 million or 45.3%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on less projects than we did in the previous year. The principal reason for the decline was that its backlog had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003 thus resulting in less work available to be performed in the year ended December 31, 2004 as compared to the year ended December 31, 2003. Backlog at December 31, 2004 had declined further to $49.3 million. The years 2003 and 2004 have been slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2002, 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which are causing these governmental units to rethink and delay many of their pending corrections projects.

Revenues from the Attack Protection segment were $25.2 million for the year ended December 31, 2004, a decrease from $28.4 million for the same period of 2003 representing a decrease of $3.2 million or 11.3%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003 and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the year ended December 31, 2004 the Norshield line experienced a 22.7% decline in revenues as compared to the year ended December 31, 2003, whereas the Fiber SenSys line experienced a 40.5% increase in revenues for the comparable period. The Company continues to see heightened interest for its Fiber SenSys products and expects sales for these items to continue to experience sustainable growth. The slow-down in the government building process experienced during 2002 and 2003 appears to have stabilized. It appears that projects are being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003 the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. Through December 31, 2004, the Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy projects. During 2004, we bid on fifteen new embassy projects. Through March 2005 the Company was awarded six of these embassy projects for a total contract value of $8.6 million, and lost seven embassy projects to competitors, with two projects still awaiting award. In 2005, preliminary indications show eighteen embassy projects will be available for bid. It appears to us that this increased level of new embassy construction will continue for the next several years.

Revenues from the Integrated Electronic Systems segment were $14.3 million for the year ended December 31, 2004, a decrease from $16.4 million for the same period of 2003 representing a decrease of $2.1 million or 13.1%. A significant portion of this segment's revenue is backlog driven. The Integrated Electronic Systems segment ended 2002 with a backlog level of $11.4 million. Backlog at December 31, 2003 was $8.3 million and at December 31, 2004 was also $8.3 million.

Revenues from the Public Safety and Justice segment were $49.4 million for the year ended December 31, 2004, a decrease from $49.8 million for the same period of 2003 representing a decrease of $0.4 million or 0.8%. In 2003, the Company recognized approximately $5.5 million of revenue related to hardware supplied under a contract with one of its customers. Minimal margin was earned on this hardware. Although PS&J ships certain hardware components to clients on an occasional basis, shipments of this magnitude of hardware, done to accommodate our client, is an unusual and non-routine event. In addition, it should be noted that although we made two acquisitions in this segment in 2004 (90 Degrees and Copperfire), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size and due to their occurring in the later part of the year.

Expenses. Cost of goods sold of $105.1 million for the year ended December 31, 2004 were down $41.8 million or 28.4% from $146.9 million during the same period of 2003. This decrease was a result of decreased costs of goods sold of $36.9 million at the Institutional Security Systems segment, largely attributable to the decreased sales of this segment. The smaller percentage decrease in sales as compared to the percentage decrease in cost of goods sold resulted in an increased gross profit percentage of 26.4% for the year ended December 31, 2004 as compared to 24.0% in 2003.

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

Cost of goods sold in the Integrated Electronic Systems segment of $12.3 million for the year ended December 31, 2004 decreased $1.6 million or 11.3% from $13.8 million during the same period of 2003. This decrease was less than the related sales decrease of this segment of 13.1%, resulting in a 1.8% decrease in the gross profit percentage to 14.1% from 15.9% in the year ended December 31, 2003. Substantially all of the projects awarded in this segment are discrete projects.

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


                                       Monthly Weighted               Monthly Weighted
                                        Average - 2004                 Average - 2003
                                       Amount        Rate             Amount        Rate
                                  ----------------  --------     ----------------  --------
                                   (in thousands)                 (in thousands)
Bank borrowings                   $           617       4.2%     $        16,208       3.6%
Industrial revenue bonds          $         4,162       3.1%     $         4,675       3.7%
Subordinated borrowings           $        40,250       6.3%                   -         -
Swap hedge agreement              $         3,721       3.6%     $         6,103       4.0%


In addition the Company recorded the following non-cash interest expense:

Amortization and write-off
  of deferred financing charges  $           600                 $           250

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

Net (Loss) Income. The Company reported net (loss) income of ($8.2) million and $3.4 million for the years ended December 31, 2004 and 2003, respectively. The reason for the loss in 2004 was the significant decline in revenues. While the Company was able to significantly reduce its cost of goods sold, its selling, general and administrative expenses increased while its revenues significantly decreased, contributing to the loss. Diluted earnings per share decreased to a loss of ($1.01) in the year ended December 31, 2004 from a profit of $.42 in the year ended December 31, 2003. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.1 million in 2004 and
8.2 million in 2003.

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

As of December 31, 2005, the Company had working capital of $35.3 million compared with $44.0 million as of December 31, 2004.

Net cash used in operating activities was $3.6 million during the year ended December 31, 2005 versus $4.5 million provided by operating activities during the year ended December 31, 2004. This decrease was largely caused by the decline in revenues and the $8.9 million loss experienced by the Company. The largest component of cash used in operating activities was an increase in accounts receivable of $5.2 million, which was partially offset by a decrease in cost in excess of billings of $2.3 million and a decrease in prepaid expenses and other current assets of $3.0 million.

Net cash provided by investing activities was $6.5 million for the year ended December 31, 2005 compared to net cash used of $26.8 million in the year ended December 31, 2004. In the year ended December 31, 2005, the net of marketable securities bought and redeemed was an increase of cash of $8.0 million. In the year ended December 31, 2004 the net purchase of marketable securities was $19.5 million.

Net cash used in financing activities amounted to $1.1 million for the year ended December 31, 2005 compared with a net cash provided by financing activities of $25.6 million in the year ended December 31, 2004. The amount in 2004 was primarily provided through the issuance of the 2011 Notes, offset by the repayment of $13.7 million of bank borrowings.

The following table summarizes contractual obligations consisting of total notes payable, non-cancelable operating lease obligations and related interest of the Company as of December 31, 2005 and the payments due by period, in thousands.

                                      Non-Cancelable          Interest on
                                      --------------          -----------
                    Notes Payable    Operating Leases   Contractual Obligations
                    -------------    ----------------   -----------------------
  December 31:
      2006              $   440           $ 2,497          $    2,636
      2007                  440             2,551               2,620
      2008                  440             1,885               2,604
      2009                  440             1,544               2,588
      2010                  440             1,313               2,571
  Thereafter             41,615             1,120                 856
                        -------        ----------             --------
  Totals                $43,815        $   10,910             $13,875
                        =======        ==========             =======

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

On January 22, 2004, the Company completed the offering of the 2011 Notes. The offering was for $40.25 million principal amount. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The proceeds from the 2011 Notes were used to repay substantially all of the Company's outstanding bank borrowings.

During January 2004, the Company repaid substantially all of its outstanding bank borrowings from the proceeds of the issuance of its 2011 Notes. The Company did not prepay any of its Industrial Revenue Bond ("IRB") borrowings as it determined that there are certain favorable tax treatments afforded the Company when it entered into these IRBs, which it would lose in the event these borrowings were prepaid.

On October 29, 2004 and March 4, 2005, the Company and its bank entered into amendments to its credit agreement pursuant to which the bank waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its bank amended the credit agreement to eliminate the $15.0 million line of credit maturing March 2005 and to require borrowings under its $10.0 million line of credit to be secured by pledged marketable securities equal to 111.11% of the value of such borrowings or cash equal to the value of such borrowings. The credit agreement was also amended to permanently eliminate the quarterly minimum EBITDA covenant effective as of the Company's first quarter ended March 31, 2005 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant were not to become effective until March 31, 2006. On May 3, 2005, the Company's bank confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to timely file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002. The 404 Report was filed with the SEC on Form 10-K/A on June 27, 2005. On November 17, 2005, the Company and its bank entered into an additional amendment to the credit agreement pursuant to which the bank agreed to increase its commitment to lend under the Company's revolving line of credit from $10,000,000 to $13,000,000, to increase the letter of credit subfacility from $8,000,000 to $13,000,000 and to terminate the swing line subfacility.

On December 19, 2005, the Company and its bank entered into a Second Amended and Restated Revolving Credit and Security Agreement (the "Second Restated Credit Agreement"). The Second Restated Credit Agreement amended and restated the Company's Amended and Restated Credit Agreement dated March 31, 2004.

In connection with the execution of the Second Restated Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventory, investment property, real property and a security interest in subsidiary stock. The Second Restated Credit Agreement allows the Company to obtain revolving advances in a principle amount of up to $20,000,000. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventory, fixed assets, real property and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Second Restated Credit Agreement is limited to $18,000,000. The Second Restated Credit Agreement matures on December 18, 2008.

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two and one half percent. For letters of credit, the Company shall pay an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two and one half percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50,000 in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20,000,000 exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1,000 per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. On the closing date, the Company was required to have undrawn availability of at least $10,000,000 and thereafter the

Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5,000,000. Commencing with the fiscal quarter ending June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0.

The Company's total outstanding borrowings at December 31, 2005 amounted to approximately $42.9 million, net of broker's discounts in the amount of $0.9 million. The 2011 Notes accounted for $39.3 million, net of broker's discounts, of these borrowings. The remaining amount of $3.6 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.3 million and $2.3 million. The average interest rate charged to the Company at December 31, 2005 for its industrial revenue bonds was 3.7%. The variable interest rate for these borrowings fluctuated between 1.6% and 3.7% during the year ended December 31, 2005 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's letters of credit, which amounted to $15.5 million at December 31, 2005, the Company has no other material off balance sheet liabilities.

At December 31, 2005 the Company had $3.6 million of unused availability.

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

The Company has not been profitable and in fact has recorded significant losses over the previous two years. We recognize that the return to profitability is a critical objective which the Company must attain. The Company continues to have a significant amount of cash and marketable securities on its balance sheet at December 31, 2005, however, the Company must return to profitability prior to depleting its current cash and marketable securities.

On May 2, 2005, we filed a Form 8-K disclosing that we failed to timely file an amendment to our Annual Report on Form 10-K for the year ended December 31, 2004 to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of our independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by
Section 404 of the Sarbanes-Oxley Act of 2002. On May 3, 2005, the Company's bank confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to file its report required by Section 404 of Sarbanes-Oxley in a timely manner.

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

Additional Considerations

Bid Bonds and Payment and Performance Bonds
Historically, certain of the Company's projects have required bid bonds at time of proposal submission and payment and/or performance bonds upon contract award. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 75% of ISS' work has come from jobs where payment and performance bonds are required and for PS&J, 19% of its work has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to attain the bonding needed to procure certain of its projects. As of December 31, 2005, the Company was required to provide collateral for two of its projects which it did by issuing bank letters of credit as collateral in the amount of approximately $5.5 million in total. In the event the Company is unable to obtain bonds, or if the terms, namely additional collateral, of the bonds are not within the financial means of the Company, the amount of work the Company is able to contract for will be negatively impacted.

Cost Containment
Due to current economic conditions, the Company's losses, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's backlog amounted to $148.1 million at December 31, 2005. This was an increase of 16.8% from the Company's December 31, 2004 backlog of $126.9 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                      December 31,
                                             --------------------------------
                                                 2005               2004
                                             -------------      -------------

         Institutional Security Systems         $ 58,128           $ 49,324
         Attack Protection                        28,802             20,803
         Integrated Electronic Systems             7,503              8,299
         Public Safety and Justice                53,705             48,434
                                             -------------      -------------
                  Total                         $148,138           $126,860
                                             =============      =============

Included in the backlog of the ISS, AP and PS&J segments at December 31, 2005 is $11.9 million, $0.8 million and $5.4 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

Corporate Reorganization
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC, and our Public Safety and Justice group, formerly known as Tiburon, was renamed CompuDyne-Public Safety and Justice, Inc. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

Critical Accounting Policies and Estimates
Percentage of Completion Accounting and Revenue Recognition. Approximately 60% of the Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

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

Tax valuation allowances are established when the Company believes it is not "more likely than not" that the Company will be able to receive tax benefits in the future. The federal income tax benefit recorded in 2005 represents the reduction of a liability maintained for uncertain tax positions which was no longer required.

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $26.8 million and $5.6 million, respectively, and intangible assets subject to amortization totaled approximately $2.6 million, net, at December 31, 2005. The Company cannot predict the occurrence of events that might adversely affect these values.

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

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that our Integrated Electronic Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments saw a slowing in new work opportunities as the various federal agencies and other customers that are the usual source of their business slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Iraq, the Company's clients are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

As a result of the above factors, during the last four years the Company has experienced a more challenging marketplace than it experienced in the years prior to September 11, 2001.

Market Risk
The Company is exposed to market risk related to changes in interest rates. The Company entered into a 4.9% fixed rate interest rate swap agreement on June 26, 2001 in the initial notional amount of $11.5 million. The notional amount of this swap agreement declined by $676 thousand on a quarterly basis until it matured on September 30, 2005. In January 2004 the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness, the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other expense. The change in fair value of the interest rate swap for the year ended December 31, 2005 was a gain of $21 thousand.

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at December 31, 2005 is approximately $3.6 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, and in the event interest rates increase dramatically, the increase in interest expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available due to the Company's net loss carryforwards. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. There has been no material effect on the financial position, results of operations, or cash flows of the Company upon adoption of this statement.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2005. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2005.

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

Financial Instruments by Expected Maturity Date

 Notes Payable       Variable                        Fixed
  Year Ending        Rate ($)    Average Variable    Rate ($)     Average Fixed
   December 31    (in thousands)  Interest Rate   (in thousands)  Interest Rate
--------------------------------------------------------------------------------
     2006          $       440        3.67%    $          -              -
     2007                  440        3.67%               -              -
     2008                  440        3.67%               -              -
     2009                  440        3.67%               -              -
     2010                  440        3.67%               -              -
    Thereafter           1,365        3.67%          40,250           6.25%
                    -----------                 ------------
    Total          $     3,565        3.67%    $     40,250           6.25%
    Fair Value     $     3,565        3.67%    $     26,162          11.73%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:

     Report of Independent Registered Public Accounting Firm - Aronson & Company Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
     Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
     Consolidated Balance Sheets at December 31, 2005 and 2004
     Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
     Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CompuDyne Corporation
Annapolis, Maryland

We have audited the accompanying Consolidated Balance Sheet of CompuDyne Corporation and Subsidiaries as of December 31, 2005 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2005, listed in the index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuDyne Corporation and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ARONSON & COMPANY

Rockville, Maryland
March 10, 2006

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

PRICEWATERHOUSECOOPERS LLP

Baltimore, Maryland
March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CompuDyne Corporation
Annapolis, Maryland

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of CompuDyne Corporation for the year ended December 31, 2003. Our audit also included the financial statement schedule for the year ended December 31, 2003, listed in the Index at Item 15a(2). These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of CompuDyne Corporation's operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Baltimore, Maryland
March 8, 2004

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                        December 31,      December 31,
                                   ASSETS                                  2005              2004
                                                                      ---------------   ---------------
                                                                             (dollars in thousands)
Current Assets
     Cash and cash equivalents                                       $         6,938   $         5,198
     Marketable securities                                                    11,429            19,577
     Accounts receivable, net                                                 39,625            34,291
     Contract costs in excess of
      billings                                                                13,764            16,087
     Inventories                                                               6,195             5,165
     Prepaid expenses and other                                                2,809             5,412
                                                                      ---------------   ---------------
        Total Current Assets                                                  80,760            85,730

Property, plant and equipment, net                                             9,962            12,094
Goodwill                                                                      26,846            25,894
Other intangible assets, net                                                   8,221             8,460
Other                                                                            903               713
                                                                      ---------------   ---------------
        Total Assets                                                 $       126,692   $       132,891
                                                                      ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                        $        23,030  $        21,771
     Billings in excess of contract costs incurred                            13,847           13,497
     Deferred revenue                                                          8,094            5,998
     Current portion of notes payable                                            440              440
                                                                      ---------------  ---------------
        Total Current Liabilities                                             45,411           41,706

Notes payable                                                                  3,125            3,565
Convertible subordinated notes payable, net                                   39,305           39,118
Deferred tax liabilities                                                       2,060            2,072
Other                                                                            369              599
                                                                      ---------------  ---------------
        Total Liabilities                                                     90,270           87,060
                                                                      ---------------  ---------------

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, 2,000,000 shares authorized and unissued                     -                -
     Common stock, par value $.75 per share:  50,000,000 shares authorized at December 31, 2005 and December 31, 2004;
       8,950,356 and 8,943,856 shares issued at December 31,
       2005 and December 31, 2004, respectively                                6,712            6,707
     Additional paid-in-capital                                               44,388           44,368
     Accumulated deficit                                                      (8,963)            (272)
     Accumulated other comprehensive (loss) income                               (39)              14
     Treasury stock, at cost; 831,777 and 721,077 shares
       at December 31, 2005 and December 31, 2004, respectively               (5,676)          (4,986)
                                                                      ---------------  ---------------
        Total Shareholders' Equity                                            36,422           45,831
                                                                      ---------------  ---------------
        Total Liabilities and Shareholders' Equity                   $       126,692  $       132,891
                                                                      ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended December 31,
                                                             2005             2004             2003
                                                       ---------------  ---------------  ---------------
                                                              (in thousands, except per share data)
Revenues:
 Contract revenues earned                             $       106,512  $       114,899  $       160,709
 Other revenues                                                35,138           27,883           32,554
                                                       ---------------  ---------------  ---------------
  Total revenue                                               141,650          142,782          193,263

Cost of  Sales                                                 99,111          105,104          146,867
                                                       ---------------  ---------------  ---------------

Gross profit                                                   42,539           37,678           46,396

Selling, general and administrative expenses                   40,567           36,219           32,305
Research and development                                        8,685            7,755            7,374
Impairment of goodwill and other intangibles                        -            1,826                -
                                                       ---------------  ---------------  ---------------
(Loss) income from operations                                  (6,713)          (8,122)           6,717
                                                       ---------------  ---------------  ---------------

Other expense (income)
 Interest expense                                               3,065            3,298            1,389
 Interest income                                                 (832)          (1,009)            (338)
 Other (income) expense                                           (40)              19              (90)
                                                       ---------------  ---------------  ---------------
  Total other expense                                           2,193            2,308              961
                                                       ---------------  ---------------  ---------------

(Loss) income before income taxes                              (8,906)         (10,430)           5,756
Income taxes (benefit) expense                                   (215)          (2,232)           2,348
                                                       ---------------  ---------------  ---------------
Net (loss) income                                     $        (8,691) $        (8,198) $         3,408
                                                       ===============  ===============  ===============

Earnings (loss) per share:
Basic earnings (loss) per common share                $         (1.07) $         (1.01) $           .43
                                                       ===============  ===============  ===============

Weighted average number of common
shares outstanding                                              8,129            8,136            7,895
                                                       ===============  ===============  ===============

Diluted earnings (loss) per common share              $         (1.07) $         (1.01) $           .42
                                                       ===============  ===============  ===============

Weighted average number of common
shares and equivalents                                          8,129            8,136            8,158
                                                       ===============  ===============  ===============


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (in thousands)


                                                                                Accumulated
                                                         Additional  Retained     Other
                                        Common Stock      Paid-in   Earnings   Comprehensive     Treasury Stock
                                      Shares     Amount   Capital   (Deficit)   Income (Loss)  Shares   Amount     Total
                                    ---------- --------- ---------- ----------  ------------  ------- ---------- ---------
Balance at December 31, 2002            8,392   $  6,294  $  42,508 $    4,518  $      (196)     574   $ (3,920) $ 49,204

Tax benefit from the exercise
of stock options                                                127                                                   127
Acquisition of Tiburon
Purchase price adjustment                                      (370)                                                 (370)
Stock options exercised                   128         96        360                                                   456
Warrants exercised                         48         36        130                               21       (166)        -
Purchase of treasury shares                                                                        -         (1)       (1)
                                    -----------------------------------------------------------------   --------  --------
 Subtotal                               8,568      6,426     42,755      4,518         (196)     595     (4,087)   49,416
Comprehensive income:
 Net income                                                              3,408                                      3,408
Other comprehensive
income, net of tax:
 Gain on interest rate
  swap agreement                                                                        110                           110
Translation adjustment                                                                   (7)                           (7)
                                                                                                                  --------
Comprehensive income (loss)                                                                                         3,511
                                    ----------------------------------------------------------------------------  --------
Balance at December 31, 2003            8,568      6,426     42,755      7,926          (93)     595     (4,087)   52,927

Common stock issued in
connection with acquisition                72         54        585                                                   639
Stock options exercised                   304        227      1,028                                                 1,255
Purchase of treasury shares                                                                      126       (899)     (899)
                                    -----------------------------------------------------------------   --------  --------
 Subtotal                               8,944      6,707     44,368      7,926          (93)     721     (4,986)   53,922
Comprehensive income:
 Net loss                                                               (8,198)                                    (8,198)
Other comprehensive
income, net of tax:
 Gain on interest rate swap
  agreement                                                                              93                            93
Unrealized gain on available for
sale marketable securities                                                               14                            14
                                                                                                                  --------
Comprehensive income (loss)                                                                                        (8,091)
                                    ----------------------------------------------------------------------------  --------
Balance at December 31, 2004            8,944      6,707     44,368       (272)          14      721     (4,986)   45,831

Stock options exercised                     6          5         20                                                    25
Purchase of treasury shares                                                                      111       (690)     (690)
                                    -----------------------------------------------------------------   --------  --------
 Subtotal                               8,950      6,712     44,388       (272)          14      832     (5,676)   45,166
Comprehensive income:
 Net loss                                                               (8,691)                                    (8,691)
Other comprehensive
loss, net of tax:
Unrealized loss on available for
sale marketable securities                                                              (53)                          (53)
                                                                                                                  --------
Comprehensive loss                                                                                                 (8,744)
                                    ----------------------------------------------------------------------------  --------
Balance at December 31, 2005            8,950   $  6,712  $  44,388 $   (8,963) $       (39)     832   $ (5,676) $ 36,422
                                    ==========   ========  ========= ==========  ====================   ========  ========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended December 31,
                                                                                2005            2004            2003
                                                                       --------------  --------------  --------------
                                                                                       (in thousands)
Cash flows from operating activities:
Net (loss) income                                                     $       (8,691) $       (8,198) $        3,408

Adjustments to reconcile net (loss) income to
 net cash provided by (used in) operations:
     Depreciation and amortization                                             3,393           2,921           2,988
     Deferred income tax (benefit) expense                                       (12)           (219)            245
     (Gain) loss from disposition of property, plant and equipment                (5)              2               -
     Impairment of goodwill and other intangibles                                  -           1,826               -
     Amortization of debt discount                                               187             176               -
     Amortization of discounts of marketable securities                           11             (18)              -
     Unrealized loss on interest rate swap                                         -              21               -

Changes in assets and liabilities:
     Accounts receivable                                                      (5,244)          7,507           3,388
     Contract costs in excess of billings                                      2,323           1,481           1,305
     Inventories                                                              (1,028)          1,539            (303)
     Prepaid expenses and other current assets                                 3,018          (3,160)            188
     Other assets                                                               (190)            191            (237)
     Accounts payable and accrued liabilities                                    885             616            (830)
     Billings in excess of contract costs incurred                               350             (54)            (51)
     Deferred revenue                                                          1,606             (38)            224
     Other liabilities                                                          (230)            (66)            665
                                                                       --------------  --------------  --------------
Net cash flows (used in) provided by  operating activities                    (3,627)          4,527          10,990
                                                                       --------------  --------------  --------------

Cash flows from investing activities:
     Purchase of marketable securities                                       (14,610)        (42,361)              -
     Redemption of marketable securities                                      22,660          22,824               -
     Additions to property, plant and equipment                               (1,252)         (1,784)         (1,068)
     Proceeds from sale of property, plant and equipment                           7               4              14
     Cash acquired from acquisition                                              363               -               -
     Net payment for acquisitions                                               (696)         (5,526)            (71)
                                                                       --------------  --------------  --------------
Net cash flows provided by (used in) investing activities                      6,472         (26,843)         (1,125)
                                                                       --------------  --------------  --------------

Cash flows from financing activities:
     Warrants exercised                                                            -               -             166
     Stock options exercised                                                      25           1,255             583
     Purchase of treasury stock                                                 (690)           (899)           (167)
     Repayment of bank notes and lines of credit                                (440)        (13,653)         (9,852)
     Borrowings of convertible subordinated notes payable                          -          38,942               -
                                                                       --------------  --------------  --------------
Net cash flows (used in) provided by financing activities                     (1,105)         25,645          (9,270)
                                                                       --------------  --------------  --------------

Net change in cash and cash equivalents                                        1,740           3,329             595
Cash and cash equivalents at the beginning of the year                         5,198           1,869           1,274
                                                                       --------------  --------------  --------------
Cash and cash equivalents at the end of the year                      $        6,938  $        5,198  $        1,869
                                                                       ==============  ==============  ==============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest                                                         $        2,690  $        1,573  $        1,087
     Income taxes, net of refunds                                     $           88  $          771  $        1,873
  Common stock issued in connection with acquisition                  $            -  $          639  $            -


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
CompuDyne Corporation, a Nevada corporation, operates in four sectors of the security industry - Institutional Security Systems, Attack Protection, Public Safety and Justice, and Integrated Electronic Systems.

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

The Integrated Electronic Systems segment provides the United States military, governmental agencies and state and local units with specialty engineering and security services, often of a classified nature.

The Public Safety and Justice segment provides a fully integrated suite of products including computer assisted dispatching, records management, court and probation software systems, and inmate management software for the law enforcement, fire and rescue, corrections and justice environments.

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

Revenue Recognition
Much of the Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. Revenues and the associated costs from software products and related hardware installations, as well as computer programming and systems engineering services delivered as part of the Company's delivery of its software products, are recognized using the percentage-of-completion method using labor hours incurred relative to total estimated contract hours as the measure of progress towards completion. The Company's construction contracts utilize costs incurred to date on a project divided by the total expected project costs to determine the completion percentage. Revenue under cost reimbursable contracts is recognized to the extent of costs incurred to date plus a proportionate amount of the fee earned. Revenue under time and materials contracts is recognized to the extent of billable rates times hours incurred plus materials expense incurred. Revenue from fixed price construction contracts is recognized under the percentage of completion method, whereby a portion of the total contract price is recognized based on the amount of costs incurred to date as a percentage of total estimated costs. Changes in revenue, costs, and profit estimates occurring during the course of a contract are recognized in the period in which the revisions are determined. Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the service contract. Sales of products unrelated to contract revenue are recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Provisions for estimated losses on uncompleted contracts are recognized in the period such losses are determined. Costs and estimated earnings in excess of billings on uncompleted contracts represent the excess of contract revenues recognized to date over billings to date on certain contracts. Billings in excess of costs and estimated earnings on uncompleted contracts represent the excess of billings to date over the amount of revenue recognized to date on certain contracts.

Research and Development
Expenditures for research and development are charged to operations as incurred.

Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The result of this impairment test identified that as of January 1, 2002 there were no impairments of goodwill or intangible assets. CompuDyne will continue to conduct impairment assessments annually as of October 1 of each fiscal year or when events indicate a triggering event has occurred. During the fourth quarter of 2004, the Company concluded that the continuing decline in the backlog in its ISS segment constituted a triggering event. The Company performed its interim impairment test of the reporting unit as of December 31, 2004 and based on its valuation concluded it was necessary to write off the value of the segment's goodwill in the amount of $739 thousand. This write-off is included in impairment of goodwill and other intangibles in the 2004 statement of operations. As of October 1 and December 31, 2005, there were no other impairments of goodwill.

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

Allowance for Doubtful Accounts
An allowance for doubtful accounts is estimated based on a combination of write-off history, aging analysis and any specific, known troubled accounts.

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

Inventories
Inventories are stated at the lower of cost or market, using the First-in, First-out (FIFO) method. Costs included in inventories consist of materials, labor, and overhead, which are related to the purchase and production of inventories.

Warranty Reserves
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations to stand ready to perform, in the event that the specified triggering events or conditions occur. The adoption of this standard did not have a material effect on the financial position, results of operations or cash flows of CompuDyne. The Interpretation also requires disclosure of accounting policies and methodologies with respect to warranty accruals, as well as a reconciliation of the change in these accruals for the reporting period. Refer to Note 12, "Product Warranties," in the Notes to Consolidated Financial Statements for additional information.

Deferred Revenue
The Company provides ongoing maintenance and service for many of its completed projects. Much of this work is performed pursuant to maintenance agreements, which typically cover such services for a twelve month period. The Company recognizes revenue under these contracts ratably over the term of the contract. Any revenue not yet earned under the contract is recorded as deferred revenue in the accompanying financial statements.

Fair Value and Hedging
The Company hedged the cash flows of some of its long-term debt using an interest rate swap. The Company entered into this derivative contract to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In the interest rate swap, the Company agreed to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount. The Company's hedge matured on September 30, 2005 at which time it was no longer in force.

Income Taxes
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's recent operating losses there is uncertainty as to whether it is more likely than not that these assets will be realized.

Comprehensive Income (Loss)
The following table shows the components of comprehensive income (loss), net of income taxes, for the years ended December 31, 2005 and 2004, in thousands.

                                                               For the Year
                                                            Ended December 31,
                                                           2005         2004
                                                        -----------  -----------

Net loss                                                 $ (8,691)    $ (8,198)
Unrealized (loss) gain on available-for-sale securities       (53)          14
Ineffectiveness of interest rate swap agreement                 -           93
                                                        -----------  -----------
Comprehensive loss                                       $ (8,744)    $ (8,091)
                                                        ===========  ===========

Stock-Based Compensation
As of December 31, 2005, the Company continues to account for its stock-based compensation plans, using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in the results of operations, as all options granted had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant. The following table illustrates, in accordance with the provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on the net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                               For the Year Ended December 31,
                                                2005       2004         2003
                                            ---------- ------------  ----------
                                           (in thousands, except per share data)
Net (loss) income, as reported             $   (8,691)$     (8,198) $    3,408
Deduct:  Total stock-based
employee compensation expense determined
under fair value based method for
all awards net of related tax effects           2,678        1,040       1,117
                                            ---------- ------------  ----------
Pro forma net (loss) income                $  (11,369)$     (9,238) $    2,291
                                            ========== ============  ==========

(Loss) earnings per share:
Basic - as reported                        $    (1.07)$      (1.01) $      .43
Basic - pro forma                          $    (1.40)$      (1.14) $      .29

Diluted - as reported                      $    (1.07)$      (1.01) $      .42
Diluted - pro forma                        $    (1.40)$      (1.14) $      .28

On December 27, 2005 the Compensation Committee of the Company's Board of Directors approved the acceleration of option vesting terms for 166,600 unvested out of the money employee stock options, including executive officers in accordance with the provisions of the Company's 1996 and 2005 Stock Incentive Plans for Employees. Stock options which had been awarded under the Non-employee directors plans were not included in such acceleration. This accelerated vesting included all options with a grant price of $9.00 and above. The exercise prices of the affected stock options were above the Company's closing stock price on the date of acceleration. As a result of the accelerated vesting terms, approximately $954 thousand has been included in pro forma compensation expense for the twelve months ended December 31, 2005. The accelerated options have exercise prices ranging from $9.19 to $14.09 and a weighted average exercise price of $11.45. The total number of accelerated options includes 20,200 options held by executive officers of the Company, with exercise prices ranging from $9.19 to $12.21 and a weighted average exercise price of $10.11.

The primary purpose of accelerating the vesting of these options is to eliminate the recognition of non-cash compensation expense associated with these options that the Company would have been required to recognize in its future consolidated statements of operations upon its adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R will generally require that the fair value of all share-based payments to employees, including stock option awards, be recognized as compensation expense in the Company's statements of operations. The Company will be required to adopt the expense recognition provisions of SFAS 123R effective January 1, 2006.

The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                        For the Year Ended December 31,
                                           2005      2004       2003
                                          -----     -----      -----
         Expected life in years             4.8       5.4       6.6
         Risk-free interest rate            4.0%      3.4%      2.9%
         Expected volatility               81.5%     75.3%     79.5%

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

On May 27, 2005, the Company's shareholders approved the CompuDyne Corporation 2005 Stock Incentive Compensation Plan for Employees and the CompuDyne Corporation 2005 Stock Option Plan for Non-Employee Directors ("the 2005 Plans") and authorized awards exercisable for up to 4,000,000 and 400,000 common shares, respectively, under the 2005 Plans. The 2005 Plans are intended to replace the 1996 Plans, which expire in March 2006, and contain similar provisions. The 2005 Plans permit the issuance of either incentive stock awards or non-qualified stock awards.

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

Other Recently Issued Accounting Pronouncements
In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
The adoption of SFAS 154 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. Statement 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of Statement 153 has not had a material effect on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Staff Position No. 109-1, Application of FASB Statement No. 109 (SFAS 109), Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (FSP 109-1). FSP 109-1 clarifies that the manufacturer's deduction provided for under the American Jobs Creation Act of 2004 (AJCA) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The adoption of FSP 109-1 had no impact on the Company's results of operations or financial position for fiscal year 2005 because the manufacturer's deduction is not available due to the Company's net loss carryforwards. The Company is evaluating the effect that the manufacturer's deduction will have in subsequent years.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and superseding APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires the Company to expense grants made under its stock option and employee stock purchase plan programs. That cost will be recognized over the vesting period of the options. SFAS No. 123R is effective for the first annual period beginning after June 15, 2005. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123. The Company is evaluating the alternatives allowed under the standard, which the Company is required to adopt beginning in the first quarter of 2006.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," an amendment to ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expenses, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, FAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. There has been no material effect on the financial position, results of operations, or cash flows of the Company upon adoption of this statement.

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

Stock options and warrants to purchase 1,257,133 shares, 729,800 shares, and 901,770 shares for the years ended December 31, 2005, 2004 and 2003, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the years ended December 31, 2005 and 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                    2005          2004          2003
                                                -----------------------------------------
                                                  (in thousands, except per share data)
Net (loss)  income                             $     (8,691) $     (8,198) $       3,408
                                                ============  ============  =============

Weighted average common shares outstanding            8,129         8,136          7,895
Effect of dilutive stock options and warrants             -             -            263
                                                ------------  ------------  -------------
Diluted weighted average common shares
 outstanding                                   $      8,129  $      8,136  $       8,158
                                                ============  ============  =============
Net earnings (loss) per common share
Basic                                          $      (1.07) $      (1.01) $         .43
Diluted                                        $      (1.07) $      (1.01) $         .42


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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the years ended December 31, 2005 and 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2005 and December 31, 2004 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts from the date of purchase to maturity. The accretion is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities at December 31, 2005 and 2004 are summarized, in thousands, as follows:


                                                          2005                                         2004
                                    ---------------------------------------------------- -----------------------------------
                                                       Gross Unrealized                         Gross Unrealized
                                                  --------------------------    Fair             ---------------     Fair
                                          Cost         Gains      Losses        Value      Cost    Gains Losses      Value
                                    ----------------------------------------------------------------------------------------
Collateralized mortgage
obligations (CMO's) consisting
of securities issued by
Fannie Mae and Freddie Mac          $      11,494 $         - $          65 $    11,429 $ 19,554 $    23  $   - $    19,577


The cost and estimated fair value of current marketable securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                             Estimated
(in thousands)                             Cost             Fair Value
                                         --------           ----------
Due after one year and beyond            $ 11,494            $ 11,429
                                         --------            --------
Total debt securities                    $ 11,494            $ 11,429
                                         ========            ========

4.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following, in thousands:

                                                        December 31,
                                             -----------------------------------
                                                   2005               2004
                                              ---------------    ---------------
   U.S. Government Contracts
       Billed                                $         1,926    $         6,181
       Unbilled                                          424                384
                                              ---------------    ---------------
                                                       2,350              6,565
                                              ---------------    ---------------
   Commercial
       Billed                                         33,954             23,760
       Retainage                                       5,642              5,885
                                              ---------------    ---------------
                                                      39,596             29,645
                                              ---------------    ---------------
   Total accounts receivable                          41,946             36,210
   Less: allowance for doubtful accounts              (2,321)            (1,919)
                                              ---------------    ---------------
   Accounts receivable, net                  $        39,625    $        34,291
                                              ===============    ===============

The Company expects to collect substantially all receivables within one year except for a portion of the receivables recorded as retainage. Retainage expected to be collected in over one year amounts to $2.2 million, or 39% of the total retainage amount at December 31, 2005, and is reflected as a current asset as it will be collected within the operating cycle under the related contract. Substantially all of the U.S. Government billed receivables result from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 2005, 2004 and 2003 were approximately $9.4 million, $9.9 million and $12.6 million, respectively, or 6.7%, 7.0%, and 6.5% of the Company's total net sales for the respective years. The sales to the U.S. Government were in the Institutional Security Systems, Attack Protection and Integrated Electronic Systems segments. No single customer accounted for greater than 10% of the Company's net sales. Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. The Company received final approval on its indirect costs billed to the U. S. Government for 2000 from DCAA in April 2004 and final approval on its indirect costs billed to the U.S. Government for 2001 from DCAA in August 2004. No significant payments or billings were made as a result of the approval of the 2000 and 2001 rates. The years 2002, 2003, 2004 and 2005 are still open and subject to audit. The Company does not expect the audit of these years to have a material effect on its financial position or results of operations.

5.   CONTRACTS IN PROCESS

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


                                                                            December 31,
                                                                  ---------------------------------
                                                                            2005              2004
                                                                  ---------------   ---------------
                                                                           (in thousands)
    Costs and estimated earnings on uncompleted contracts        $       277,048   $       286,041
    Less customer progress payments                                      285,225           289,449
                                                                  ---------------   ---------------
                                                                 $        (8,177)  $        (3,408)
                                                                  ===============   ===============
    Included in the consolidated balance sheets:
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                   $        13,764   $        16,087
    Billings in excess of contract costs and estimated
      on uncompleted contracts                                           (13,847)          (13,497)
    Deferred revenue                                                      (8,094)           (5,998)
                                                                  ---------------   ---------------
                                                                 $        (8,177)  $        (3,408)
                                                                  ===============   ===============


6.   INVENTORIES

Inventories consist of the following, in thousands:


                                                                            December 31,
                                                                  --------------------------------
                                                                            2005              2004
                                                                  ---------------   ---------------
    Raw materials                                                $         3,984   $         4,241
    Work in progress                                                       3,342             1,890
    Finished goods                                                           240               396
                                                                  ---------------   ---------------
    Total inventory                                                        7,566             6,527
    Reserve for excess and obsolete inventory                             (1,371)           (1,362)
                                                                  ---------------   ---------------
    Inventories, net                                             $         6,195   $         5,165
                                                                  ===============   ===============


7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following, in thousands:


                                                                             December 31,             Estimated
                                                                  ---------------------------------   Useful Life
                                                                            2005              2004     In Years
                                                                  ---------------   ---------------  ------------
    Land                                                         $           435   $           435
    Buildings and leasehold improvements                                   4,889             4,897          7-39
    Machinery and equipment                                                7,170             7,050          3-10
    Furniture and fixtures                                                 1,238             1,191          3-10
    Automobiles                                                              396               458           3-7
    Software                                                               8,734             9,027           3-7
    Construction in progress                                                 966               605
                                                                  ---------------   ---------------
                                                                          23,828            23,663
        Less: accumulated depreciation and amortization                  (13,866)          (11,569)
                                                                  ---------------   ---------------
                                                                 $         9,962   $        12,094
                                                                  ===============   ===============


The Company acquired software as a result of its purchase of the assets of 90 Degrees and Copperfire of $2.2 million and $0.2 million, respectively.

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $3.1 million, $2.6 million and $2.6 million, respectively.

8.   GOODWILL

The December 31, 2005 and December 31, 2004 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Goodwill recorded for the 90 Degrees asset acquisition was approximately $2.0 million.

The December 31, 2005 and December 31, 2004 consolidated financial statements also include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire on December 15, 2004. Goodwill recorded for the Copperfire asset acquisition was approximately $2.3 million.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of approximately $26.9 million at December 31, 2005.

Goodwill, by segment, consists of the following, in thousands:


                               Institutional                        Public
                                 Security          Attack          Safety &
                                 Systems         Protection         Justice            Total
                              ---------------  ---------------  ---------------  ---------------
December 21, 2003            $           739  $           728  $        21,883  $        23,350
   Goodwill impairment                  (739)               -                -             (739)
   Acquisitions                            -                -            3,283            3,283
                              ---------------  ---------------  ---------------  ---------------
December 31, 2004                          -              728           25,166           25,894
   Acquisitions                            -                -              952              952
                              ---------------  ---------------  ---------------  ---------------
December 31, 2005            $             -  $           728  $        26,118  $        26,846
                              ===============  ===============  ===============  ===============


The change in Public Safety & Justice's goodwill balance at December 31, 2005 as compared to December 31, 2004 is primarily a result of the adjustments necessitated by recording the final appraisal of the assets received and liabilities assumed for the recent acquisitions.

9.   INTANGIBLE ASSETS

The December 31, 2005 and December 31, 2004 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of 90 Degrees on August 11, 2004. Intangible assets for the 90 Degrees asset acquisition are approximately $60 thousand at December 31, 2005.

The December 31, 2005 and December 31, 2004 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Copperfire on December 15, 2004. Intangible assets for the Copperfire asset acquisition are approximately $130 thousand at December 31, 2005.

The weighted average life for purposes of amortization of identified intangible assets acquired in 2005 was three years for non compete agreements and trade names.

Intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002. Other intangibles include trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment in 1998 and its other recent acquisitions. With the exception of the Norment and Tiburon trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method.

Intangible assets consist of the following, in thousands:

                                            December 31,
                              ---------------------------------    Amortizable
                                         2005             2004        Lives
                               ---------------  ---------------  --------------
Cost                                                                (in years)
 Trade names                  $         5,673  $         5,673   15 - Indefinite
 Customer relationships                 2,500            2,500              14
 Other                                  1,255            1,305            1-20
                               ---------------  ---------------
                                        9,428            9,478
Accumulated Amortization
 Trade names                               (4)               -
 Customer relationships                  (655)            (476)
 Other                                   (548)            (542)
                               ---------------  ---------------

Net Cost                      $         8,221  $         8,460
                               ===============  ===============

Amortization expense for the Company's intangible assets for the years ended December 31, 2005 and December 31, 2004 was $309 thousand and $358 thousand respectively. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                       Year
                       ----
                       2006                         $  263
                       2007                            254
                       2008                            243
                       2009                            243
                       2010                            229
                       Thereafter                    1,357
                                                   -------
                       Total                       $ 2,589
                                                   =======

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following, in thousands:

                                                            December 31,
                                                        ----------------------
                                                        2005           2004
                                                        --------      --------
Accounts payable                                        $ 15,461      $  9,406
Liability for marketable security purchased                    -         4,336
Accrued payroll costs                                      3,558         3,323
Income taxes payable                                         206           707
Other accrued expenses                                     3,805         3,999
                                                        --------      --------
                                                        $ 23,030      $ 21,771
                                                        ========      ========

11.  NOTES PAYABLE AND LINE OF CREDIT


                                                                                   December 31,
                                                                         --------------------------------
                                                                               2005           2004
                                                                         --------------------------------
                                                                                 (in thousands)
Industrial revenue bond, interest payable monthly at a variable rate of 1.65% to 3.71% (3.71% at December 31, 2005)  principal payable in quarterly installments of $35,000.  The bond is fully collateralized
by a $1.4 million letter of credit and a bond guarantee agreement.      $         1,260  $         1,400

Industrial revenue bond, interest payable monthly at a variable rate of 1.62% to 3.65% (3.65% at December 31, 2005)  principal payable in annual installments of $300,000 until 2013 when the annual installments become $100,000.  The bond is fully collateralized by
a $2.3 million letter of credit and a bond guarantee agreement.                   2,305            2,605

6.25% Convertible Subordinated Notes due January 15, 2011.
The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common
stock at a conversion price of $13.89 per share.  These notes
are subordinated to all other liabilities of the Company.                        40,250           40,250
                                                                         ---------------  ---------------

       Total notes payable                                                       43,815           44,255
       Less convertible subordinated notes discount                                 945            1,132
                                                                         ---------------  ---------------
        Subtotal                                                                 42,870           43,123
       Less amount due within one year                                              440              440
                                                                         ---------------  ---------------
                                                                        $        42,430  $        42,683
                                                                         ===============  ===============


Maturities of notes payable are as follows, in thousands:

               Year Ending December 31,         Amount
               ------------------------       ---------
                        2006                  $    440
                        2007                       440
                        2008                       440
                        2009                       440
                        2010                       440
                        Thereafter              41,615
                                              ---------
                                              $ 43,815

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The December 31, 2005 carrying value is listed below, in thousands.

Face value                              $40,250
Underwriters discounts, net
                                            945
                                        -------
                                        $39,305
                                        =======

The 2011 Notes can be converted into the Company's common stock at the option of the holder at any time at a conversion price of $13.89 per share, subject to adjustments for stock splits, stock dividends, the issuance of certain rights or warrants to the existing holders of the Company's common stock and common stock cash dividends in excess of a stated threshold.

The 2011 Notes are redeemable at the option of the Company after January 15, 2009, at a premium of two percent of the face value plus accrued interest unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and U.S. Bank, relating to the 2011 Notes, occurs. If such an event does occur, the Company may redeem the 2011 Notes in whole but not in part at face value plus a premium. If a change in control event occurs and the Company does not elect to redeem the 2011 Notes, the holders can require the Company to repurchase the 2011 Notes at face value plus accrued interest.

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $251 thousand and $245 thousand for the years ended December 31, 2005 and 2004, respectively.

On March 31, 2004, the Company signed an Amended and Restated Credit Agreement for a $25.0 million secured working capital line of credit. This agreement provided for borrowings against eligible accounts receivable and inventories and contained various financial covenants, including among other things, a minimum fixed charge coverage ratio, maximum debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") ratio, minimum EBITDA covenant, a minimum consolidated tangible net worth covenant, a maximum permitted capital expenditures covenant, and a covenant restricting the payment of dividends. Of this line of credit, $10.0 million was to mature on March 1, 2007 and $15.0 million was to mature on March 1, 2005.

On October 29, 2004 and March 4, 2005, the Company and its bank entered into amendments to its credit agreement pursuant to which the bank waived the Company's non-compliance with its fixed charge coverage ratio covenant as of September 30, 2004 and non-compliance with its minimum EBITDA covenant as of December 31, 2004, respectively. In addition, the Company and its bank amended the credit agreement to eliminate the $15.0 million line of credit maturing March 2005 and to require borrowings under its $10.0 million line of credit to be secured by pledged marketable securities equal to 111.11% of the value of such borrowings or cash equal to the value of such borrowings. The credit agreement was also amended to permanently eliminate the quarterly minimum EBITDA covenant effective as of the Company's first quarter ended March 31, 2005 and to provide that the minimum fixed charge coverage ratio covenant, maximum debt to EBITDA ratio covenant and the minimum consolidated tangible net worth covenant were not to become effective until March 31, 2006. On May 3, 2005, the Company's bank confirmed in writing that there will not be any event of default under the various credit agreements, by virtue of the Company's failure to timely file an amendment to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K") to provide management's report on internal control over financial reporting as of December 31, 2004 and the related report of the Company's independent registered public accounting firm on management's assessment of the effectiveness of internal control over financial reporting (together, the "404 Report") required by Section 404 of the Sarbanes-Oxley Act of 2002. The 404 Report was filed with the SEC on Form 10-K/A on June 27, 2005. On November 17, 2005, the Company and its bank entered into an additional amendment to the credit agreement pursuant to which the bank agreed to increase its commitment to lend under the Company's revolving line of credit from $10,000,000 to $13,000,000, to increase the letter of credit subfacility from $8,000,000 to $13,000,000 and to terminate the swing line subfacility.

On December 19, 2005, the Company and its bank entered into a Second Amended and Restated Revolving Credit and Security Agreement (the "Second Restated Credit Agreement"). The Second Restated Credit Agreement amended and restated the Company's Amended and Restated Credit Agreement dated March 31, 2004.

In connection with the execution of the Second Restated Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventory, investment property, real property and a security interest in subsidiary stock. The Second Restated Credit Agreement allows the Company to obtain revolving advances in a principle amount of up to $20,000,000. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventory, fixed assets, real property and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Second Restated Credit Agreement is limited to $18,000,000. The Second Restated Credit Agreement matures on December 18, 2008.

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two and one half percent. For letters of credit, the Company shall pay an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two and one half percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50,000 in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20,000,000 exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1,000 per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5,000,000. Commencing with the fiscal quarter ending June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0.

In January 2004, the interest rate swap ceased to be a highly-effective cash flow hedge when the related debt was repaid. Consequently, the amounts previously recorded in other comprehensive income as changes in fair value of the interest rate swap were recognized in earnings for the year ended December 31, 2004. Upon determination of the hedge ineffectiveness the cumulative loss on the fair value of the interest rate swap was $155 thousand, which was recognized in other expense. The change in fair value of the interest rate swap for the year ended December 31, 2005 was a gain of $21 thousand. The interest rate swap matured on September 30, 2005.

12.  PRODUCT WARRANTIES

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

                                              December 31,
                                     --------------------------------
                                          2005             2004
                                     ---------------  ---------------
Beginning balance at January 1      $           359  $           517
Plus:  accruals for product
 warranties                                     375              280
Less:  warranty charges/claims                 (346)            (438)
                                     ---------------  ---------------
Ending balance at December 31       $           388  $           359
                                     ===============  ===============

13.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents, Accounts Receivable and Accounts Payable and Accrued Expenses - The carrying amounts reported in the balance sheets for these items approximate fair value due to the short-term maturities of these assets and liabilities.

Long-Term Debt - The carrying amounts reported in the balance sheet approximate fair value as the amounts are at floating rates and terms available to the Company at December 31, 2005 and 2004 for borrowings for similar transactions. The Company's 2011 Notes are at a fixed rate of 6.25%.

Interest Rate Swap Agreements - The Company used an interest rate swap agreement to manage exposure to fluctuations in interest rates. At December 31, 2004, the Company had an unleveraged swap agreement with a bank with a notional principal amount of $2.0 million. This agreement was placed on June 26, 2001 with a fixed rate of 4.9% and is settled in cash on a quarterly basis. The termination date was September 30, 2005.

In prior years the Company hedged the cash flows of some of its long-term debt using an interest rate swap. The Company entered into this derivative contract to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company agreed to exchange the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

As of December 31, 2003, the Company recognized the cash flow hedge at its fair value of $155 thousand in accounts payable and accrued expenses on the consolidated balance sheet. As of December 31, 2003 the interest rate swap qualified for cash flow hedge accounting, therefore an unrealized loss of $155 thousand ($93 thousand net of tax), representing the effective portion of the change in its fair value, was reported in other comprehensive loss. For the year ended December 31, 2004, the interest rate swap was determined to be ineffective and the changes in fair value were recognized in earnings.

14.  INCOME TAXES

The components of the income tax provision (benefit) are as follows, in thousands:

                           For the years ended December 31,
                   ------------------------------------------------
                             2005            2004             2003
                    --------------  --------------  ---------------
Current            $         (203) $       (2,013) $         2,103
Deferred                      (12)           (219)             245
                    --------------  --------------  ---------------
                   $         (215) $       (2,232) $         2,348
                    ==============  ==============  ===============

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 2005 and 2004 are summarized as follows, in thousands:


                                                                  December 31,
                                                         --------------------------------
                                                               2005             2004
                                                         --------------- ----------------
   Deferred tax assets:
       Accrued expenses and deferred compensation       $           204 $            566
       Tax operating loss carryforward                            4,349            1,064
       Book reserves in excess of tax                             1,762            1,093
       Tax depreciation and amortization in excess
        of book depreciation and amortization                       821              440
       Other                                                         25               84
                                                         --------------- ----------------
       Total deferred tax assets                                  7,161            3,247
                                                         --------------- ----------------
   Deferred tax liabilities:
       Price risk management activities                              (9)              (9)
       Purchased intangibles                                     (3,086)          (3,452)
                                                         --------------- ----------------
       Total deferred tax liabilities                            (3,095)          (3,461)
       Valuation allowance                                       (6,126)          (1,858)
                                                         --------------- ----------------
   Net deferred tax (liability) asset                   $        (2,060)$         (2,072)
                                                         =============== ================


In the third quarter of 2005 the Company reversed $500 thousand previously recorded as a reserve for uncertain tax positions which was no longer needed.

At December 31, 2005 and 2004 the Company established a valuation allowance to reserve substantially all of its net deferred tax assets, because the Company believes that it is not "more likely than not" that it will be able to realize the deferred tax assets in the future. Deferred tax assets at December 31, 2005 include $1.0 million of state net operating losses for which a valuation allowance has been established. This deferred tax asset and its related valuation allowance were not included in prior years as it was determined that the assets were unlikely to be realized in future years. The company completed an organizational restructuring during the year ended December 31, 2005, creating a state tax structure that may result in realization of the state net operating loss in future years if the Company returns to profitability.

At December 31, 2005, the Company and its subsidiaries have Federal net operating loss carryforwards available to offset future taxable income of approximately $8.4 million, of which $500 thousand is subject to severe limitations. The limited tax loss carryforwards are limited to approximately $235 thousand each year as a result of an ownership change, which occurred in

1995. Approximately $7.9 million is available for use on an unlimited basis through 2025. The balance of these carryforwards expires between 2006 and 2010.

At December 31, 2005, the Company and its subsidiaries have $32.5 million state net operating loss carryforwards available to offset future taxable state income.

The difference between the statutory tax rate and the Company's effective tax rate is summarized as follows:

                                             For the years ended December 31,
                                           ------------------------------------
                                                  2005        2004        2003
                                           ------------------------------------
Statutory federal income tax rate               (34.0)%     (34.0)%       34.0%
State income taxes, net of
  Federal benefit                                 (4.6)       (0.3)        6.2
Change in valuation allowance                     38.7        14.8           -
Tax effect of non-deductible items                 0.7         0.5         1.1
Foreign income exclusion                          (1.4)       (1.9)       (2.4)
Other                                             (1.8)       (0.5)        1.9
                                           ------------------------------------
Effective tax rate                               (2.4)%     (21.4)%       40.8%
                                           ====================================

At December 31, 2004, the Company and its subsidiaries recorded a tax receivable representing net operating losses carried back to its 2003 and 2002 Federal and State tax returns. The value of these carrybacks is approximately $2.5 million and was recorded within prepaid expenses and other current liabilities in the accompanying balance sheet as of December 31, 2004. Such amounts were received in 2005.

15.  SHAREHOLDERS' EQUITY

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

In connection with the Company's acquisition of Tiburon in 2002, the Company exchanged warrants and convertible securities to purchase shares of Tiburon into warrants to purchase shares of the Company. On May 2, 2002, the Company issued 90,962 warrants to purchase shares of CompuDyne common stock at prices ranging from $3.75 to $6.71 per share. During 2002, 11,909 of the warrants were exercised. During 2003, 44,417 of the warrants were exercised resulting in 34,636 of such warrants remaining outstanding at December 31, 2005. The following shows the exercise price and expiration date of the remaining warrants outstanding:

        Number of Warrants       Exercise Price             Expiration Date
        ------------------       --------------             ---------------
            23,000                  $   5.37                December, 2006
            11,636                  $   6.71                December, 2006

Stock Option Plans. The Company has various stock option plans. Under these plans, 5,778,358 options to purchase common stock may be granted until December 8, 2015. Options generally are granted at fair market value at the date of grant, typically vest over 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under all plans, there were 4,325,000 shares of common stock reserved for future grants as of December 31, 2005. Transactions for stock options and warrants are summarized as follows:


                                     Year                         Year                        Year
                                     Ended        Weighted        Ended      Weighted         Ended        Weighted
                                 December 31,      Average     December 31,   Average       December 31,    Average
                                     2005           Price         2004          Price          2003          Price
                                ---------------------------------------------------------------------------------------
Outstanding, Beginning of Year       1,671,958 $        9.418   1,414,556 $        8.587      1,489,653 $        8.324
       Granted                         287,000 $        6.983     675,000 $        9.145        271,500 $        8.131
       Exercised                         6,500 $        3.906     303,898 $        4.131        172,497 $        3.610
       Expired or Cancelled            499,100 $       10.004     113,700 $       11.590        174,100 $       10.554
                                --------------- -------------------------- ----------------------------- --------------
Outstanding, End of Year             1,453,358 $        8.755   1,671,958 $        9.418      1,414,556 $        8.587
                                --------------- -------------------------- ----------------------------- --------------
Exercisable, End of Year               843,308 $        9.587     492,861 $        9.226        616,365 $        6.625
                                =============== ========================== ============================= ==============


Summarized information about stock options and warrants outstanding as of December 31, 2005 is as follows:


                            Options and Warrants Outstanding     Options and Warrants Exercisable
                          ------------------------------------   --------------------------------
                                         Weighted     Average                    Weighted
                                         Average     Remaining                    Average
                                         Exercise       Life                     Exercise
Exercise Price Range        Number        Price     (In years)       Number        Price
--------------------      --------      --------    ----------       ------      ---------
     $1.625  -   6.035     171,225       $5.1065      6.61           66,225       $3.8657
     $6.250  -   7.125     148,836       $6.8423      7.88           33,736       $6.8247
     $7.375  -   7.615     151,000       $7.5126      8.12           41,700       $7.5165
     $7.640  -   8.075     267,000       $7.8950      7.03          139,800       $7.9931
     $8.105  -   8.960     194,597       $8.6043      6.99          106,147       $8.5988
      $9.190  - 10.420     206,700      $10.0675      7.34          141,700      $10.0278
     $10.460  - 12.000     155,500      $11.2459      6.29          155,500      $11.2459
     $12.070  - 13.890     145,500      $13.0218      6.22          145,500      $13.0218
     $14.090  - 16.330      11,500      $14.3822      5.81           11,500      $14.3822
     $16.630  - 16.630       1,500      $16.6300      5.74            1,500      $16.6300

                         1,453,358       $8.7550      7.05          843,308       $9.5867
                         =========                                  =======


As of December 31, 2005, the Company continues to account for its stock-based compensation plans using the intrinsic value method and in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted had an exercise price equal to fair market value of the underlying common stock on the date of grant.

The Company has provided the additional disclosures specified in SFAS No. 123 as amended by SFAS No. 148 (see Note 1).

The weighted average fair value calculated utilizing the Black-Scholes method at the date of grant for options granted during 2005, 2004 and 2003 was $4.15, $5.95, and $5.80 per option, respectively.

16.  COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space, equipment, distribution, manufacturing and storage facilities under non-cancelable operating leases with various expiration dates through December 2012. Total rental expense for the years ended December 2005, 2004 and 2003 was $3.2 million, $3.2 million, and $3.2 million, respectively.

As of December 31, 2005, future minimum rental payments required under all non-cancelable operating leases are as follows, in thousands:

Year Ending
December 31,                     Total
------------                   ---------
  2006                         $  2,497
  2007                            2,551
  2008                            1,885
  2009                            1,544
  2010                            1,313
  Thereafter                      1,120
                               --------
                               $ 10,910

Interest on Contractual Obligations. As of December 31, 2005, the Company has a $40.25 million note outstanding at a fixed rate of 6.25%. In addition it has industrial revenue bonds in the amount of $3.6 million outstanding which have variable interest rates and decreasing principal balances until maturity. Future interest on contractual obligations is as follows, in thousands:

Year Ending
December 31,                    Total
------------                  ---------
  2006                        $ 2,636
  2007                          2,620
  2008                          2,604
  2009                          2,588
  2010                          2,571
  Thereafter
                                  856
                              --------
                              $13,875

Purchase Obligations. The Company enters into purchase obligations to procure equipment and services, including subcontractor contracts, in the performance of the day-to-day operations of its business. Substantially all of these obligations are covered by our existing backlog and the revenues generated by these backlogs are expected to be sufficient to meet any payment obligations resulting from these purchase commitments.

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

17.  RELATED PARTY TRANSACTION

During 2005 and 2004 the Company's Integrated Electronic Systems unit recorded revenue of approximately $255 thousand and $200 thousand, respectively, from sales to a company of which one of CompuDyne's Directors is a senior vice president and member of its board of directors. Included in the Integrated Electronic Systems unit at December 31, 2005 and 2004 related to the company at which this Director is employed was $351 thousand and $29 thousand of accounts receivables, respectively, and $9 thousand and $171 thousand of contract costs in excess of billings, respectively.

18.  EMPLOYEE BENEFIT PLANS

The Company established a non-qualified Employee Stock Purchase Plan in October 1999, the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company's common stock. The Company matches at a rate of 15% of the employee purchase at the market value of the common stock for the monthly purchase period. The Company purchases stock on the open market and distributes the shares monthly to employees' individual accounts. Expense for matching contributions to the plan was $33 thousand, $33 thousand, and $34 thousand for 2005, 2004, and 2003 respectively.

The Company has 401(k) retirement savings plans covering all employees. All employees are eligible to participate in a plan after completing one year of service (as defined by the plan). Participants may make before tax contributions subject to Internal Revenue Service limitations. CompuDyne currently matches up to 2.5% of employee contributions up to a maximum of $5,000. Expense for matching contributions to the Plan was $783 thousand, $694 thousand and $712 thousand for 2005, 2004, and 2003, respectively.

The Company entered into the CompuDyne Corporation Retention Plan for Selected Employees (the "Retention Plan") effective June 28, 2005 with certain employees. The Retention Plan provides for cash bonuses and acceleration of vesting of all unexercised unvested stock awards upon the occurrence of a change in control, as defined in the Retention Plan, for eligible employees. A change in control, as defined in the Retention Plan, did not occur during the year ended December 31, 2005 and therefore, the Company did not record a liability or related compensation expense for the Retention Plan.

19.  OPERATING SEGMENT INFORMATION

Segment information has been prepared in accordance with the Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 defines "operating segments" to be those components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally evaluates financial information for the purpose of assisting in making internal operating decisions.

The following segment information includes operating information for CompuDyne's four operating segments, Institutional Security Systems, Attack Protection, Integrated Electronic Systems and Public Safety and Justice in addition to Corporate activities for each of the years ended December 31, 2005, 2004 and 2003.


                                                    Revenues                                Gross Profit
                                    ------------------------------------------ ---------------------------------------
(in thousands)                          2005          2004           2003          2005        2004          2003
                                    -------------  ------------  -------------  ------------  ----------  ------------
Institutional Security Systems     $      60,652  $     53,952  $      98,653  $      9,896  $    6,437  $     14,203
Attack Protection                         27,017        25,161         28,375         6,105       1,551         5,694
Integrated Electronic Systems             10,110        14,293         16,441         1,625       2,019         2,606
Public Safety and Justice                 43,871        49,376         49,794        24,913      27,671        23,893
CompuDyne Corporate                            -             -              -             -           -             -
                                    -------------  ------------  -------------  ------------  ----------  ------------
                                   $     141,650  $    142,782  $     193,263  $     42,539  $   37,678  $     46,396
                                    =============  ============  =============  ============  ==========  ============

                                            Total Assets, at Year End                   Pre-tax Income (Loss)
                                   ------------------------------------------- ---------------------------------------
                                            2005          2004           2003          2005        2004          2003
                                    -------------  ------------  -------------  ------------  ----------  ------------
Institutional Security Systems     $      23,755  $     26,895  $      34,343  $        629  $   (5,174) $      3,613
Attack Protection                         20,621        15,760         21,202        (2,333)     (5,444)          551
Integrated Electronic Systems              4,354         3,807          6,076           431         563           953
Public Safety and Justice                 57,780        56,538         49,439        (2,928)      2,364           407
CompuDyne Corporate                       20,182        29,891          4,672        (4,705)     (2,739)          232
                                    -------------  ------------  -------------  ------------  ----------  ------------
                                   $     126,692  $    132,891  $     115,732  $     (8,906) $  (10,430) $      5,756
                                    =============  ============  =============  ============  ==========  ============

                                              Capital Expenditures                  Depreciation and Amortization
                                   ------------------------------------------- ---------------------------------------
                                            2005          2004           2003          2005        2004          2003
                                    -------------  ------------  -------------  ------------  ----------  ------------
Institutional Security Systems     $         132  $        411  $         312  $        388  $      531  $        330
Attack Protection                            264            64            215           767         644           885
Integrated Electronic Systems                  8            16             72            35          41            68
Public Safety and Justice                    815         1,140            451         2,145       1,664         1,679
CompuDyne Corporate                           33           153             18            58          41            26
                                    -------------  ------------  -------------  ------------  ----------  ------------
                                   $       1,252  $      1,784  $       1,068  $      3,393  $    2,921  $      2,988
                                    =============  ============  =============  ============  ==========  ============


Included in the 2005 results are certain contract closeout activities in the ISS segment which resulted in the recognition of $2.0 million of gross margin and $2.0 million in losses recorded in the ISS segment related to continuing problems in its West Coast office. In addition, PS&J increased its focus on its Next Generation products, expending $884 thousand. Also included in the 2005 results are costs related to SOX 404 compliance in the amount of $2.4 million.

Included in the 2004 results is a $739 thousand pre-tax charge to record the impairment of the Institutional Security Systems segment's goodwill and a $1.1 million charge to record the impairment of certain of the Institutional Security Systems segment's other intangible assets. In addition, the continuing problems in the West Coast office of ISS resulted in the Company recording additional losses of $6.1 million from the work performed in this office and an additional $2.0 million was added to a project's estimated cost to complete. Also included in 2004's results are charges of $411 thousand for terminated deal costs related to unconsummated acquisitions, and $2.6 million of interest expense incurred in connection with the 2011 Notes issued in January 2004; these expenses were recorded in CompuDyne Corporate's accounts.

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

During 2002, the West Coast operations of the Institutional Security Systems segment experienced significant cost overruns on many of its projects. These cost overruns were incurred and recorded during the latter half of 2002 and amounted to approximately $2.4 million. As a result, as these projects were brought to completion in 2003, the revenues generated by them resulted in little margin or in some cases losses. The Company recorded $1.9 million of additional write-downs on its West Coast projects that were either completed or neared completion in 2003. In 2004 and 2005, the West Coast operations generated pre-tax losses of $6.1 million and $2.0 million, respectively.

20.  SELECTED QUARTERLY FINANCIAL DATA (Unaudited)


                                                First         Second         Third          Fourth
(In thousands, except per share data)          Quarter        Quarter        Quarter        Quarter         Total
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2005
Revenues
--------
Institutional Security Systems             $      15,732  $     11,728  $      15,548  $      17,644  $     60,652
Attack Protection                                  6,898         6,065          5,892          8,162        27,017
Integrated Electronic Systems                      2,019         1,888          2,898          3,305        10,110
Public Safety and Justice                         11,657        11,423          9,161         11,630        43,871
                                            -------------  ------------  -------------  -------------  ------------
Total revenues                             $      36,306  $     31,104  $      33,499  $      40,741  $    141,650

Gross Profit
------------
Institutional Security Systems             $       3,567  $      1,581  $       2,343  $       2,405  $      9,896
Attack Protection                                  2,368         1,380            341          2,016         6,105
Integrated Electronic Systems                        282           340            473            530         1,625
Public Safety and Justice                          6,166         7,126          5,360          6,261        24,913
                                            -------------  ------------  -------------  -------------  ------------
Total gross profit                         $      12,383  $     10,427  $       8,517  $      11,212  $     42,539

Pre-tax Income (loss)
---------------------
Institutional Security Systems             $       1,230  $       (532) $        (170) $         101  $        629
Attack Protection                                    499          (840)        (1,800)          (192)       (2,333)
Integrated Electronic Systems                         (8)           16            172            251           431
Public Safety and Justice                           (482)          400         (3,188)           342        (2,928)
Unallocated corporate expense                     (1,558)       (1,683)          (791)          (673)       (4,705)
                                            -------------  ------------  -------------  -------------  ------------
Pre-tax loss from operations               $        (319) $     (2,639) $      (5,777) $        (171) $     (8,906)
                                            -------------  ------------  -------------  -------------  ------------
Net loss                                   $        (319) $     (2,639) $      (5,277) $        (456) $     (8,691)
                                            -------------  ------------  -------------  -------------  ------------
Basic loss per share                       $        (.04) $       (.33) $        (.65) $        (.06) $      (1.07)
                                            -------------  ------------  -------------  -------------  ------------
Diluted loss per share                     $        (.04) $       (.33) $        (.65) $        (.06) $      (1.07)
                                            -------------  ------------  -------------  -------------  ------------


                                               First         Second         Third          Fourth
(In thousands, except per share data)         Quarter        Quarter        Quarter        Quarter         Total
-------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 2004
Revenues
--------
Institutional Security Systems             $      16,057  $     13,954  $      11,783  $      12,158  $     53,952
Attack Protection                                  6,953         6,741          6,510          4,957        25,161
Integrated Electronic Systems                      3,575         4,371          3,296          3,051        14,293
Public Safety and Justice                         12,442        12,717         11,771         12,446        49,376
                                            -------------  ------------  -------------  -------------  ------------
Total revenues                             $      39,027  $     37,783  $      33,360  $      32,612  $    142,782

Gross Profit
------------
Institutional Security Systems             $       2,505  $      2,244  $       1,773  $         (85) $      6,437
Attack Protection                                    919         1,082           (477)            27         1,551
Integrated Electronic Systems                        490           611            501            417         2,019
Public Safety and Justice                          6,284         7,210          7,011          7,166        27,671
                                            -------------  ------------  -------------  -------------  ------------
Total gross profit                         $      10,198  $     11,147  $       8,808  $       7,525  $     37,678

Pre-tax Income (loss)
---------------------
Institutional Security Systems             $         207  $        (84) $        (806) $      (4,491) $     (5,174)
Attack Protection                                   (679)         (456)        (2,101)        (2,208)       (5,444)
Integrated Electronic Systems                        200           214            137             12           563
Public Safety and Justice                            435           960            370            599         2,364
Unallocated corporate expense                       (674)         (481)          (671)          (913)       (2,739)
                                            -------------  ------------  -------------  -------------  ------------
Pre-tax (loss) income from operations      $        (511) $        153  $      (3,071) $      (7,001) $    (10,430)
                                            -------------  ------------  -------------  -------------  ------------
Net (loss) income                          $        (307) $         90  $      (1,850) $      (6,131) $     (8,198)
                                            -------------  ------------  -------------  -------------  ------------
Basic (loss) earnings per share            $        (.04) $        .01  $        (.23) $        (.74) $      (1.01)
                                            -------------  ------------  -------------  -------------  ------------
Diluted (loss) earnings per share          $        (.04) $        .01  $        (.23) $        (.74) $      (1.01)
                                            -------------  ------------  -------------  -------------  ------------


Included in the first, second, third and fourth quarters of 2005 were approximately $0.6 million, $0.9 million, $0.5 million and $0.4 million, respectively, in costs related to SOX 404 compliance.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Changes in Accelerated Filer Status

On December 21, 2005 the Securities and Exchange Commission issued Release No. 33-8644 "Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports" (the "Release"). Included in the Release was an amendment to revise the definition of the term "accelerated filer" to permit an accelerated filer that has an aggregate worldwide market value of voting and non-voting common equity held by non-affiliates of less than $50 million as of the last business day of its second fiscal quarter to exit accelerated filer status at the end of the fiscal year in which the company's equity falls below $50 million as of the last business day of its second fiscal quarter and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis.

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status.

Prior to the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, is not required to comply with Section 404 for the year ended December 31, 2005.

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

As of December  31,  2005,  the Company  carried  out an  evaluation,  under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

Remediation of Material Weaknesses

In the Company's 2004 Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Annual Report"), we disclosed three material weaknesses in our internal control over financial reporting. The following is a discussion of specific changes that we have made to our internal control over financial reporting during 2005 relating to the material weaknesses previously disclosed in the 2004 Annual Report. After consideration of the remediation efforts below and testing of the design and operating effectiveness of controls, we have concluded that as of December 31, 2005, the material weaknesses disclosed in the 2004 Annual Report have been remediated.

     1. The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of accounting principles generally accepted in the United States of America (GAAP) commensurate with the Company's financial reporting requirements to support the size, complexity, operating activities, and locations of the Company. This material weakness contributed to the other individual material weaknesses described below. To address this material weakness, the Company has upgraded and supplemented the talent of its accounting staff throughout the organization by hiring and promoting qualified candidates, including a number of external candidates. Through management's review of the accounting personnel and additions to the accounting staff, management has achieved a general control objective related to the material weakness.

     2. The Company did not maintain effective controls over the accounting for income taxes, including income taxes payable, deferred income tax assets and liabilities and the related income tax provision. Specifically, the Company did not have effective controls over the reconciliation between the tax and financial reporting bases of the Company's assets and liabilities with its deferred income tax assets and liabilities. Additionally, there was a lack of oversight and review over the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts by accounting personnel with appropriate expertise in income tax accounting. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income taxes payable, deferred income tax assets and liabilities and the related income tax provision accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. To address this material weakness, the Company has engaged an outside tax consultant, other than from the Company's independent registered public accounting firm, and has implemented an ongoing training program to enhance the capabilities of its internal tax personnel.

     3. The Company did not maintain effective controls over certain contract revenues, contract costs in excess of billings and accounts receivable. Specifically, the Company did not have effective controls over the accounting for non-routine change orders to customer contracts to ensure that change orders were accounted for in accordance with GAAP. This control deficiency resulted in an audit adjustment to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the contract revenues, contract costs in excess of billings and accounts receivable accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. To address this material weakness, the Company has instituted formal new procedures requiring the accounting for all significant, non-routine transactions to be documented and submitted to the Corporate Accounting Group for approval. CompuDyne management has implemented controls to achieve the control objective related to the material weakness; therefore, we have concluded that the material weakness related to Ineffective Controls over the Accounting for Non-Routine Change Orders has been fully remediated and no longer is considered to represent an internal control deficiency.

ITEM 9B.   OTHER INFORMATION

None.

                                    PART III

Information required by Items 10, 11, 12, 13 and 14 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements
     (1)  Index to Financial Statements
          Report of Independent Registered Public Accounting Firm - Aronson & Company
          Report   of   Independent   Registered   Public   Accounting   Firm  -
          PricewaterhouseCoopers LLP
          Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
          Consolidated Balance Sheets at December 31, 2005 and 2004
          Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
          Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003
          Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
          Notes to Consolidated Financial Statements

     (2)  Schedule II - Schedule of valuation and qualifying accounts

(b)  Exhibits
     The Exhibits listed on the index below are filed as a part of this Annual Report.

                                   SCHEDULE II

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2004, and 2003
                                ($ in thousands)


                                                         Balance at      Charged to                   Balance
                                                          Beginning      Costs and                    At End
Description                                               Of Period       Expenses      Deduction    Of Period
-----------                                               ---------       --------      ---------    ---------
Year Ended December 31, 2005
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory              $  1,362           315          (306)      $   1,371
Reserve for accounts receivable                           $  1,919           699          (297)      $   2,321
Deferred tax asset valuation allowance                    $  1,858         4,268            -        $   6,126

Year Ended December 31, 2004
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory              $    840           649          (127)      $   1,362
Reserve for accounts receivable                           $  1,252         1,153          (486)      $   1,919
Deferred tax asset valuation allowance                    $      -         1,858             -       $   1,858


Year Ended December 31, 2003
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory              $    642           367          (169)      $     840
Reserve for accounts receivable                           $  1,173           996          (917)      $   1,252


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

10(C)(3).  Second  Amendment  to  Amended  and  Restated  Credit  Agreement  and
     Amendment to Securities Pledge Agreement dated March 4, 2005 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10.1 to registrant's 8-K filed on March 7, 2005.

10(C)(4).  Third  Amendment  to Amended  and  Restated  Credit  Agreement  dated
     November 17, 2005 by and among CompuDyne Corporation and PNC Bank, National Association, and Sixth Amended and Restated Revolving Note dated November 17, 2005, herein incorporated by reference to Exhibits 10.1 and 10.2 to Registrant's 8-K filed on November 17, 2005.

10(C)(5). Second Amended and Restated  Revolving  Credit and Security  Agreement
     dated December 19, 2005 by and among CompuDyne Corporation, its subsidiaries and PNC Bank, National Association, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed on December 19, 2005.

10(D). 2005 Employment  Agreement between  CompuDyne  Corporation and Mr. Daniel
     Crawford, herein incorporated by reference, filed on Form 8-K, October 27, 2004.

10(E). Transition Agreement by and among CompuDyne Corporation, Norment Security
     Group, Inc., and Mr. Jon Lucynski, herein incorporated by reference, filed on Form 8-K, January 26, 2005.

10(F). 1996 Stock Non-Employee Director Plan, herein incorporated by reference to Registrant's Proxy Statement dated April 18, 1997 for its 1997 Annual Meeting of Shareholders.

10(G). Stock Option  Agreement  dated  August 21, 1995 by and between  Martin A.
     Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit (4.5) to Registrant's Form 8-K filed September 5, 1995.

10(H).* Compensatory Arrangements.

10(I). 2005 Stock Option Plan for Non-Employee  Directors,  2005 Stock Incentive
     Compensation Plan for Employees, Amendment to the 1996 Stock Option Plan for Non-Employee Directors, and Amendment to the 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(J). CompuDyne Corporation Retention Plan for Selected Employees, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed July 1, 2005.

21.*  Subsidiaries of the Registrant.

23.1* Consent  of  Independent  Registered  Public  Accounting  Firm - Aronson &
      Company.

23.2* Consent   of   Independent    Registered    Public   Accounting   Firm   -
      PricewaterhouseCoopers LLP.

23.3* Consent of  Independent  Registered  Public  Accounting  Firm - Deloitte &
      Touche LLP.

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

                                      COMPUDYNE CORPORATION
                                      ---------------------
                                      (Registrant)

                                      By:
                                         ---------------------------------------
                                      Martin Roenigk
                                      Chief Executive Officer

                                      By:
                                         ---------------------------------------
                                      Geoffrey F. Feidelberg
Dated: March 27, 2006                 Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2006.



----------------------   Director, Chairman, President        -------------------------       Director
Martin A. Roenigk        and Chief Executive Officer          David W. Clark, Jr.


----------------------   Director                             -------------------------       Director
John H. Gutfreund                                             Ronald J. Angelone


----------------------   Director                             -------------------------       Director
Albert R. Dowden                                              Wade B. Houk


----------------------   Director, Chief Financial Officer    -------------------------       Director
Geoffrey F. Feidelberg   and Treasurer                        John Michael McConnell
