Form 10-Q
period 2006-03-31
COMPUDYNE CORP
filed 2006-05-01
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from__________________ to ______________


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

                                 Yes [_] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [_] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] NO [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes [_] NO [X]

As of April 28, 2006, a total of 8,119,404 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX

                                                                     PAGE NO.

Part I.  Financial Information

   Item 1.  Financial Statements - Unaudited

      Consolidated Balance Sheets - March 31, 2006
      and December 31, 2005                                               3

      Consolidated Statements of Operations -
      Three Months Ended March 31, 2006 and 2005                          4

      Consolidated Statement of Changes in Shareholders' Equity -
      Three Months Ended March 31, 2006                                   5

      Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 2006 and 2005                          6

      Notes to Consolidated Financial Statements                       7-15

    Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   16-27

    Item 3.  Quantitative and Qualitative Disclosures
      About Market Risk                                                  28

    Item 4.  Controls and Procedures                                     29

Part II.  Other Information                                              30

      Signature                                                          31

                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                      March 31,  December 31,
                                                                         2006        2005
                                                                     ---------  -------------
ASSETS
                                                                      (dollars in thousands)
Current Assets
        Cash and cash equivalents                                    $   9,647    $   6,938
        Marketable securities                                            6,522       11,429
        Cash and marketable securities - pledged                           440         --
        Accounts receivable, net                                        32,741       39,625
        Contract costs in excess of billings                            11,994       13,764
        Inventories                                                      6,556        6,195
        Prepaid expenses and other                                       2,318        2,809
                                                                     ---------    ---------
           Total Current Assets                                         70,218       80,760
Cash and marketable securities - pledged                                 6,004
Property, plant and equipment, net                                       9,548        9,962
Goodwill                                                                26,846       26,846
Other intangible assets, net                                             8,157        8,221
Other                                                                      807          903
                                                                     ---------    ---------
           Total Assets                                              $ 121,580    $ 126,692
                                                                     =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued liabilities                     $  19,039    $  23,030
        Billings in excess of contract costs incurred                   11,315       13,847
        Deferred revenue                                                 8,688        8,094
        Current portion of notes payable                                   440          440
                                                                     ---------    ---------
           Total Current Liabilities                                    39,482       45,411
Notes payable                                                            3,125        3,125
Convertible subordinated notes payable, net                             39,352       39,305
Deferred tax liabilities                                                 2,060        2,060
Other                                                                      328          369
                                                                     ---------    ---------
           Total Liabilities                                            84,347       90,270
                                                                     ---------    ---------
Commitments and Contingencies

Shareholders' Equity
        Preferred stock, 2,000,000 shares authorized and unissued         --           --
        Common stock, par value $.75 per share:  50,000,000 shares authorized at March 31, 2006 and December 31, 2005;
         8,951,181 and 8,950,356 shares issued at March 31,
         2006 and December 31, 2005, respectively                        6,713        6,712
        Additional paid-in-capital                                      44,646       44,388
        Accumulated deficit                                             (8,156)      (8,963)
        Accumulated other comprehensive (loss)                            (294)         (39)
        Treasury stock, at cost; 831,777 shares at March 31, 2006
         and December 31, 2005                                          (5,676)      (5,676)
                                                                     ---------    ---------
           Total Shareholders' Equity                                   37,233       36,422
                                                                     ---------    ---------
           Total Liabilities and Shareholders' Equity                $ 121,580    $ 126,692
                                                                     =========    =========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           Three Months Ended March 31,
                                                 2006        2005
                                               --------    --------
                                      (in thousands, except per share data)
Revenues:
  Contract revenues earned                     $ 20,826    $ 23,466
  Other revenues                                 19,644      12,840
                                               --------    --------
     Total revenues                              40,470      36,306
Cost of sales                                    27,961      23,923
                                               --------    --------
Gross profit                                     12,509      12,383
Selling, general and administrative expenses      9,736      10,027
Research and development                          1,767       2,111
                                               --------    --------
Income from operations                            1,006         245
                                               --------    --------
Other expense (income)
  Interest expense                                  815         803
  Interest income                                  (278)       (228)
  Other income                                     (154)        (11)
                                               --------    --------
     Total other expense                            383         564
                                               --------    --------
Income (loss) before taxes on income                623        (319)
Income tax benefit                                 (184)         --
                                               --------    --------
Net income (loss)                              $    807    $   (319)
                                               ========    ========
INCOME (LOSS) PER SHARE:
Basic income (loss) per common share           $    .10    $   (.04)
                                               ========    ========
Weighted average number of common
shares outstanding                                8,119       8,163
                                               ========    ========
Diluted income (loss) per common share         $    .10    $   (.04)
                                               ========    ========
Weighted average number of common
shares and equivalents                            8,159       8,163
                                               ========    ========




   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                                                            ACCUMULATED
                                                    ADDITIONAL                 OTHER
                                  COMMON STOCK       PAID-IN   ACCUMULATED COMPREHENSIVE TREASURY STOCK
                                 SHARES   AMOUNT     CAPITAL     DEFICIT   INCOME (LOSS) SHARES     AMOUNT     TOTAL
                                -----------------   ---------    --------  ------------ -------------------   --------
Balance at January 1, 2006        8,950    $6,712   $  44,388    $(8,963)   $     (39)       832   $ (5,676)  $ 36,422
Stock options exercised               1         1           3                                                        4
Stock-based compensation                                  255                                                      255
                                --------------------------------------------------------------------------------------
  Subtotal                        8,951     6,713      44,646                     (39)       832     (5,676)    36,681
                                                                  (8,963)
Comprehensive income:
  Net income                                                         807                                           807
Other comprehensive
 loss, net of tax:
Unrealized loss on available
 for sale marketable securities                                                  (255)                            (255)
                                                                                                              --------
Comprehensive income                                                                                               552
Balance at March 31, 2006         8,951   $ 6,713   $  44,646    $(8,156)   $    (294)       832   $ (5,676)  $ 37,233
                                =======   =======   =========    =======    =========   ========   ========   ========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Three Months Ended March 31,
                                                                                  2006       2005
                                                                                --------    --------
                                                                                  (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                             $   807    $  (319)
Adjustments  to reconcile  net income  (loss) to net cash  provided  (used) by operations:
   Depreciation and amortization                                                     795        877
   Loss (gain) from disposal of property, plant and equipment                          1         (3)
   Amortization of debt discount                                                      47         47
   (Accretion of premium) Amortization of discount on marketable                      (6)         5
      securities
   Stock-based compensation expense                                                  255       --

Changes in assets and liabilities:
   Accounts receivable                                                             6,884        966
   Contract costs in excess of billings                                            1,770      1,027
   Inventories                                                                      (361)       271
   Prepaid expenses and other current assets                                         465        471
   Other assets                                                                       96       (188)
   Accounts payable and accrued liabilities                                       (3,991)    (5,166)
   Billings in excess of contract costs incurred                                  (2,532)    (1,221)
   Deferred revenue                                                                  594        695
   Other liabilities                                                                 (41)       (85)
                                                                                 -------    -------
Net cash flows provided by (used in) operating activities                          4,783     (2,623)
                                                                                 -------    -------
Cash flows from investing activities:
   Purchase of marketable securities                                              (2,983)    (3,739)
   Redemption of marketable securities                                             1,624      6,650
   Additions to property, plant and equipment                                       (319)      (364)
   Proceeds from sale of property, plant and equipment                                 1          3
   Net payment for acquisition                                                      --          (18)
                                                                                 -------    -------
Net cash flows (used in) provided by investing activities                         (1,677)     2,532
                                                                                 -------    -------
Cash flows from financing activities:
   Stock options exercised                                                             3       --
   Purchase of treasury shares                                                      --         (630)
   Restricted cash                                                                  (400)      (294)
                                                                                 -------    -------
Net cash used in financing activities                                               (397)      (924)
                                                                                 -------    -------
Net change in cash and cash equivalents                                            2,709     (1,015)
Cash and cash equivalents at beginning of period                                   6,938      5,198
                                                                                 -------    -------
Cash and cash equivalents at end of period                                       $ 9,647    $ 4,183
                                                                                 =======    =======

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2005 has been derived from the Company's December 31, 2005 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Form 10-Q are adequate to make the information presented not misleading.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005. Operating results for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of operating results for the entire fiscal year.

COMPREHENSIVE INCOME (LOSS)
The following table shows the components of comprehensive income (loss), net of income taxes, for the three months ended March 31, 2006 and 2005, in thousands:

                                                For the Three Months
                                                   Ended March 31,
                                                    2006     2005
                                                   -----    -----
Net income (loss)                                  $ 807    $(319)
Unrealized loss on available-for-sale securities    (255)    (113)
                                                   -----    -----
Comprehensive income (loss)                        $ 552    $(432)
                                                   =====    =====

STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123R (revised 2004) "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Pro forma disclosure is no longer an alternative. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees. This statement uses the terms compensation and payment in their broadest senses to refer to the consideration paid for goods or services, regardless of whether the supplier is an employee.

The Company adopted SFAS No. 123R effective January 1, 2006 and is recognizing the cost of stock-based compensation, consisting of stock options, using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after January 1, 2006 and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the requisite service is rendered on or after the effective date, January 1, 2006. This standard will have a material impact on its financial statements.

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

OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Stock options and warrants to purchase 1,325,633 and 1,442,533 shares for the three month periods ended March 31, 2006 and 2005, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the three month periods ended March 31, 2006 and 2005 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                                         Three Months Ended
                                                                              March 31,
                                                                          2006         2005
                                                                      ------------   ---------
                                                                 (in thousands, except per share data)

Net income (loss)                                                       $   807       $  (319)
                                                                        =======       =======
Weighted average number of common shares outstanding                      8,119         8,163
Effect of dilutive stock options and warrants                                40           --
                                                                        -------       -------
Diluted weighted average number of common shares outstanding              8,159         8,163
                                                                        =======       =======
Net income (loss) per common share
Basic                                                                   $   .10       $  (.04)
Diluted                                                                 $   .10       $  (.04)


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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the three month periods ended March 31, 2006 and March 31, 2005. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3. STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment." This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the "Modified Prospective Application" transition method which does not require the restatement of previously issued financial statements. Compensation expense is measured and recognized beginning in 2006 as follows:

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant. The resulting compensation expense is recognized in the consolidated statement of operations ratably over the vesting period of the award.

AWARDS GRANTED PRIOR TO DECEMBER 31, 2005 - Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the consolidated statement of operations ratably over the remaining vesting period.

For all grants issued after December 31, 2005 the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations:

                                                     for the Three Months
                                                     Ended March 31, 2006
                                                        (In Thousands)
                                                     --------------------
       Cost of sales                                      $      18
       Selling, general and administrative                      214
       Research and development                                  23
                                                          ---------
       Effect on net income                               $     255
                                                          =========

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the "Modified Prospective Application" transition method, the prior year statements of cash flows have not been restated. The tax benefit from the exercise of options was $0 for each of the three months ended March 31, 2006 and March 31, 2005.

STOCK OPTION PLANS

2005 STOCK INCENTIVE COMPENSATION PLAN FOR EMPLOYEES. Stock options are granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a five-year vesting schedule. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is derived from the output of the option pricing model and represents the period of time that options are expected to remain unexercised. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant.

2005 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS. Stock options are granted with an exercise price equal to the market price of the stock at the date of grant. Substantially all of the options granted are exercisable pursuant to a three-year vesting schedule. The fair value of these options is estimated using the Black-Scholes option pricing model which incorporates the assumptions noted in the table below. Expected volatilities are based on the historical performance of our stock. We also use historical data to estimate the timing and amount of option exercises and forfeitures within the valuation model. The expected term of the options is derived from the output of the option pricing model and represents the period of time that options are expected to remain unexercised. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury bond rate in effect at the time of grant.

The 1996 Stock Incentive Plan for Employees and the 1996 Stock Option Plan for Non-Employee Directors, collectively referred to as the "Prior Plans," have expired in accordance with their terms and no further stock options may be granted under these plans.

The fair values of grants in the stated period were computed using the following range of assumptions for our various stock option plans:

                                            for the Three
                                            Months Ended
                                            March 31, 2006
                                            --------------
                   Risk-free interest rates     4.6%
                   Dividend yield               -- %
                   Expected volatility         78.5%
                   Expected lives               6.2 years
                   Annual forfeiture rate       4.4%

 The following is a summary of all option activity for the three months ended March 31, 2006:


                                                               Weighted-        Aggregate
                                                                Average         Intrinsic
                                               Number of       Exercise         Value at
                                                Shares           Price       March 31, 2006
                                               ----------      ---------   ------------------
Outstanding at December 31, 2005                1,453,358      $  8.755
Granted                                           123,000        $6.760
Exercised                                             825        $4.310
Forfeited                                           1,600        $8.519
Expired                                            50,050        $9.289
                                               ----------        ------
Outstanding at March 31, 2006                   1,523,883        $8.579         $333,802
                                               ==========        ======         ========
Exercisable at March 31, 2006                     815,933        $9.540         $191,306
                                               ==========        ======         ========

A summary of our stock options outstanding at March 31, 2006 follows:

                                       Options outstanding                          Options exercisable
                            ------------------------------------------------    ------------------------------
                                            Weighted-          Weighted-                           Weighted-
                                             Average            Average                             Average
                                            Remaining          Exercise                            Exercise
 Range of Exercise Price       Shares       Life (Yrs)           Price             Shares           Price
--------------------------  ------------   -------------    ----------------    -------------     ------------
     $1.625  -   $6.035        167,350          6.46            $   5.151            62,350         $    3.909
     $6.250  -   $6.825        169,536          9.10            $   6.665            15,936         $    6.624
     $6.855  -   $7.500        191,300          7.66            $   7.230            69,000         $    7.253
     $7.615  -   $7.640        160,000          8.61            $   7.630            32,000         $    7.631
     $7.719  -   $8.075        165,000          5.74            $   8.051           117,800         $    8.056
     $8.105  -   $8.960        174,497          6.66            $   8.581            87,647         $    8.549
     $9.190  -  $10.420        186,700          7.03            $  10.080           121,700         $   10.040
    $10.460  -  $12.000        155,500          6.05            $  11.246           155,500         $   11.246
    $12.070  -  $16.330        153,000          5.94            $  13.102           153,000         $   13.102
    $16.630  -  $16.630          1,000          5.49            $  16.630             1,000         $   16.630
------------------------------------------------------------------------------------------------------------------
     $1.625  -  $16.630      1,523,883          7.05            $   8.579           815,933         $    9.540
                            ============                                        =============



In the first quarter of 2006, the weighted-average grant-date fair value of an option granted was $4.85. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was approximately $1,600. Total unrecognized compensation expense from stock options was $2.8 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.45 years as follows, in thousands:

                                           Compensation
                                           Expense Excluding
               Year                        Estimated Forfeitures
               ----                        ---------------------
               2006 (remaining)                  $  761
               2007                                 830
               2008                                 607
               2009                                 446
               2010                                 155
               2011                                  15
                                                 ------
               Total                             $2,814
                                                 ======

For the three months ended March 31, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, our net income would have been reduced to the following pro forma amounts as follows, in thousands:

                                                        Three Months Ended
                                                          March 31, 2005
                                                        -------------------
            Net loss as reported                             $   (319)
            Deduct:  pro forma stock based employee
               compensation expense, net of tax                  (234)
                                                                 ----
            Pro forma net loss                               $   (553)
                                                         ============

            Earnings per common share:
                Basic - as reported                          $  (0.04)
                Basic - pro forma                            $  (0.07)

                Diluted - as reported                        $  (0.04)
                Diluted - pro forma                          $  (0.07)

Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

4. INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2006 and December 31, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts or amortization of premiums from the date of purchase to maturity. The accretion and amortization is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

At March 31, 2006, $6.4 million of cash and marketable securities, at fair value, were pledged to the Company's bank to serve as collateral for a portion of its $15.3 million of letters of credit. Of the $6.4 million of cash and marketable securities, $440 thousand was classified as a current asset, with the balance of $6.0 million classified as a long-term asset.

Marketable securities are summarized, in thousands, as follows:

                                                        March 31,                               December 31,
                                                          2006                                       2005
                                        ------------------------------------------- ------------------------------------------
                                                     Gross Unrealized                         Gross Unrealized
                                                    -----------------       Fair              -------------------      Fair
                                         Cost        Gains     Losses       Value   Cost      Grains     Losses        Value
                                        -------     ------    -------     --------- -------   -------    --------     --------
Collateralized mortgage
 obligations (CMO's) consisting
 of securities issued by
 Fannie Mae and Freddie Mac             $12,860      $ --      $  294      $12,566  $11,494     $  --     $    65      $11,429



The cost and estimated fair value of current marketable securities at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.


                                                                          Estimated
(in thousands)                                           Cost             Fair Value
                                                       --------             --------
Due after one year and beyond                          $ 12,860             $ 12,566
                                                       --------             --------
Total debt securities                                  $ 12,860             $ 12,566
                                                       ========             ========

5. INVENTORIES

Inventories consist of the following, in thousands:


                                           March 31,  December 31,
                                             2006        2005
                                            -------    --------
Raw materials                               $ 4,027    $ 3,984
Work in progress                              3,687      3,342
Finished goods                                  262        240
                                            -------    -------
Total inventory                               7,976      7,566
Reserve for excess and obsolete inventory    (1,420)     (1,371)
                                            -------    -------
Inventories, net                            $ 6,556    $ 6,195
                                            =======    =======


6. GOODWILL

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of approximately $26.8 million at March 31, 2006.

Goodwill, by segment, consists of the following, in thousands:

                                                   Public
                                   Attack          Safety &
                                 Protection        Justice           Total
                                 ----------        --------         --------
     December 31, 2005             $  728          $ 26,118         $ 26,846
                                   -------         --------         --------
     March 31, 2006                $  728          $ 26,118         $ 26,846
                                   ======          ========         ========

7. INTANGIBLE ASSETS

Intangible assets include the trade name, customer relationships and backlog from the acquisition of CompuDyne Public Safety & Justice, Inc. (formerly Tiburon, Inc.) in 2002. Other intangibles include trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment in 1998 and its other recent acquisitions. With the exception of the Norment and Tiburon trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method.

Intangible assets consist of the following, in thousands:


                                              March 31,        December 31,     Amortizable
                                                2006               2005           Lives
                                            ------------       ------------     ---------
      Cost                                                                      (in years)
        Trade names                             $  5,733           $  5,733     15 - Indefinite
        Customer relationships                     2,500              2,500              14
        Other                                      1,195              1,195            1-20
                                            ------------       ------------
                                                   9,428              9,428
                                            ------------       ------------
      Accumulated amortization
        Trade names                                  (46)               (45)
        Customer relationships                      (699)              (655)
        Other                                       (526)               (507)
                                            ------------       ------------
                                                  (1,271)            (1,207)
                                            ------------       ------------
      Net cost                              $      8,157       $      8,221
                                            ============       ============

Amortization expense for the Company's intangible assets for the three month period ended March 31, 2006 was $64 thousand. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                        YEAR
                        2006 (remaining)           $   197
                        2007                           256
                        2008                           243
                        2009                           243
                        2010                           229
                        Thereafter                   1,357
                                                   -------
                        Total                      $ 2,525
                                                   =======


8. NOTES PAYABLE AND LINE OF CREDIT

                                                                                   March 31,         December 31,
                                                                                      2006              2005
                                                                                   ---------         ------------
                                                                                          (in thousands)
Industrial revenue bond, interest payable monthly at a variable rate of 3.14% to
3.71% (3.38% at March 31, 2006) principal  payable in quarterly  installments of
$35,000. The bond is fully collateralized by a $1.3 million letter of credit and
a bond guarantee agreement.                                                         $  1,260           $  1,260

Industrial revenue bond, interest payable monthly at a variable rate of 3.07% to
3.65%  (3.31% at March 31, 2006)  principal  payable in annual  installments  of
$300,000 until 2013 when the annual  installments  become $100,000.  The bond is fully  collateralized  by a $2.3 million  letter of credit and a bond  guarantee
agreement.                                                                             2,305              2,305

6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per
share. These notes are subordinated to all other liabilities of the Company.          40,250             40,250
                                                                                   ---------      ------ ------
Total notes payable                                                                   43,815             43,815
Less convertible subordinated notes discount                                             898                945
                                                                                   ---------           --------
Subtotal                                                                              42,917             42,870
Less amount due within one year                                                          440                440
                                                                                   ---------           --------
                                                                                   $  42,477           $ 42,430
                                                                                   =========           ========

Maturities of notes payable are as follows, in thousands:

                          Year Ending December 31,         Amount
                         --------------------------      ---------
                                 2006 (remaining)        $    440
                                 2007                         440
                                 2008                         440
                                 2009                         440
                                 2010                         440
                                 Thereafter                41,615
                                                         ---------
                                                         $ 43,815

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The March 31, 2006 carrying value is listed below, in thousands.

               Face value                          $  40,250
               Underwriters discounts, net               898
                                                   ---------
                                                   $  39,352
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

The 2011 Notes are redeemable at the option of the Company after January 15, 2009, at a premium of two percent of the face value plus accrued interest unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and U.S. Bank, relating to the 2011 Notes, occurs. If such an event does occur, the Company may redeem the 2011 Notes at a premium in whole but not in part at face. If a change in control event occurs and the Company does not elect to redeem the 2011 Notes, the holders can require the Company to repurchase the 2011 Notes at face value plus accrued interest.

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $63 thousand for the three month periods ended March 31, 2006 and 2005, respectively.

On December 19, 2005, the Company and its bank entered into a Second Amended and Restated Revolving Credit and Security Agreement (the "Second Restated Credit Agreement"). The Second Restated Credit Agreement amended and restated the Company's Amended and Restated Credit Agreement dated March 31, 2004.

In connection with the execution of the Second Restated Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventory, investment property, real property and a security interest in subsidiary stock. The Second Restated Credit Agreement allows the Company to obtain revolving advances in a principal amount of up to $20,000,000. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventory, fixed assets, real property and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Second Restated Credit Agreement is limited to $18,000,000. The Second Restated Credit Agreement matures on December 18, 2008.

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two and one half percent. For letters of credit, the Company pays an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two and one half percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50,000 in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20,000,000 exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1,000 per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5,000,000. Commencing with the fiscal quarter ending June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0.

9. PRODUCT WARRANTIES

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



                 Beginning balance at January 1, 2006               $ 388
                 Plus:  accruals for product warranties               221
                 Less:  warranty charges/claims                       (93)
                                                                    ------
                 Ending balance at March 31, 2006                   $ 516
                                                                    =====

10. OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended March 31, 2006 and 2005, in thousands:

                                            Revenues             Pre-tax Income (Loss)
                                       2006          2005          2006           2005
                                     ----------------------     ------------------------
Institutional Security Systems       $13,355       $15,732       $   136        $ 1,230
Attack Protection                     11,684         6,898         1,205            499
Integrated Electronic Systems          3,587         2,019           184             (8)
Public Safety and Justice             11,844        11,657             7           (482)
CompuDyne Corporate                     --            --            (909)        (1,558)
                                     -------       -------       -------        -------
                                     $40,470       $36,306       $   623        $  (319)
                                     =======       =======       =======        =======

11. CONTINGENCIES

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

The Integrated Electronic Systems segment consists of CompuDyne-Integrated Electronics Division, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. IES provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. IES provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies.

The Public Safety and Justice segment consists of CompuDyne-Public Safety & Justice, Inc. (formerly Tiburon, Inc.), CorrLogic, LLC, Xanalys Corporation ("Xanalys"), and the acquired assets of 90 Degrees, Inc. ("90 Degrees") and Copperfire Software Solutions, Inc. ("Copperfire"). PS&J's software systems are used in a wide range of applications within the public safety and criminal justice sectors of governmental units, including police, fire and emergency medical services computer-aided dispatch systems, and police, fire, jail, prosecution, probation, court records and institutional medical software management systems. We also specialize in the development, implementation and support of complex, integrated inmate management software systems, including inmate medical management systems that improve the efficiency and accuracy of correctional facility operations.

During the second half of 2004, we expanded our offerings in the Public Safety and Justice segment by acquiring the assets of 90 Degrees and Copperfire. 90 Degrees provides a web-based fire records management system. 90 Degrees' enterprise-wide records management solutions assist fire and Emergency Medical Service agencies in managing responses to emergency situations. We anticipate that 90 Degrees' open web-based technology product offerings will advance our current fire and rescue product offerings. Copperfire provides customized report writing and forms generation software designed specifically for public safety and justice agencies. The software automates an agency's current business practices, turning hard copy forms into digital images, to create a paperless report writing system. Xanalys was acquired during the third quarter of 2005. Xanalys provides a suite of investigative management and analysis solutions that enable investigators to collect, analyze and share information to solve cases.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, the ability to secure payment and performance bonds, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation, regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to remain in compliance with its bank covenants, delays in government procurement processes, inability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley, the Company's ability to realize anticipated cost savings, the Company's ability to simplify its structure and modify its strategic objectives, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Backlog was approximately $128.5 million at March 31, 2006, as shown in the following table:

                               Institutional                         Integrated      Public
                                 Security          Attack            Electronics     Safety and         Backlog
(in thousands)                   Systems           Protection        Systems          Justice           Total
----------------------------------------------------------------------------------------------------------------
December 31, 2002                $ 99,527          $ 18,478         $ 11,440          $ 74,867          $204,312
December 31, 2003                $ 57,258          $ 10,043         $  8,326          $ 63,727          $139,354
December 31, 2004                $ 49,324          $ 20,803         $  8,299          $ 48,434          $126,860
March 31, 2005                   $ 42,700          $ 20,139         $  8,395          $ 44,488          $115,722
June 30, 2005                    $ 56,492          $ 19,466         $  9,105          $ 46,045          $131,108
September 30, 2005               $ 52,557          $ 16,210         $  8,146          $ 58,270          $135,183
December 31, 2005                $ 58,128          $ 28,802         $  7,503          $ 53,705          $148,138
March 31, 2006                   $ 57,030          $ 20,961         $  6,590          $ 43,874          $128,455

The decline in backlog during the first quarter of 2006 could lead to a potential decline in future quarterly revenues.

Historically, approximately 93% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, due to the general economic slowdown, state and local budgets, which we are dependent on for approximately 69% of our revenue sources, have come under intense pressure. Most states were running in a deficit situation, as were many local governments. This caused many of them to delay and in some cases cancel certain infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have increased our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 13.0% of our revenue during the first three months of 2006 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                              Three Months Ended March 31, 2006
                                   -----------------------------------------------------------
                                   One-time Revenue    %    Recurring Revenue    %       Total
                                   -----------------------------------------------------------
Institutional Security Systems       $12,163          30.0    $ 1,192           2.9    $13,355
Attack Protection                     11,684          28.9       --            --       11,684
Integrated Electronic Systems          3,587           8.9       --            --        3,587
Public Safety and Justice              7,766          19.2      4,078          10.1     11,844
                                     -------       -------    -------       -------    -------
     Total                           $35,200          87.0    $ 5,270          13.0    $40,470
                                     =======       =======    =======       =======    =======


Since the majority of our revenues are one-time revenues and are non-recurring, we must reinvent our book of business on a continual basis. This makes it very difficult for us to project our future revenue stream and thus makes it very difficult for us to project our earnings as well as our business outlook. Over the next five years, we hope to modify our business model to rely less upon one-time sources of revenue and more on recurring sources of revenue.

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

Prior to the issuance of the Release CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, was not required to comply with
Section 404 for the year ended December 31, 2005. The determination of whether CompuDyne will be an accelerated filer for the year ending December 31, 2006 is dependent on the Company's worldwide market value held by non-affiliates on June 30, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 and 2005

Revenues. The Company had revenues of $40.5 million and $36.3 million for the three months ended March 31, 2006 and March 31, 2005, respectively, representing an increase of $4.2 million or 11.5%. As discussed below, the increase occurred primarily due to higher revenues in our IES and AP segments, offset in part by a decrease in revenues from our ISS segment.

Revenues from the Institutional Security Systems segment were $13.4 million for the three months ended March 31, 2006, a decrease from $15.7 million for the three months ended March 31, 2005 representing a decrease of $2.4 million or 15.1%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year and the delay in the start of some projects. Backlog was $42.7 million and $57.0 million at March 31, 2005 and March 31, 2006, respectively. Although backlog increased at March 31, 2006 as compared to March 31, 2005, several of ISS' recently won awards were delayed and/or not yet available to be worked on by us. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen significant, heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons. During 2005 and through March 31, 2006, ISS' backlog has increased.

Revenues from the Attack Protection segment were $11.7 million for the three months ended March 31, 2006, an increase from $6.9 million for the same period of 2005 representing an increase of $4.8 million or 69.4%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003, and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended March 31, 2006 the Norshield line experienced a 182.0% increase in revenues as compared to the three months ended March 31, 2005, whereas the Fiber SenSys line experienced a 73.6% decrease in revenues for the comparable period. The increase in revenue of $7.0 million in the Norshield line is a direct result of the execution on an award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue decline is a result of the rollout of its next generation product, which until its testing is completed and accepted, expected by the third quarter of 2006, will continue to negatively impact revenues. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through March 31, 2006, the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, twenty-eight embassy projects were planned. We believe that this increased level of new embassy construction will continue for the next several years. Through March 31, 2006 the Company had been awarded three of these projects, for a total of $19.6 million, and lost one project and one bulk bid embassy project comprising eight embassies to competitors. Sixteen of these projects are still awaiting award.

Revenues from Integrated Electronic Systems were $3.6 million for the three months ended March 31, 2006, an increase from $2.0 million for the same period of 2005 representing an increase of $1.6 million or 77.7%. The first half of 2005 was a difficult time for IES, with a downturn in revenues and gross profit, ensuing from: a delay in a large-scale installation contract pending the government's completion of the building to house the system's Command and Control Center; a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and a delay in the start-up of a 5-year, $25 million security contract with the Bureau of Engraving & Printing ("BEP"), due to an award protest by the predecessor contractor. IES is currently performing work under the BEP contract although the protest remains unresolved. During the first quarter of 2006 IES saw its revenues return to a more normal level.

Revenues from the Public Safety and Justice segment were $11.8 million for the three months ended March 31, 2006, an increase from $11.7 million for the same period of 2005 representing a slight increase of $0.2 million or 1.6%. PS&J has been experiencing lower backlogs and has increased its focus on developing its next generation products. During the fourth quarter of 2005 and continuing through the first quarter of 2006, PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $28.0 million for the three months ended March 31, 2006 were up $4.0 million or 16.9% from $23.9 million during the same period of 2005. The smaller percentage increase in sales as compared to the percentage increase in cost of goods sold resulted in a decreased gross profit percentage of 30.9% for the three months ended March 31, 2006 as compared to 34.1% for the three months ended March 31, 2005.

Cost of goods sold in the Institutional Security Systems segment of $11.2 million for the three months ended March 31, 2006 were down $1.0 million or 8.1% from $12.2 million during the same period of 2005. This decrease was less than the related sales decrease of this segment of 15.1%, resulting in a 6.4% decrease in the gross profit percentage to 16.3% from 22.7% for the three months ended March 31, 2005. The decrease in the gross profit percentage is largely a result of ISS' fixed costs now being absorbed by a smaller revenue base during the first quarter of 2006. In addition, during the first quarter of 2005, one of this segment's customers terminated its contract for convenience, resulting in the recognition of $1.3 million in gross margin. In 2002 Institutional Security Systems' senior management determined that the costs to complete certain of its West Coast projects were going to be significantly higher than was previously projected. This resulted in significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which caused the costs to complete these projects to increase. Although the projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004, and 2005. The West Coast office continues to be affected by one final contract which requires ISS to install a proprietary duress system which has been validated through an independent consultant and the manufacturer of the equipment, but will not function as required by the contract specifications. ISS has incurred significant costs trying to make the equipment function as desired. The customer is working with ISS to develop a level of acceptance, and both ISS and the customer are cooperating to close out the project in an amicable manner. We believe that all future costs on these projects have been adequately accounted for through March 31, 2006. The West Coast office has been downsized to a sales and support office, consolidating the estimating, electronics engineering and electronics fabrication functions into the Montgomery home office. The West Coast office realized positive gross margins on its projects in 2005 and 2006. Despite these positive gross margins, the West Coast office experienced high legal and overhead costs closing out many of the old projects. While this resulted in an overall loss at the West Coast operation, the office was also able to significantly reduce aged receivables and filed multiple claims for possible future upside recovery. The office moved its facilities to a smaller, more cost effective facility, which will further reduce overhead costs in the future.

The West Coast project overruns resulted in pre-tax losses recorded in the following periods, in thousands:

                Second Half of 2002                      $ 2,698
                Full Year 2003                             4,087
                Full Year 2004                             6,092
                First Quarter of 2005                        740
                Second Quarter of 2005                       472
                Third Quarter of 2005                        399
                Fourth Quarter of 2005                       417
                First Quarter of 2006                         30
                                                        --------
                        Total                           $ 14,935
                                                        ========

To address this situation, the Company has implemented more centralized controls and has reorganized the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $8.4 million for the three months ended March 31, 2006 increased $3.9 million or 85.3% from $4.5 million during the same period of 2005. This increase was greater than the relative sales increase, resulting in a 6.2% decrease in the gross profit percentage to 28.2% from 34.3% during the three months ended March 31, 2005. The principal reason for the decrease in the gross profit percentage during the first quarter of 2006 as compared to the first quarter of 2005 was a shift in product mix. The bullet and blast resistant windows and doors component of this segment experienced significant growth while the fiber optic component experienced a revenue decline. The windows and doors component of the segment is a lower margin business than is the high margin fiber optic business, resulting in the overall margin decline during the first quarter of 2006 as compared to the first quarter of 2005. New senior management hired in January 2005 continues to reduce manufacturing and overhead costs. In addition, one of this segment's customers terminated its contracts for convenience during the first quarter of 2005 resulting in the recognition of $0.2 million in gross margin due to contract closeout activities.

Cost of goods sold in the Integrated Electronic Systems segment of $3.1 million for the three months ended March 31, 2006 increased $1.3 million or 77.4% from $1.7 million during the same period of 2005. This increase was consistent with the related sales increase of this segment of 77.7%, resulting in a 0.1% increase in the gross profit percentage to 14.1% from 14.0% in the three months ended March 31, 2005. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $5.3 million for the three months ended March 31, 2006 was down $0.2 million or 3.4% from $5.5 million during 2005. This decrease was less than the related sales increase of this segment of 1.6%, resulting in a 2.3% increase in the gross profit percentage to 55.2% from 52.9% in the period ended March 31, 2005.

Selling, general and administrative expenses were $9.7 million for the three months ended March 31, 2006, a decrease of $0.3 million or 2.9% from $10.0 million for the same period of 2005. Much of this decrease is related to additional costs incurred by the Company during 2005 related to compliance with
Section 404 of the Sarbanes-Oxley Act ("SOX"). The Company exited accelerated filer status as of December 31, 2005 and is currently exempt from Section 404 of SOX. In addition, AP's selling, general and administrative expenses increased by $0.5 million or 36.2% during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This increase was largely the result of increased legal costs associated with ongoing claims resolutions in actions both as plaintiff and defendant and for increased selling and training costs as the segment is trying to expand its presence into new marketplaces.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                                  Amount              Life
                                              (In Thousands)       (In Years)
                                              --------------       ----------
     Software                                    $ 2,434               5
     Non Compete Agreements                          130               3
     Tradename                                        60               15
                                                 -------
                                                 $ 2,624
                                                 =======

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $134 thousand and $130 thousand for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

In an effort to further reduce costs, during the third quarter of 2005 the Company eliminated the position of Chief Operating Officer and had its division Presidents report directly to the Company's CEO.

Research and development expenses were $1.8 million for the three months ended March 31, 2006, a decrease of $0.3 million or 16.3% from $2.1 million for the same period of 2005. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During 2005 Public Safety and Justice started investing in its Next Generation products. During the first quarter of 2006 and 2005 this segment expended $1.5 million and $0.1 million, respectively, for this project.

Interest expense was $0.8 million for the three months ended March 31, 2006 and March 31, 2005. The following table compares the weighted average of the
Company's three months ended March 31, 2006 and 2005 interest bearing borrowings, in thousands, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                                        Monthly Weighted                  Monthly Weighted
                                                        Average - 2006                    Average - 2005
                                                        Amount      Rate                  Amount       Rate
                                                       ----------  ------               ----------     ------
      Industrial revenue bonds                         $   3,565     5.5%                 $ 4,005       3.0%
      Subordinated borrowings                          $  40,250     6.3%                 $40,250       6.3%
      Swap hedge agreement                             $      --      --                  $ 2,029       2.4%


In addition the Company recorded the following non-cash interest expense, in thousands:


      Amortization and write-off of
        deferred financing charges                   $        82                          $    67


Other income benefited during the first quarter of 2006 by a $161 thousand positive legal settlement by the Attack Protection segment.

Taxes on Income. The effective tax rate was a benefit of 2.5% for the three months ended March 31, 2006 and the effective tax rate was zero percent for the three months ended March 31, 2005. The tax benefit for the three months ended March 31, 2006 is primarily a result of $200 thousand previously recorded as a reserve for uncertain tax positions which is no longer needed, partially offset by state tax expenses. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's 2004 and 2005 operating losses there is uncertainty as to whether it is more likely than not the assets will be realized. The Company had net operating loss carryforwards for financial accounting purposes of $8.9 million at March 31, 2006.

Net Income (Loss). The Company reported net income of $0.8 million for the three months ended March 31, 2006 and a net loss of $0.3 million for the three months ended March 31, 2005. Diluted income per share was $0.10 for the three months ended March 31, 2006 and a loss of $0.04 for the three months ended March 31, 2005. The weighted average number of common shares outstanding and equivalents used in computing EPS was 8.2 million for both the three month periods ending March 31, 2006 and 2005.

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

As of March 31, 2006, the Company had working capital of $30.7 million compared with $35.3 million as of December 31, 2005.

Net cash provided by operating activities was $4.8 million during the three months ended March 31, 2006 versus $2.6 million used in operating activities during the three months ended March 31, 2005. The largest component of cash provided by operating activities was a decrease in accounts receivable of $6.9 million, which was partially offset by a decrease in accounts payable and accrued liabilities of $4.0 million and a decrease in cost in excess of billings of $2.5 million.

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2006 compared to net cash provided of $2.5 million in the three months ended March 31, 2005. In the three months ended March 31, 2006, the net of marketable securities bought and redeemed was a decrease of cash of $1.4 million. In the three months ended March 31, 2005 the net redemption of marketable securities was $2.9 million.

Net cash used in financing activities amounted to $0.4 million for the three months ended March 31, 2006 compared with net cash used in financing activities of $0.9 million in the three months ended March 31, 2005.

The following table summarizes contractual obligations consisting of total notes payable and related interest of the Company as of March 31, 2006 and the payments due by period, in thousands.

                                                        Interest on
                              Notes Payable            Notes Payable
                             --------------            -------------
December 31:
    2006 (remaining)              $  440                $ 1,966
    2007                             440                  2,610
    2008                             440                  2,596
    2009                             440                  2,581
    2010                             440                  2,566
Thereafter                        41,615                    786
                                 -------                -------
Totals                           $43,815                $13,105
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

In connection with the execution of the Second Restated Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventory, investment property, real property, a security interest in subsidiary stock and cash and marketable securities specifically pledged to the bank. The Second Restated Credit Agreement allows the Company to obtain revolving advances in a principle amount of up to $20,000,000. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventory, fixed assets, real property, cash and marketable securities specifically pledged to the bank, and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Second Restated Credit Agreement is limited to $18,000,000. The Second Restated Credit Agreement matures on December 18, 2008.

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two and one half percent. For letters of credit, the Company pays an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two and one half percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50,000 in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20,000,000 exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1,000 per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5,000,000. Commencing with the fiscal quarter ending June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0.

The Company's total outstanding borrowings at March 31, 2006 amounted to approximately $43.8 million, less broker's discounts in the amount of $0.9 million. The 2011 Notes accounted for $39.4 million, net of broker's discounts, of these borrowings. The remaining amount of $3.6 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.3 million and $2.3 million. The average interest rate charged to the Company at March 31, 2006 for its industrial revenue bonds was 3.3%. The variable interest rate for these borrowings fluctuated between 3.1% and 3.7% during the three months ended March 31, 2006 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's letters of credit, which amounted to $15.3 million at March 31, 2006, the Company has no other material off balance sheet liabilities.

At March 31, 2006 the Company had $4.7 million of unused availability under the Second Restated Credit Agreement, subject to the availability of collateral under its line of credit.

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

The Company was profitable for the quarter ended March 31, 2006. The Company did, however, record significant losses in fiscal 2004 and 2005. We recognize that sustaining profitability is a critical objective which the Company must attain. The Company continues to have a significant amount of cash and marketable securities on its balance sheet at March 31, 2006, however, the Company must sustain its profitability prior to depleting its current cash and marketable securities.

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

Another consequence of not filing the 404 Report timely as noted above includes our inability to use a shorter form registration document for one year in the event we were to engage in an offering of our securities. This could have an adverse impact on our ability to raise capital and the cost of raising capital. This consequence will lapse on June 27, 2006.

Additional Considerations

BID BONDS AND PAYMENT AND PERFORMANCE BONDS
Historically, certain of the Company's projects have required bid bonds at time of proposal submission and payment and/or performance bonds upon contract award. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 75% of ISS' work has come from jobs where payment and performance bonds are required and for PS&J, 19% of its work has required payment and performance bonds. The Company's losses in 2004 and 2005 have made it more challenging for the Company to attain the bonding needed to procure certain of its projects. As of March 31, 2006, the Company was required to provide collateral for two of its projects which it did by issuing bank letters of credit as collateral in the amount of approximately $5.5 million in total. In April, an additional $1.8 million bank letter of credit was issued to serve as collateral for a contract's performance bond. In the event the Company is unable to obtain bonds, or if the terms, namely additional collateral, of the bonds are not within the financial means of the Company, the amount of work the Company is able to contract for will be negatively impacted.

COST CONTAINMENT
Due to current economic conditions, the Company's losses in 2004 and 2005, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of significant selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

TOTAL BACKLOG
CompuDyne's backlog amounted to $128.5 million at March 31, 2006. This was a decrease of 13.3% from the Company's December 31, 2005 backlog of $148.1 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                                  March 31,          December 31,
                                                                     2006                2005
                                                                -------------      --------------
                     Institutional Security Systems                  $ 57,030           $ 58,128
                     Attack Protection                                 20,961             28,802
                     Integrated Electronic Systems                      6,590              7,503
                     Public Safety and Justice                         43,874             53,705
                                                               --------------      --------------
                              Total                                  $128,455           $148,138
                                                               ==============      ==============

The decline in backlog during the first quarter of 2006 could lead to a potential decline in future quarterly revenues.

Included in the backlog of the ISS, AP and PS&J segments at March 31, 2006 is $16.9 million, $0.9 million and $2.3 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

CORPORATE REORGANIZATION
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC, and our Public Safety and Justice group, formerly known as Tiburon, was renamed CompuDyne-Public Safety & Justice, Inc. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A complete description of the Company's significant accounting policies appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Percentage of Completion Accounting and Revenue Recognition.
Approximately 50% of the Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred.

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

Warranty reserves are estimated and recorded at the time products are sold or services are rendered. They are established using historical information on the nature, frequency and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance.

Accounts receivable are expected to be substantially collected within one year except for a portion of the receivables recorded as retainage. Retainage expected to be collected in over one year is reflected as a current asset as it will be collected within the operating cycle under the related contract.

Tax valuation allowances are established when the Company believes it is not "more likely than not" that the Company will be able to receive tax benefits in the future. The federal income tax benefit recorded in the first quarter of 2006 is primarily the result of the reduction of a liability maintained for uncertain tax positions which was no longer required.

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $26.8 million and $5.7 million, respectively, and intangible assets subject to amortization totaled approximately $2.5 million, net, at March 31, 2006. The Company cannot predict the occurrence of events that might adversely affect these values.

Stock Compensation Policy.
Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment." This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the "Modified Prospective Application" transition method which does require the restatement of previously issued financial statements. Compensation expense is measured and recognized beginning in 2006 as follows:

AWARDS GRANTED AFTER DECEMBER 31, 2005 - Awards are measured at their fair value at date of grant. The resulting compensation expense is recognized in the consolidated statement of operations ratably over the vesting period of the award.

AWARDS GRANTED PRIOR TO DECEMBER 31, 2005 - Awards were measured at their fair value at the date of original grant. Compensation expense associated with the unvested portion of these options at January 1, 2006 is recognized in the consolidated statement of operations ratably over the remaining vesting period.

For all grants issued after December 31, 2005 the amount of recognized compensation expense is adjusted based upon an estimated forfeiture rate which is derived from historical data.

ECONOMIC CONDITIONS AND THE AFTER EFFECT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS
Much of the work CompuDyne performs is for state and local governmental units. These entities were severely impacted by recent economic conditions and the resulting contraction of the tax bases of these governmental units. This has caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that had been contracted for was sometimes deferred by the customer into the future. In recent months, it appears the state and local government revenues have been improving, resulting in increased activity preparatory to the issuance of requests for new bids and ultimately, the Company expects the awarding of new projects. It appears to us that we are in the early stages of an economic recovery as it relates to the segments of the marketplace we serve.

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

As a result of the above factors, during the last few years the Company has experienced a more challenging marketplace than it experienced in the years prior to September 11, 2001.

MARKET RISK
On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at March 31, 2006 is approximately $3.6 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, in the event interest rates increase dramatically the increase in interest expense to the Company could be material to the results of operations of the Company.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2006. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2006.

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

          Financial Instruments by Expected Maturity Date


               Notes Payable             Variable                                 Fixed
                Year Ending              Rate ($)      Average Variable         Rate ($)       Average Fixed
                 December 31          (In Thousands)    Interest Rate       (In Thousands)     Interest Rate
             -----------------       ---------------   --------------      --------------     -------------
              2006 (remaining)             $  440           3.33%              $     -              -
              2007                            440           3.33%                    -              -
              2008                            440           3.33%                    -              -
              2009                            440           3.33%                    -              -
              2010                            440           3.33%                    -              -
              Thereafter                    1,365           3.33%                40,250            6.25%
                                      -----------                          ------------
              Total                       $ 3,565           3.33%              $ 40,250            6.25%
              Fair Value                  $ 3,565           3.33%              $ 29,986           15.53%

                         ITEM 4. CONTROLS AND PROCEDURES

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

Prior to the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne will not know if it will or will not be an accelerated filer for the year ending December 31, 2006 until June 30, 2006.

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6:  Exhibits.

Exhibits -

4.1      CompuDyne   Corporation   to  Wachovia   Bank  of  Delaware,   National
         Association  as  Trustee   Indenture  dated  January  15,  2004,  filed
         herewith.

4.2      Specimen Note  included as Exhibit A to the Indenture  filed as Exhibit
         4.1 to this Quarterly Report.

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

                                  COMPUDYNE CORPORATION



Date:  May 1, 2006                /S/ Martin Roenigk
                                  ------------------
                                  Martin Roenigk
                                  Chief Executive Officer


                                  /S/ Geoffrey F. Feidelberg
                                  --------------------------
                                  Geoffrey F. Feidelberg
                                  Chief Financial Officer