Form 10-Q
period 2006-06-30
COMPUDYNE CORP
filed 2006-08-04
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from             to
                                          -----------    -----------


                         Commission File Number 0-29798


                              CompuDyne Corporation
             (Exact name of registrant as specified in its charter)

                Nevada                                23-1408659
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

              2530 Riva Road, Suite 201, Annapolis, Maryland 21401
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (410) 224-4415

   Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                        Yes [ ]                 NO [X]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                        Yes [ ]                 NO [X]

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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
                                  (Check one):
Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

 Indicate by checkmark whether the registrant is a shell company (as defined in
                        Rule 12b-2 of the Exchange Act)
                        Yes [ ]                 NO [X]

  As of August 2, 2006, a total of 8,427,024 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX


                                                                      Page No.
                                                                      --------

Part I.  Financial Information

   Item 1.  Financial Statements - Unaudited

      Consolidated Balance Sheets - June 30, 2006
      and December 31, 2005                                           3

      Consolidated Statements of Operations -
      Three Months and Six Months Ended June 30, 2006 and 2005        4

      Consolidated Statement of Changes in Shareholders' Equity -
      Six Months Ended June 30, 2006                                  5

      Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 2006 and 2005                         6

      Notes to Consolidated Financial Statements                      7-16

    Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   17-31

    Item 3.  Quantitative and Qualitative Disclosures
      About Market Risk                                               32

    Item 4.  Controls and Procedures                                  33

Part II.  Other Information                                           34

      Signature                                                       35

                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                   June 30,       December 31,
                                     ASSETS                          2006             2005
                                                                 -------------    -------------
                                                                     (dollars in thousands)
Current Assets
     Cash and cash equivalents                                   $      7,529     $      6,938
     Marketable securities                                              7,238           11,429
     Cash and marketable securities - pledged                             440                -
     Accounts receivable, net                                          30,496           39,625
     Contract costs in excess of billings                              11,053           13,764
     Inventories                                                        5,831            6,195
     Prepaid expenses and other                                         2,642            2,809
                                                                 -------------    -------------
        Total Current Assets                                           65,229           80,760

Cash and marketable securities - pledged                                6,677                -
Property, plant and equipment, net                                      9,696            9,962
Goodwill                                                               26,846           26,846
Other intangible assets, net                                            8,090            8,221
Other                                                                     779              903
                                                                 -------------    -------------
        Total Assets                                             $    117,317     $    126,692
                                                                 =============    =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                    $     15,533     $     23,030
     Billings in excess of contract costs incurred                     12,309           13,847
     Deferred revenue                                                   6,664            8,094
     Current portion of notes payable                                     440              440
                                                                 -------------    -------------
        Total Current Liabilities                                      34,946           45,411

Notes payable                                                           2,825            3,125
Convertible subordinated notes payable, net                            39,399           39,305
Deferred tax liabilities                                                2,060            2,060
Other                                                                     289              369
                                                                 -------------    -------------
        Total Liabilities                                              79,519           90,270
                                                                 -------------    -------------

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, 2,000,000 shares authorized and unissued              -                -
     Common stock, par value $.75 per share:  50,000,000 shares authorized at June 30, 2006 and December 31, 2005;
      8,951,181 and 8,950,356 shares issued at June 30, 2006 and
      December 31, 2005, respectively                                   6,713            6,712
     Additional paid-in-capital                                        44,969           44,388
     Accumulated deficit                                               (7,851)          (8,963)
     Accumulated other comprehensive (loss)                              (357)             (39)
     Treasury stock, at cost; 831,777 shares at June 30, 2006
      and December 31, 2005                                            (5,676)          (5,676)
                                                                 -------------    -------------
        Total Shareholders' Equity                                     37,798           36,422
                                                                 -------------    -------------
        Total Liabilities and Shareholders' Equity               $    117,317     $    126,692
                                                                 =============    =============

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                           Three Months Ended June 30,      Six Months Ended June 30,
                                               2006           2005             2006           2005
                                           ------------    -----------      -----------    -----------
                                                      (in thousands, except per share data)
Revenues:
 Contract revenues earned                  $    20,000     $   20,293       $   40,826     $   43,759
 Other revenues                                 18,394         10,811           38,038         23,651
                                           ------------    -----------      -----------    -----------
   Total revenues                               38,394         31,104           78,864         67,410

Cost of sales                                   26,258         20,677           54,219         44,600
                                           ------------    -----------      -----------    -----------

Gross profit                                    12,136         10,427           24,645         22,810

Selling, general & administrative expenses       9,342         10,295           19,078         20,322
Research and development                         1,934          2,242            3,701          4,353
                                           ------------    -----------      -----------    -----------
Income (loss) from operations                      860         (2,110)           1,866         (1,865)
                                           ------------    -----------      -----------    -----------

Other expense (income)
 Interest expense                                  842            750            1,657          1,553
 Interest income                                  (290)          (210)            (568)          (438)
 Other income                                       (4)           (11)            (158)           (22)
                                           ------------    -----------      -----------    -----------
   Total other expense                             548            529              931          1,093
                                           ------------    -----------      -----------    -----------

Income (loss) before taxes on income               312         (2,639)             935         (2,958)
Income tax expense (benefit)                         7              -             (177)             -
                                           ------------    -----------      -----------    -----------
Net income (loss)                          $       305     $   (2,639)      $    1,112     $   (2,958)
                                           ============    ===========      ===========    ===========

Income (loss) per share:
------------------------------------------
Basic income (loss) per common share       $       .04     $     (.33)      $      .14     $     (.36)
                                           ============    ===========      ===========    ===========

Weighted average number of common
shares outstanding                               8,119          8,118            8,119          8,141
                                           ============    ===========      ===========    ===========

Diluted income (loss) per common share     $       .04     $     (.33)      $      .14     $     (.36)
                                           ============    ===========      ===========    ===========

Weighted average number of common
shares and equivalents                           8,164          8,118            8,161          8,141
                                           ============    ===========      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                                                               Accumulated
                                                     Additional                   Other
                                     Common Stock     Paid-in    Accumulated  Comprehensive   Treasury Stock
                                   Shares   Amount    Capital      Deficit    Income (Loss)  Shares    Amount    Total
                                   ----------------  ----------  -----------  -------------  -----------------  --------

Balance at January 1, 2006          8,950   $6,712   $  44,388   $   (8,963)  $        (39)     832   $(5,676)  $36,422
Stock options exercised                 1        1           3                                                        4
Stock-based compensation                                   578                                                      578
                                   -------------------------------------------------------------------------------------
  Subtotal                          8,951    6,713      44,969       (8,963)           (39)     832    (5,676)   37,004
Comprehensive income:
  Net income                                                          1,112                                       1,112
Other comprehensive
 loss, net of tax:
Unrealized loss on available for
 sale marketable securities                                                           (318)                        (318)
                                                                                                                --------
Comprehensive income                                                                                                794
                                   -------------------------------------------------------------------------------------
Balance at June 30, 2006            8,951   $6,713   $  44,969   $   (7,851)  $       (357)     832   $(5,676)  $37,798
                                   =======  =======  ==========  ===========  =============  =======  ========  ========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                              Six Months Ended June 30,
                                                                 2006          2005
                                                              ------------  -----------
                                                                   (in thousands)
Cash flows from operating activities:
  Net income (loss)                                           $     1,112    $  (2,958)

Adjustments to reconcile net income (loss) to
 net cash provided (used) by operations:
  Depreciation and amortization                                     1,545        1,725
  Amortization of debt discount and financing fees                    164          134
  (Accretion of premium) Amortization of discount on
   marketable securities, net                                           -           (7)
  Stock-based compensation expense                                    578            -
  Unrealized gain on interest rate swap                                 -           18

Changes in assets and liabilities:
  Accounts receivable                                               9,129        2,923
  Contract costs in excess of billings                              2,711        1,519
  Inventories                                                         364         (611)
  Prepaid expenses and other current assets                           141         (599)
  Other assets                                                         54           (3)
  Accounts payable and accrued liabilities                         (7,496)      (3,517)
  Billings in excess of contract costs incurred                    (1,538)      (2,292)
  Deferred revenue                                                 (1,430)        (888)
  Other liabilities                                                   (80)         (98)
                                                              ------------  -----------
Net cash flows provided by (used in) operating activities           5,254       (4,654)
                                                              ------------  -----------

Cash flows from investing activities:
  Purchase of marketable securities                                (6,957)      (7,721)
  Redemption of marketable securities                               4,310       13,237
  Additions to property, plant and equipment                       (1,148)        (615)
  Net payment for prior year acquisition                                -          (27)
                                                              ------------  -----------
Net cash flows (used in) provided by investing activities          (3,795)       4,874
                                                              ------------  -----------

Cash flows from financing activities:
  Stock options exercised                                               3            4
  Purchase of treasury shares                                           -         (690)
  Restricted cash                                                    (571)           -
  Repayment of notes payable                                         (300)        (300)
                                                              ------------  -----------
Net cash used in financing activities                                (868)        (986)
                                                              ------------  -----------

Net change in cash and cash equivalents                               591         (766)
Cash and cash equivalents at beginning of period                    6,938        5,198
                                                              ------------  -----------
Cash and cash equivalents at end of period                    $     7,529    $   4,432
                                                              ============  ===========

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005. Operating results for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of operating results for the entire fiscal year.

Comprehensive Income (Loss)
The following table shows the components of comprehensive income (loss), net of income taxes, for the six months ended June 30, 2006 and 2005, in thousands:

                                                            For the Six Months
                                                              Ended June 30,
                                                             2006        2005
                                                          ----------  ----------

Net income (loss)                                         $   1,112   $  (2,958)
Unrealized (loss) gain on available-for-sale securities        (318)         13
                                                          ----------  ----------
Comprehensive income (loss)                               $     794   $  (2,945)
                                                          ==========  ==========


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

Stock options and warrants to purchase 1,424,297 and 1,557,333 shares for the three month periods ended June 30, 2006 and 2005, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the three month periods ended June 30, 2006 and 2005 as the effect is antidilutive.

Stock options and warrants to purchase 1,464,733 and 1,550,233 shares for the six month periods ended June 30, 2006 and 2005, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the six month periods ended June 30, 2006 and 2005 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:

                                                   Three Months Ended      Six Months Ended
                                                        June 30,               June 30,
                                                    2006       2005        2006       2005
                                                  ---------  ---------   ---------  ---------
                                                     (in thousands, except per share data)
Net income (loss)                                 $    305   $ (2,639)   $  1,112   $ (2,958)
                                                  =========  =========   =========  =========

Weighted average common shares outstanding           8,119      8,118       8,119      8,141
Effect of dilutive stock options and warrants           45          -          42          -
                                                  ---------  ---------   ---------  ---------
Diluted weighted average number of common shares
 outstanding                                         8,164      8,118       8,161      8,141
                                                  =========  =========   =========  =========

Net income (loss) per common share
Basic                                             $    .04   $   (.33)   $    .14   $   (.36)
Diluted                                           $    .04   $   (.33)   $    .14   $   (.36)


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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the three or six month periods ended June 30, 2006 and June 30, 2005. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations:

                                            For the Three Months   For the Six Months
                                            Ended June 30, 2006    Ended June 30, 2006
                                            --------------------   -------------------
                                                          (in thousands)
     Cost of sales                               $       21            $       39
     Selling, general and administrative                279                   493
     Research and development                            23                    46
                                                 -----------           -----------

     Effect on net income                        $      323            $      578
                                                 ===========           ===========

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the "Modified Prospective Application" transition method, the prior year statements of cash flows have not been restated. The tax benefit from the exercise of options was $0 for each of the three and six months ended June 30, 2006 and June 30, 2005.

Stock Option Plans
------------------

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

The fair values of grants in the stated period were computed using the following range of assumptions for our various stock option plans:

                                     For the Three       For the Six
                                     Months Ended       Months Ended
                                     June 30, 2006      June 30, 2006
                                     -------------      -------------
Risk-free interest rates                   5.0%               4.9%
Dividend yield                                -                  -
Expected volatility                       77.7%              78.0%
Expected lives                             6.5 years          6.5 years
Annual forfeiture rate                     4.4%               4.4%

The following is a summary of all option activity for the six months ended June 30, 2006:

                                                               Weighted-     Aggregate
                                                                Average      Intrinsic
                                                Number of      Exercise      Value at
                                                 Shares         Price      June 30, 2006
                                                ----------    ----------   --------------
Outstanding at December 31, 2005                1,453,358     $  8.7550
Granted                                           399,000     $  6.8637
Exercised                                             825     $  4.3100
Forfeited                                          65,200     $  7.3704
Expired                                            70,350     $  9.1070
                                                ----------    ----------
Outstanding at June 30, 2006                    1,715,983     $  8.3556    $     231,630
                                                ==========    ==========   ==============

Exercisable at June 30, 2006                      857,883     $  9.5468    $     163,529
                                                ==========    ==========   ==============

A summary of our stock options outstanding at June 30, 2006 follows:

                                         Options outstanding                            Options exercisable
                                -----------------------------------------            -------------------------
                                              Weighted-         Weighted-                           Weighted-
                                               Average           Average                             Average
                                              Remaining         Exercise                             Exercise
 Range of Exercise Price        Shares       Life (yrs)            Price             Shares           Price
 -----------------------       -------       ----------         ---------           -------         ----------
     $  1.625 - $  6.250       182,350          6.49            $  5.2562            62,350         $   3.9087
     $  6.315 - $  6.855       194,336          8.86            $  6.7463            20,936         $   6.6788
     $  6.860 - $  6.950       246,800          9.67            $  6.9248             6,800         $   6.8750
     $  7.000 - $  7.640       265,500          7.84            $  7.4194            83,500         $   7.4212
     $  7.719 - $  8.195       175,000          5.53            $  8.0597           126,400         $   8.0630
     $  8.215 - $  9.410       175,197          6.59            $  8.6657           106,097         $   8.6532
     $  9.495 - $ 10.460       199,300          5.71            $ 10.1942           174,300         $   10.754
     $ 11.165 - $ 12.210       173,000          6.68            $ 11.6267           173,000         $  11.6267
     $ 13.290 - $ 16.330       103,500          5.80            $ 13.5380           103,500         $  13.5380
     $ 16.630 - $ 16.630         1,000          5.24            $ 16.6300             1,000         $  16.6300
------------------------------------------------------------------------------------------------------------------

     $  1.625 - $ 16.630     1,715,983          7.22            $  8.3556           857,883         $   9.5468
                             =========                                              =======

In the first two quarters of 2006, the weighted-average grant-date fair value of an option granted was $4.83. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was approximately $1,600. Total unrecognized compensation expense from stock options was $3.7 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.96 years as follows, in thousands:

                                                                 Compensation
                                                              Expense Excluding
                                Year                       Estimated Forfeitures
                                ----                       ---------------------
                                2006 (remaining)           $         536
                                2007                               1,040
                                2008                                 877
                                2009                                 690
                                2010                                 410
                                2011                                 152
                                                           -------------
                                     Total                 $       3,705
                                                           =============

For the three and six months ended June 30, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted have an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, our results of operations would have been reduced to the following pro forma amounts as follows, in thousands:

                                                                            Three Months Ended      Six Months Ended
                                                                              June 30, 2005          June 30, 2005
                                                                              -------------          -------------
                          Net loss as reported                                $    (2,639)           $    (2,958)
                          Deduct:  pro forma stock based employee
                             compensation expense, net of tax                        (290)                  (566)
                                                                              ------------           -------------
                          Pro forma net loss                                  $    (2,929)           $    (3,524)
                                                                              ============           =============
                          Earnings per common share:
                              Basic - as reported                             $     (0.33)           $     (0.36)
                              Basic - pro forma                               $     (0.36)           $     (0.43)

                              Diluted - as reported                           $     (0.33)           $     (0.36)
                              Diluted - pro forma                             $     (0.36)           $     (0.43)

Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

4.     INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2006 and December 31, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts or amortization of premiums from the date of purchase to maturity. The accretion and amortization is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

At June 30, 2006, $7.1 million of cash and marketable securities, at fair value, were pledged to the Company's bank to serve as collateral for a portion of its $14.2 million of letters of credit. Of the $7.1 million of cash and marketable securities, $440 thousand was classified as a current asset, with the balance of $6.7 million classified as a long-term asset.

Marketable securities are summarized, in thousands, as follows:

                                                      June 30,                                    December 31,
                                                        2006                                         2005
                                       -----------------------------------------   ------------------------------------------
                                                   Gross Unrealized       Fair                 Gross Unrealized       Fair
                                         Cost      Gains      Losses      Value     Cost       Gains      Losses      Value
                                       -------     -----      ------     --------  -------     ------    --------    ----------
Collateralized mortgage
 obligations (CMO's) consisting
 of securities issued by
 Fannie Mae and Freddie Mac            $ 14,140    $   -      $  356     $ 13,784  $11,494      $   -     $    65     $   11,429

The cost and estimated fair value of current marketable securities at June 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                      Estimated
(in thousands)                                           Cost         Fair Value
                                                       --------       ----------
Due after one year and beyond                          $ 14,140       $  13,784
                                                       --------       ----------
Total debt securities                                  $ 14,140       $  13,784
                                                       ========       ==========

5.     INVENTORIES

Inventories consist of the following, in thousands:

                                                      June 30,      December 31,
                                                       2006            2005
                                                      --------      ------------
Raw materials                                         $ 3,795       $     3,984
Work in progress                                        2,747             3,342
Finished goods                                            436               240
                                                      --------      ------------
Total inventory                                         6,978             7,566
Reserve for excess and obsolete inventory              (1,147)           (1,371)
                                                      ---------     ------------
Inventories, net                                      $ 5,831       $     6,195
                                                      =========     ============

6.     GOODWILL

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of approximately $26.8 million at June 30, 2006.

Goodwill, by segment, consists of the following, in thousands:

                                                  Public
                                  Attack          Safety &
                                Protection        Justice            Total
                                ----------        ---------         --------

     December 31, 2005          $      728        $  26,118         $ 26,846
                                ==========        =========         ========
     June 30, 2006              $      728        $  26,118         $ 26,846
                                ==========        =========         ========

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

Intangible assets consist of the following, in thousands:

                                                June 30,        December 31,     Amortizable
                                                  2006              2005            Lives
                                                ---------       ------------    ---------------
      Cost                                                                        (in years)
        Trade names                             $  5,692        $     5,692     15 - Indefinite
        Customer relationships                     2,500              2,500             14
        Other                                      1,195              1,195            1-20
                                                ---------       ------------
                                                   9,387              9,387
                                                ---------       ------------
      Accumulated amortization
        Trade names                                   (6)                (4)
        Customer relationships                      (744)              (655)
        Other                                       (547)              (507)
                                                ---------          ---------
                                                  (1,297)            (1,166)
                                                ---------          ---------
      Net cost                                  $  8,090           $  8,221
                                                =========          =========

Amortization expense for the Company's intangible assets for the three and six month periods ended June 30, 2006 was $66 thousand and $130 thousand respectively. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

 Year
 ----
 2006 (remaining)          $    131
 2007                           255
 2008                           243
 2009                           243
 2010                           229
 Thereafter                   1,357
                           --------
 Total                     $  2,458
                           ========

8.     NOTES PAYABLE AND LINE OF CREDIT

                                                                                     June 30,         December 31,
                                                                                      2006               2005
                                                                                    -----------       ------------
                                                                                            (in thousands)
Industrial revenue bond, interest payable monthly at a variable rate of 3.14% to 4.19% (4.19% at June 30, 2006) principal payable in quarterly installments of $35,000.  The bond is fully collateralized
by a $1.3 million letter of credit and a bond guarantee agreement.                  $  1,260          $   1,260

Industrial revenue bond, interest payable monthly at a variable rate of 3.07% to 4.11% (4.09% at June 30, 2006) principal payable in annual installments of $300,000 until 2013 when the annual installments become $100,000.  The bond is fully collateralized by
a $2.0 million letter of credit and a bond guarantee agreement.                        2,005              2,305

6.25% Convertible Subordinated Notes due January 15, 2011.
The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common
stock at a conversion price of $13.89 per share.  These notes
are subordinated to all other liabilities of the Company.                             40,250             40,250
                                                                                    -----------       ------------

Total notes payable                                                                   43,515             43,815
Less convertible subordinated notes discount                                             851                945
                                                                                    -----------       ------------
Subtotal                                                                              42,664             42,870
Less amount due within one year
                                                                                         440                440
                                                                                    -----------       ------------
                                                                                    $ 42,224          $  42,430
                                                                                    ===========       ============


Maturities of notes payable are as follows, in thousands:

                                 Year Ending December 31,                Amount
                                 ------------------------               --------
                                 2006 (remaining)                   $       140
                                 2007                                       440
                                 2008                                       440
                                 2009                                       440
                                 2010                                       440
                                 Thereafter                              41,615
                                                                    ------------
                                                                    $    43,515
                                                                    ============

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The June 30, 2006 carrying value is listed below, in thousands.

Face value                          $  40,250
Underwriters discounts, net               851
                                    ---------
                                    $  39,399
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

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $63 thousand for the three month periods ended March 31, 2006 and 2005, respectively, and $126 thousand and $126 thousand for the six months ended June 30, 2006 and 2005, respectively.

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

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5,000,000. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. This requirement was met at June 30, 2006.

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

  Beginning balance at January 1, 2006               $ 388
  Plus:  accruals for product warranties               296
  Less:  warranty charges/claims                      (162)
                                                     ------
  Ending balance at June 30, 2006                    $ 522
                                                     ======

10.    OPERATING SEGMENT INFORMATION

The following is the operating segment information for the three months ended June 30, 2006 and 2005, in thousands:

                                              Revenues                    Pre-tax income (loss)
                                       ----------------------             ---------------------
                                         2006          2005                2006         2005
                                       --------      --------            --------     ---------
Institutional Security Systems         $ 13,220      $ 11,728            $  (386)     $   (532)
Attack Protection                        11,333         6,065              1,548          (840)
Integrated Electronic Systems             2,983         1,888                161            16
Public Safety and Justice                10,858        11,423               (529)          400
CompuDyne Corporate                           -             -               (482)       (1,683)
                                       --------      --------            --------     ---------
                                       $ 38,394      $ 31,104            $   312      $ (2,639)
                                       ========      ========            ========     =========

The following is the operating segment information for the six months ended June 30, 2006 and 2005, in thousands:

                                              Revenues                    Pre-tax income (loss)
                                       ----------------------             ---------------------
                                         2006          2005                2006         2005
                                       --------      --------            --------     ---------
Institutional Security Systems         $ 26,575      $ 27,460            $  (250)       $  698
Attack Protection                        23,017        12,963              2,753          (341)
Integrated Electronic Systems             6,570         3,907                345             8
Public Safety and Justice                22,702        23,080               (522)          (82)
CompuDyne Corporate                           -             -             (1,391)       (3,241)
                                       --------      --------            --------      --------
                                       $ 78,864      $ 67,410            $   935       $(2,958)
                                       ========      ========            ========      ========


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

12.      SUBSEQUENT EVENT - ACQUISITION OF THE ASSETS OF SIGNAMI, LLC

During July 2006, the Company acquired substantially all of the assets and certain liabilities of Signami, LLC, a producer of software and hardware systems for signals intelligence gathering.

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

The Integrated Electronic Systems segment consists of CompuDyne-Integrated Electronics Division, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. IES provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. IES provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies. In July 2006, the Company acquired the assets and certain liabilities of Signami, LLC, a producer of software and hardware systems for signals intelligence gathering.

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

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Backlog was approximately $111.5 million at June 30, 2006, as shown in the following table:


                                 Institutional                      Integrated          Public
                                   Security          Attack         Electronic        Safety and        Backlog
          (in thousands)           Systems         Protection         Systems           Justice           Total
                                 -------------------------------------------------------------------------------

December 31, 2002                $ 99,527          $ 18,478         $ 11,440          $ 74,867          $204,312
December 31, 2003                $ 57,258          $ 10,043         $  8,326          $ 63,727          $139,354
December 31, 2004                $ 49,324          $ 20,803         $  8,299          $ 48,434          $126,860
March 31, 2005                   $ 42,700          $ 20,139         $  8,395          $ 44,488          $115,722
June 30, 2005                    $ 56,492          $ 19,466         $  9,105          $ 46,045          $131,108
September 30, 2005               $ 52,557          $ 16,210         $  8,146          $ 58,270          $135,183
December 31, 2005                $ 58,128          $ 28,802         $  7,503          $ 53,705          $148,138
March 31, 2006                   $ 57,030          $ 20,961         $  6,590          $ 43,874          $128,455
June 30, 2006                    $ 51,173          $ 13,593         $  7,393          $ 39,351          $111,510

The decline in backlog during the first half of 2006 could lead to a potential decline in future quarterly revenues.

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

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 14.4% of our revenue during the first six months of 2006 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                                                       Six Months Ended June 30, 2006
                                                   --------------------------------------------------------------------
          (in thousands)                           One-time Revenue       %          Recurring Revenue         %       Total
                                                   ----------------      ----        -----------------       ----      --------
Institutional Security Systems                     $         24,195      30.7        $           2,380        3.0      $ 26,575
Attack Protection                                            23,017      29.2                        -          -        23,017
Integrated Electronic Systems                                 6,570       8.3                        -          -         6,570
Public Safety and Justice                                    13,765      17.4                    8,937       11.4        22,702
                                                   ----------------      ----        -----------------       ----      ---------
     Total                                         $         67,547      85.6        $          11,317       14.4      $ 78,864
                                                   ================      ====        =================       ====      =========


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

Prior to the issuance of the Release CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, was not required to comply with
Section 404 for the year ended December 31, 2005. The Company's worldwide market value held by non-affiliates on June 30, 2006 was less than $50 million so CompuDyne will also not be classified as an accelerated filer for the year ended December 31, 2006.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2006 and 2005

Revenues. The Company had revenues of $38.4 million and $31.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively, representing an increase of $7.3 million or 23.4%. As discussed below, the increase occurred primarily due to higher revenues in our ISS, IES and AP segments, offset in part by a decrease in revenues from our PS&J segment.

Revenues from the Institutional Security Systems segment were $13.2 million for the three months ended June 30, 2006, an increase from $11.7 million for the three months ended June 30, 2005 representing an increase of $1.5 million or 12.7%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to our working on more projects than we did in the previous year. Backlog was $51.2 million and $56.5 million at June 30, 2006 and June 30, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $11.3 million for the three months ended June 30, 2006, an increase from $6.1 million for the same period of 2005 representing an increase of $5.3 million or 86.9%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003, and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended June 30, 2006 the Norshield line experienced a 121.6% increase in revenues as compared to the three months ended June 30, 2005, whereas the Fiber SenSys line experienced a 18.9% decrease in revenues for the comparable period. The increase in revenue of $5.6 million in the Norshield line is a direct result of the execution on an award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue decline is a result of the rollout of its next generation product, which until its testing was completed and accepted, which did not occur until the end of the second quarter of 2006, negatively impacted revenues. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. The Company was awarded seven of these embassy projects for a total contract value of $9.9 million, and lost eight embassy project bids to competitors. In 2005, we bid on seventeen embassy projects. The Company was awarded five of these projects, for a total of $20.4 million, and lost four projects and one bulk bid embassy project comprising eight embassies to competitors. In 2006, sixteen embassy projects were planned, none of which have been awarded yet. We believe that this increased level of new embassy construction will continue for the next several years.

Revenues from Integrated Electronic Systems were $3.0 million for the three months ended June 30, 2006, an increase from $1.9 million for the same period of 2005 representing an increase of $1.1 million or 58.0%. The first half of 2005 was a difficult time for IES, with a downturn in revenues and gross profit, ensuing from: a delay in a large-scale installation contract pending the government's completion of the building to house the system's Command and Control Center; a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and a delay in the start-up of a 5-year, $25 million security contract with the Bureau of Engraving & Printing ("BEP"), due to an award protest by the predecessor contractor. IES is currently performing work under the BEP contract although the protest remains unresolved. During the second quarter of 2006 IES saw its revenues return to a more normal level.

Revenues from the Public Safety and Justice segment were $10.9 million for the three months ended June 30, 2006, a decrease from $11.4 million for the same period of 2005 representing a decrease of $0.6 million or 4.9%. PS&J has been experiencing lower backlogs and has increased its focus on developing its next generation products. Beginning in the fourth quarter of 2005 and continuing through the second quarter of 2006, PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $26.3 million for the three months ended June 30, 2006 were up $5.6 million or 27.0% from $20.7 million during the same period of 2005. The smaller percentage increase in sales as compared to the percentage increase in cost of goods sold resulted in a decreased gross profit percentage of 31.6% for the three months ended June 30, 2006 as compared to 33.5% for the three months ended June 30, 2005.

Cost of goods sold in the Institutional Security Systems segment of $11.4 million for the three months ended June 30, 2006 were up $1.2 million or 12.0% from $10.1 million during the same period of 2005. This increase was less than the related sales increase of this segment of 12.7 %, resulting in a 0.5% increase in the gross profit percentage to 14.0% from 13.5% for the three months ended June 30, 2005. In 2002 Institutional Security Systems' senior management determined that the costs to complete certain of its West Coast projects were going to be significantly higher than was previously projected. This resulted in significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which caused the costs to complete these projects to increase. Although the projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004, and 2005. The West Coast office continues to be affected by one final contract which requires ISS to install a proprietary duress system which has been validated through an independent consultant and the manufacturer of the equipment, but will not function as required by the contract specifications. ISS has incurred significant costs trying to make the equipment function as desired. The customer is working with ISS to develop a level of acceptance, and both ISS and the customer are cooperating to close out the project in an amicable manner. We believe that all future costs on these projects to the extent ascertainable have been adequately accounted for through June 30, 2006. The West Coast office has been downsized to a sales and support office, consolidating the estimating, electronics engineering and electronics fabrication functions into the Montgomery home office. The West Coast office realized positive gross margins on its projects in 2005 and 2006. Despite these positive gross margins, the West Coast office experienced high legal and overhead costs closing out many of the old projects. While this resulted in an overall loss at the West Coast operation, the office was also able to significantly reduce aged receivables and filed multiple claims for possible future upside recovery.


The West Coast project overruns resulted in pre-tax losses recorded in the following periods, in thousands:

                Second Half of 2002                                    $  2,698
                Full Year 2003                                            4,087
                Full Year 2004                                            6,092
                First Quarter of 2005                                       740
                Second Quarter of 2005                                      472
                Third Quarter of 2005                                       399
                Fourth Quarter of 2005                                      417
                First Quarter of 2006                                        30
                Second Quarter of 2006                                      254
                                                                       ---------
                        Total                                          $ 15,189
                                                                       =========

To address this situation, the Company has implemented more centralized controls and has reorganized the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $7.5 million for the three months ended June 30, 2006 increased $2.8 million or 59.5% from $4.7 million during the same period of 2005. This increase was less than the relative sales increase, resulting in a 11.3% increase in the gross profit percentage to 34.1% from 22.8% during the three months ended June 30, 2005. The principal reason for the increase in the gross profit percentage during the second quarter of 2006 as compared to the second quarter of 2005 was significantly increased utilization of our Norshield factories. The increase in gross profit due to utilization was offset in part by a decrease in gross margin due to the mix of products sold. The bullet and blast resistant windows and doors component of this segment experienced significant growth while the fiber optic component experienced a revenue decline. The windows and doors component of the segment is a lower margin business than is the high margin fiber optic business.

Cost of goods sold in the Integrated Electronic Systems segment of $2.5 million for the three months ended June 30, 2006 increased $0.9 million or 60.8% from $1.5 million during the same period of 2005. This increase was consistent with the related sales increase of this segment of 58.0%, resulting in a 1.4% decrease in the gross profit percentage to 16.6% from 18.0% in the three months ended June 30, 2005. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $4.9 million for the three months ended June 30, 2006 was up $0.6 million or 14.7% from $4.3 million during 2005. This increase coupled with the related sales decrease of this segment of 4.9%, resulting in a 7.8% decrease in the gross profit percentage to 54.6% from 62.4% in the period ended June 30, 2005.

Selling, general and administrative expenses were $9.3 million for the three months ended June 30, 2006, a decrease of $0.9 million or 9.2% from $10.3 million for the same period of 2005. Much of this decrease is related to additional costs incurred by the Company during 2005 related to compliance with
Section 404 of the Sarbanes-Oxley Act ("SOX"). The Company exited accelerated filer status as of December 31, 2005 and is currently not required to comply with Section 404 of SOX until December 31, 2007.

In conjunction with the acquisition of the assets of 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                                  Amount              Life
                                              (in thousands)       (in years)
                                              --------------       ----------
     Software                                 $    2,434               5
     Non Compete Agreements                          130               3
     Tradename                                        60               15
                                              ----------
                                              $    2,624
                                              ==========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $134 thousand and $134 thousand for the three months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Research and development expenses were $1.9 million for the three months ended June 30, 2006, a decrease of $0.3 million or 13.7% from $2.2 million for the same period of 2005. This decrease was largely a result of reduced engineering labor costs. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During 2005 Public Safety and Justice started investing in its Next Generation products. During the second quarter of 2006 and 2005 this segment expended $0.6 million and $0.5 million, respectively, for this project.

Interest expense was $0.8 million for the three months ended June 30, 2006 and June 30, 2005. The following table compares the weighted average of the Company's three months ended June 30, 2006 and 2005 interest bearing borrowings, in thousands, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                                        Monthly Weighted                  Monthly Weighted
                                                         Average - 2006                    Average - 2005
                                                        Amount      Rate                  Amount       Rate
                                                        ------      ----                  ------       ----
      Industrial revenue bonds                         $   3,265     6.8%                 $ 3,705       3.8%
      Subordinated borrowings                          $  40,250     6.3%                 $40,250       6.3%
      Swap hedge agreement                             $       -       -                  $ 1,353       1.9%


The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $60 thousand and $3 thousand for the three months ended June 30, 2006 and 2005, respectively.

In addition the Company recorded the following non-cash interest expense, in thousands:

      Amortization and write-off
        of deferred financing charges                   $     82                          $    67


Taxes on Income. The effective tax rate was 2.5% for the three months ended June 30, 2006 and the effective tax rate was zero percent for the three months ended June 30, 2005. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's 2004 and 2005 operating losses there is uncertainty as to whether it is more likely than not that the assets will be realized. The Company had net operating loss carryforwards for financial accounting purposes of $8.9 million at June 30, 2006.

Net Income (Loss). The Company reported net income of $0.3 million for the three months ended June 30, 2006 and a net loss of $2.6 million for the three months ended June 30, 2005. Diluted income per share was $0.04 for the three months ended June 30, 2006 and a loss of $0.33 for the three months ended June 30, 2005. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.2 million for both the three month periods ended June 30, 2006 and 2005.

SIX MONTHS ENDED JUNE 30, 2006 and 2005

Revenues. The Company had revenues of $78.9 million and $67.4 million for the six months ended June 30, 2006 and June 30, 2005, respectively, representing an increase of $11.5 million or 17.0%. As discussed below, the increase occurred primarily due to higher revenues in our IES and AP segments, offset in part by a decrease in revenues from our ISS and PS&J segments.

Revenues from the Institutional Security Systems segment were $26.6 million for the six months ended June 30, 2006, a decrease from $27.5 million for the six months ended June 30, 2005 representing a decrease of $0.9 million or 3.2%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year and the delay in the start of some projects. Backlog was $51.2 million and $56.5 million at June 30, 2006 and June 30, 2005 respectively. Several of ISS' recently won awards were delayed and/or not yet available to be worked on by us. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $23.0 million for the six months ended June 30, 2006, an increase from $13.0 million for the same period of 2005 representing an increase of $10.1 million or 77.6%. In 2002 the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003, and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the six months ended June 30, 2006 the Norshield line experienced a 149.3% increase in revenues as compared to the six months ended June 30, 2005, whereas the Fiber SenSys line experienced a 55.6% decrease in revenues for the comparable period. The increase in revenue of $12.6 million in the Norshield line is a direct result of the execution on an award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue decline is a result of the rollout of its next generation product, which until its testing was completed and accepted, which did not occur until the end of the second quarter of 2006, negatively impacted revenues. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. The Company was awarded seven of these embassy projects for a total contract value of $9.9 million, and lost eight embassy project bids to competitors. In 2005, we bid on seventeen embassy projects. The Company was awarded five of these projects, for a total of $20.4 million, and lost four projects and one bulk bid embassy project comprising eight embassies to competitors. In 2006, sixteen embassy projects were planned, none of which have been awarded yet. We believe that this increased level of new embassy construction will continue for the next several years.

Revenues from Integrated Electronic Systems were $6.6 million for the six months ended June 30, 2006, an increase from $3.9 million for the same period of 2005 representing an increase of $2.7 million or 68.2%. The first half of 2005 was a difficult time for IES, with a downturn in revenues and gross profit, ensuing from: a delay in a large-scale installation contract pending the government's completion of the building to house the system's Command and Control Center; a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and a delay in the start-up of a 5-year, $25 million security contract with the Bureau of Engraving & Printing ("BEP"), due to an award protest by the predecessor contractor. IES is currently performing work under the BEP contract although the protest remains unresolved. During the first half of 2006 IES saw its revenues return to a more normal level.

Revenues from the Public Safety and Justice segment were $22.7 million for the six months ended June 30, 2006, a decrease from $23.1 million for the same period of 2005 representing a decrease of $0.4 million or 1.6%. PS&J has been experiencing lower backlogs and has increased its focus on developing its next generation products. Beginning in the fourth quarter of 2005 and continuing through the first half of 2006, PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of sales of $54.2 million for the six months ended June 30, 2006 were up $9.6 million or 21.6% from $44.6 million during the same period of 2005. The smaller percentage increase in sales as compared to the percentage increase in cost of goods sold resulted in a decreased gross profit percentage of 31.3% for the six months ended June 30, 2006 as compared to 33.8% for the six months ended June 30, 2005.

Cost of goods sold in the Institutional Security Systems segment of $22.5 million for the six months ended June 30, 2006 were up $0.2 million or 1.1% from $22.3 million during the same period of 2005. This increase coupled with the related sales decrease of this segment of 3.2%, resulting in a 3.6% decrease in the gross profit percentage to 15.1% from 18.7% for the six months ended June 30, 2005. The decrease in the gross profit percentage is largely a result of ISS' fixed costs now being absorbed by a smaller revenue base during the first half of 2006. In addition, during the first quarter of 2005, one of this segment's customers terminated its contract for convenience, resulting in the recognition of $1.3 million in gross margin. In 2002 Institutional Security Systems' senior management determined that the costs to complete certain of its West Coast projects were going to be significantly higher than was previously projected. This resulted in significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which caused the costs to complete these projects to increase. Although the projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004, and 2005. The West Coast office continues to be affected by one final contract which requires ISS to install a proprietary duress system which has been validated through an independent consultant and the manufacturer of the equipment, but will not function as required by the contract specifications. ISS has incurred significant costs trying to make the equipment function as desired. The customer is working with ISS to develop a level of acceptance, and both ISS and the customer are cooperating to close out the project in an amicable manner. We believe that all future costs on these projects have been adequately accounted for through June 30, 2006. The West Coast office has been downsized to a sales and support office, consolidating the estimating, electronics engineering and electronics fabrication functions into the Montgomery home office. The West Coast office realized positive gross margins on its projects in 2005 and 2006. Despite these positive gross margins, the West Coast office experienced high legal and overhead costs closing out many of the old projects. While this resulted in an overall loss at the West Coast operation, the office was also able to significantly reduce aged receivables and filed multiple claims for possible future upside recovery.

The West Coast project overruns resulted in pre-tax losses recorded in the following periods, in thousands:

                Second Half of 2002                                    $  2,698
                Full Year 2003                                            4,087
                Full Year 2004                                            6,092
                First Quarter of 2005                                       740
                Second Quarter of 2005                                      472
                Third Quarter of 2005                                       399
                Fourth Quarter of 2005                                      417
                First Quarter of 2006                                        30
                Second Quarter of 2006                                      254
                                                                       ---------
                        Total                                          $ 15,189
                                                                       =========

To address this situation, the Company has implemented more centralized controls and has reorganized the function of the West Coast office.

Cost of goods sold in the Attack Protection segment of $15.9 million for the six months ended June 30, 2006 increased $6.7 million or 72.2% from $9.2 million during the same period of 2005. This increase was less than the relative sales increase, resulting in a 2.2% increase in the gross profit percentage to 31.1% from 28.9% during the six months ended June 30, 2005. The principal reason for the increase in the gross profit percentage during the first half of 2006 as compared to the first half of 2005 was a shift in product mix. The bullet and blast resistant windows and doors component of this segment experienced significant growth while the fiber optic component experienced a revenue decline. The windows and doors component of the segment is a lower margin business than is the high margin fiber optic business, resulting in the small overall margin increase during the first half of 2006 as compared to the first half of 2005. New senior management hired in January 2005 continues to reduce manufacturing and overhead costs. In addition, one of this segment's customers terminated its contracts for convenience during the first quarter of 2005 resulting in the recognition of $0.2 million in gross margin due to contract closeout activities.

Cost of goods sold in the Integrated Electronic Systems segment of $5.6 million for the six months ended June 30, 2006 increased $2.3 million or 69.6% from $3.3 million during the same period of 2005. This increase was consistent with the related sales increase of this segment of 68.2%, resulting in a 0.7% decrease in the gross profit percentage to 15.2% from 15.9% in the six months ended June 30, 2005. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $10.2 million for the six months ended June 30, 2006 was up $0.4 million or 4.6% from $9.8 million during 2005. This increase coupled with the related sales decrease of this segment of 1.6%, resulting in a 2.7% decrease in the gross profit percentage to 54.9% from 57.6% in the period ended June 30, 2005.

Selling, general and administrative expenses were $19.1 million for the six months ended June 30, 2006, a decrease of $1.2 million or 6.1% from $20.3 million for the same period of 2005. Much of this decrease is related to additional costs incurred by the Company during 2005 related to compliance with
Section 404 of the Sarbanes-Oxley Act ("SOX"). The Company exited accelerated filer status as of December 31, 2005 and is currently not required to comply with Section 404 of SOX until December 31, 2007. In addition, AP's selling, general and administrative expenses increased by $0.6 million or 21.1% during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was largely the result of increased legal costs associated with ongoing claims resolutions in actions both as plaintiff and defendant, and for increased selling and training costs as the segment is trying to expand its presence into new marketplaces.

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
                                                 -------
                                                 $ 2,624
                                                 =======

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $268 thousand and $268 thousand for the six months ended June 30, 2006 and 2005, respectively, which is included in operating expenses.

Research and development expenses were $3.7 million for the six months ended June 30, 2006, a decrease of $0.7 million or 15.0% from $4.4 million for the same period of 2005. This decrease was largely a result of reduced engineering labor costs. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During 2005 Public Safety and Justice started investing in its Next Generation products. During the first half of 2006 and 2005 this segment expended $1.1 million and $0.8 million, respectively, for this project.

Interest expense was $1.7 million and $1.6 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The following table compares the weighted average of the Company's six months ended June 30, 2006 and 2005 interest bearing borrowings, in thousands, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                                        Monthly Weighted                  Monthly Weighted
                                                         Average - 2006                    Average - 2005
                                                        Amount      Rate                  Amount       Rate
                                                        ------      ----                  ------       ----
      Industrial revenue bonds                         $   3,415     6.2%                 $ 3,855       3.4%
      Subordinated borrowings                          $  40,250     6.3%                 $40,250       6.3%
      Swap hedge agreement                             $       -       -                  $ 1,691       2.1%


The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $102 thousand and $6 thousand for the six month periods ended June 30, 2006 and 2005, respectively.

In addition the Company recorded the following non-cash interest expense, in thousands:

      Amortization and write-off
        of deferred financing charges                  $     164                          $   134

Other income benefited during the first quarter of 2006 by a $161 thousand positive legal settlement by the Attack Protection segment.

Taxes on Income. The effective tax rate was a benefit of 18.9% for the six months ended June 30, 2006 and the effective tax rate was zero percent for the six months ended June 30, 2005. The tax benefit for the six months ended June 30, 2006 is primarily a result of $200 thousand previously recorded as a reserve for uncertain tax positions which is no longer needed, partially offset by state tax expenses. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's 2004 and 2005 operating losses there is uncertainty as to whether it is more likely than not the assets will be realized. The Company had net operating loss carryforwards for financial accounting purposes of $8.9 million at June 30, 2006.

Net Income (Loss). The Company reported net income of $1.1 million for the six months ended June 30, 2006 and a net loss of $3.0 million for the six months ended June 30, 2005. Diluted income per share was $0.14 for the six months ended June 30, 2006 and a loss of $0.36 for the six months ended June 30, 2005. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.2 million and 8.1 million for the six month periods ended June 30, 2006 and 2005, respectively.

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

As of June 30, 2006, the Company had working capital of $30.3 million compared with $35.3 million as of December 31, 2005.

Net cash provided by operating activities was $5.3 million during the six months ended June 30, 2006 versus $4.6 million used in operating activities during the six months ended June 30, 2005. The largest component of cash provided by operating activities was a decrease in accounts receivable of $9.1 million, which was partially offset by a decrease in accounts payable and accrued liabilities of $7.5 million.

Net cash used in investing activities was $3.8 million for the six months ended June 30, 2006 compared to net cash provided of $4.9 million in the six months ended June 30, 2005. In the six months ended June 30, 2006, the net of marketable securities bought and redeemed was a decrease of cash of $2.6 million. In the six months ended June 30, 2005 the net redemption of marketable securities was $6.4 million.

Net cash used in financing activities amounted to $0.9 million for the six months ended June 30, 2006 compared with net cash used in financing activities of $1.0 million in the six months ended June 30, 2005.

The following table summarizes contractual obligations consisting of total notes payable and related interest of the Company as of June 30, 2006 and the payments due by period, in thousands.

                                                          Interest on
                              Notes Payable              Notes Payable
                              -------------              -------------
December 31:
    2006 (remaining)          $      140                 $       1,323
    2007                             440                         2,633
    2008                             440                         2,615
    2009                             440                         2,597
    2010                             440                         2,578
Thereafter                        41,615                           950
                              ----------                 -------------
Totals                        $   43,515                 $      12,696
                              ==========                 =============

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

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5,000,000. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. This requirement was met at June 30, 2006.

The Company's total outstanding borrowings at June 30, 2006 amounted to approximately $43.5 million, less broker's discounts in the amount of $0.9 million. The 2011 Notes accounted for $39.4 million, net of broker's discounts, of these borrowings. The remaining amount of $3.3 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.3 million and $2.0 million. The average interest rate charged to the Company at June 30, 2006 for its industrial revenue bonds was 4.1%. The variable interest rate for these borrowings fluctuated between 3.1% and 4.2% during the six months ended June 30, 2006 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's letters of credit, which amounted to $14.2 million at June 30, 2006, the Company has no other material off balance sheet liabilities.

At June 30, 2006 the Company had $5.8 million of unused availability under the Second Restated Credit Agreement, subject to the availability of collateral under its line of credit.

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

The Company was profitable for the two quarters ended June 30, 2006. The Company did, however, record significant losses in fiscal 2004 and 2005. We recognize that sustaining profitability is a critical objective which the Company must attain. The Company continues to have a significant amount of cash and marketable securities on its balance sheet at June 30, 2006, however, the Company must sustain its profitability prior to depleting its current cash and marketable securities.

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

Another consequence of not filing the 404 Report timely as noted above includes our inability to use a shorter form registration document for one year in the event we were to engage in an offering of our securities. This could have had an adverse impact on our ability to raise capital and the cost of raising capital. This consequence lapsed on June 27, 2006.

Additional Considerations

Bid Bonds  and  Payment  and  Performance  Bonds
Historically, certain of the Company's projects have required bid bonds at time of proposal submission and payment and/or performance bonds upon contract award. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 75% of ISS' work has come from jobs where payment and performance bonds are required and for PS&J, 19% of its work has required payment and performance bonds. The Company's losses in 2004 and 2005 have made it more challenging for the Company to attain the bonding needed to procure certain of its projects. As of June 30, 2006, the Company was required to provide collateral for two of its projects which it did by issuing bank letters of credit as collateral in the amount of approximately $5.5 million in total. In the event the Company is unable to obtain bonds, or if the terms, namely additional collateral, of the bonds are not within the financial means of the Company, the amount of work the Company is able to contract for will be negatively impacted.

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

Total Backlog
CompuDyne's backlog amounted to $111.5 million at June 30, 2006. This was a decrease of 24.7% from the Company's December 31, 2005 backlog of $148.1 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                   June 30,       December 31,
                                                    2006             2005
                                                  ---------       ------------
  Institutional Security Systems                  $  51,173       $     58,128
  Attack Protection                                  13,593             28,802
  Integrated Electronic Systems                       7,393              7,503
  Public Safety and Justice                          39,351             53,705
                                                  ---------       ------------
              Total                               $ 111,510       $    148,138
                                                  =========       ============

The decline in backlog during the first half of 2006 could lead to a potential decline in future quarterly revenues.

Included in the backlog of the ISS, AP and PS&J segments at June 30, 2006 is $17.6 million, $0.8 million and $0.6 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $26.8 million and $5.6 million, respectively, and intangible assets subject to amortization totaled approximately $2.5 million, net, at June 30, 2006. The Company cannot predict the occurrence of events that might adversely affect these values.

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

Market Risk
On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at June 30, 2006 is approximately $3.3 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, in the event interest rates increase dramatically the increase in interest expense to the Company could be material to the results of operations of the Company.

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

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
CompuDyne has fixed and variable rate notes payable. These on-balance sheet financial instruments expose the Company to interest rate risk, with the primary interest rate exposure resulting from changes in the bond market used to determine the interest rate applicable to the borrowings under the Company's industrial revenue bond borrowings.

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2006. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2006.

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

          Financial Instruments by Expected Maturity Date

               Notes Payable             Variable                                Fixed
                Year Ending              Rate ($)      Average Variable        Rate ($)        Average Fixed
                 December 31          (in thousands)    Interest Rate       (in thousands)     Interest Rate
              ----------------        --------------    -------------       --------------     -------------
              2006 (remaining)        $       140           4.13%           $        -              -
              2007                            440           4.13%                    -              -
              2008                            440           4.13%                    -              -
              2009                            440           4.13%                    -              -
              2010                            440           4.13%                    -               -
              Thereafter                    1,365           4.13%                40,250            6.25%
                                      -----------                           --------------
              Total                   $     3,265           4.13%           $    40,250            6.25%
              Fair Value              $     3,265           4.13%           $    32,854           12.61%

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

Prior to the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. The Company's worldwide market value held by non-affiliates on June 30, 2006 was less than $50 million so CompuDyne will not be classified as an accelerated filer for the year ended December 31, 2006.

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

PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders.

Proposal #1 - Election of Directors.

At the Annual Meeting of Shareholders on May 24, 2006, the shareholders elected Ronald J. Angelone Director for a period of three years to expire at the 2009 Annual Meeting. The votes were cast as follows:

              For - 5,426,393                 Withheld - 37,474

At the Annual Meeting of Shareholders on May 24, 2006, the shareholders elected Wade B. Houk Director for a period of three years to expire at the 2009 Annual Meeting. The votes were cast as follows:

              For - 5,375,591                 Withheld - 88,474

Item 6:  Exhibits.

Exhibits -
       10.1 Termination of Employment Agreement between CompuDyne Corporation and Mr. Daniel Crawford, herein incorporated by reference filed on Form 8-K, July 10, 2006.
       10.2 The Joinder Agreement and the First Amendment to the Second Amendment and Restated Revolving Credit and Security Agreement both dated July 14, 2006 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, herein incorporated by reference to Exhibits 10.1 and 10.2 to Registrants 8-K filed on July 20, 2006
       31.1 Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.
       31.2 Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.
       32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.
       32.2 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith.

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      COMPUDYNE CORPORATION



Date:  August 4, 2006                                 /s/ Martin Roenigk
                                                      ------------------
                                                      Martin Roenigk
                                                      Chief Executive Officer


                                                      /s/ Geoffrey F. Feidelberg
                                                      --------------------------
                                                      Geoffrey F. Feidelberg
                                                      Chief Financial Officer