Form 10-Q
period 2006-09-30
COMPUDYNE CORP
filed 2006-11-14
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from to ______________


                         Commission File Number 0-29798


                              COMPUDYNE CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                   23-1408659
--------------------------------                -------------------
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

                                 Yes [_] NO [X]

As of November 09, 2006, a total of 8,430,294 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                        Page No.
Part I.  Financial Information

   Item 1.  Financial Statements - Unaudited

      Consolidated Balance Sheets - September 30, 2006
      and December 31, 2005                                               3

      Consolidated Statements of Operations -
      Three Months and Nine Months Ended September 30, 2006 and 2005      4

      Consolidated Statement of Changes in Shareholders' Equity -
      Nine Months Ended September 30, 2006                                5

      Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2006 and 2005                       6

      Notes to Consolidated Financial Statements                       7-17

    Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   18-33

    Item 3.  Quantitative and Qualitative Disclosures
      About Market Risk                                                  34

    Item 4.  Controls and Procedures                                     35

Part II.  Other Information                                              36

      Signature                                                          37

                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                          September 30,  December 31,
                                                                               2006         2005
                                                                            ---------    ---------
                                     ASSETS
                                                                            (dollars in thousands)
Current Assets
        Cash and cash equivalents                                           $   3,042    $   6,938
        Marketable securities                                                  11,891       11,429
        Accounts receivable, net                                               30,131       39,625
        Contract costs in excess of billings                                   11,039       13,764
        Inventories                                                             6,056        6,195
        Prepaid expenses and other                                              2,818        2,809
                                                                            ---------    ---------
           Total Current Assets                                                64,977       80,760

Cash equivalents pledged                                                        5,479         --
Property, plant and equipment, net                                             10,723        9,962
Goodwill                                                                       27,519       26,846
Other intangible assets, net                                                    8,596        8,221
Other                                                                           2,036          903
                                                                            ---------    ---------
           Total Assets                                                     $ 119,330    $ 126,692
                                                                            =========    =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued liabilities                            $  14,220    $  23,030
        Billings in excess of contract costs incurred                          11,491       13,847
        Deferred revenue                                                        8,213        8,094
        Current portion of notes payable                                          440          440
                                                                            ---------    ---------
           Total Current Liabilities                                           34,364       45,411

Notes payable                                                                   2,685        3,125
Convertible subordinated notes payable, net                                    39,445       39,305
Deferred tax liabilities                                                        2,060        2,060
Other                                                                             385          369
                                                                            ---------    ---------
           Total Liabilities                                                   78,939       90,270
                                                                            ---------    ---------

Commitments and Contingencies

Shareholders' Equity
        Preferred stock, 2,000,000 shares authorized and unissued                --           --
        Common stock, par value $.75 per share:  50,000,000 shares authorized at September 30, 2006 and December 31, 2005;
         9,258,801 and 8,950,356 shares issued at September 30,
         2006 and December 31, 2005, respectively                               6,944        6,712
        Additional paid-in-capital                                             46,988       44,388
        Accumulated deficit                                                    (7,524)      (8,963)
        Accumulated other comprehensive (loss)                                   (341)         (39)
        Treasury stock, at cost; 831,777 shares at September 30, 2006
         and December 31, 2005                                                 (5,676)      (5,676)
                                                                            ---------    ---------
           Total Shareholders' Equity                                          40,391       36,422
                                                                            ---------    ---------
           Total Liabilities and Shareholders' Equity                       $ 119,330    $ 126,692
                                                                            =========    =========

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                          2006              2005               2006              2005
                                                        --------          --------          ---------          ---------
                                                                     (in thousands, except per share data)
Revenues:
  Contract revenues earned                              $ 19,354          $ 21,749          $  60,847          $  64,070
  Maintenance revenues                                     5,608             4,615             17,020             14,265
  Other revenues                                           9,734             7,135             35,693             22,574
                                                        --------          --------          ---------          ---------
     Total revenues                                       34,696            33,499            113,560            100,909

Cost of sales                                             22,878            25,561             77,097             70,161
                                                        --------          --------          ---------          ---------
Gross profit                                              11,818             7,938             36,463             30,748

Selling, general & administrative expenses                 9,175            10,592             28,253             30,914
Research and development                                   1,769             2,565              5,470              6,918
                                                        --------          --------          ---------          ---------
Income (loss) from operations                                874            (5,219)             2,740             (7,084)
                                                        --------          --------          ---------          ---------
Other expense (income)
  Interest expense                                           822               748              2,479              2,301
  Interest income                                           (269)             (187)              (837)              (625)
  Other income                                               (14)               (3)              (172)               (25)
                                                        --------          --------          ---------          ---------
     Total other expense                                     539               558              1,470              1,651
                                                        --------          --------          ---------          ---------
Income (loss) before taxes on income                         335            (5,777)             1,270             (8,735)
Income tax expense (benefit)                                   8              (500)              (169)              (500)
                                                        --------          --------          ---------          ---------
Net income (loss)                                       $    327          $ (5,277)         $   1,439          $  (8,235)
                                                        ========          ========          =========          =========
Income (loss) per share:
Basic income (loss) per common share                    $    .04          $   (.65)         $     .18          $   (1.01)
                                                        ========          ========          =========          =========
Weighted average number of common
shares outstanding                                         8,355             8,116              8,198              8,132
                                                        ========          ========          =========          =========
Diluted income (loss) per common share                  $    .04          $   (.65)         $     .18          $   (1.01)
                                                        ========          ========          =========          =========
Weighted average number of common
shares and equivalents                                     8,378             8,116              8,233              8,132
                                                        ========          ========          =========          =========

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)

                                                                                 Accumulated
                                                    Additional                      Other
                                  Common Stock        Paid-in     Accumulated   Comprehensive    Treasury Stock
                                Shares   Amount       Capital       Deficit     Income (Loss)    Shares    Amount    Total
                                -----------------   ----------    -----------   -------------    ----------------   --------
Balance at January 1, 2006        8,950    $6,712      $44,388      $(8,963)        $  (39)       832   $ (5,676)   $36,422
Common stock issued in              308       231        1,630                                                        1,861
connection with acquisition
Stock options exercised               1         1            3                                                            4
Stock-based compensation                                   967                                                          967
                              ---------- ---------- ------------ -------------- -------------- -------- ---------- ---------
  Subtotal                        9,259     6,944       46,988       (8,963)           (39)       832     (5,676)    39,254
Comprehensive income:
  Net income                                                          1,439                                           1,439
Other comprehensive
 loss, net of tax:
Unrealized loss on
available for
 sale marketable securities                                                           (302)                            (302)
                                                                                                                   ---------
Comprehensive income                                                                                                  1,137
                              ---------- ---------- ------------ -------------- -------------- -------- ---------- ---------
Balance at September 30, 2006     9,259    $6,944      $46,988      $(7,524)       $  (341)       832   $ (5,676)   $40,391
                              ========== ========== ============ ============== ============== ======== ========== =========




   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Nine Months Ended September 30,
                                                                                  2006       2005
                                                                               --------    --------
                                                                                  (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                           $  1,439    $ (8,235)

Adjustments  to reconcile  net income  (loss) to net cash  provided by (used in)
 operations:
   Depreciation and amortization                                                  2,339       2,596
   Amortization of debt discount and financing fees                                 246         140
   Accretion of premium on marketable securities, net                                (1)        (10)
   Stock-based compensation expense                                                 967          --
   Unrealized gain on interest rate swap                                             --          21

Changes in assets and liabilities:
   Accounts receivable                                                            9,580       2,396
   Contract costs in excess of billings                                           2,725       1,703
   Inventories                                                                      270        (573)
   Prepaid expenses and other current assets                                        (25)      1,553
   Other assets                                                                  (1,237)         (3)
   Accounts payable and accrued liabilities                                      (8,849)     (3,928)
   Billings in excess of contract costs incurred                                 (2,356)     (1,398)
   Deferred revenue                                                                 119       1,143
   Other liabilities                                                               (119)        (98)
                                                                               --------    --------
Net cash flows provided by (used in) operating activities                         5,098      (4,693)
                                                                               --------    --------
Cash flows from investing activities:
   Purchase of marketable securities                                             (6,938)     (7,722)
   Redemption of marketable securities                                            6,193      19,288
   Additions to property, plant and equipment                                    (1,400)       (843)
   Cash acquired from acquisition                                                    --         363
   Net payment for acquisition                                                     (934)        (66)
                                                                               --------    --------
Net cash flows (used in) provided by investing activities                        (3,079)     11,020
                                                                               --------    --------
Cash flows from financing activities:
   Stock options exercised                                                            4          25
   Purchase of treasury shares                                                       --        (690)
   Restricted cash                                                               (5,479)       (121)
   Repayment of notes payable                                                      (440)       (440)
                                                                               --------    --------
Net cash used in financing activities                                            (5,915)     (1,226)
                                                                               --------    --------
Net change in cash and cash equivalents                                          (3,896)      5,101
Cash and cash equivalents at beginning of period                                  6,938       5,198
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $  3,042    $ 10,299
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2005. Operating results for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of operating results for the entire fiscal year.

COMPREHENSIVE INCOME (LOSS)
The following table shows the components of comprehensive income (loss), net of income taxes, for the nine months ended September 30, 2006 and 2005, in thousands:

                                                                         For the Nine Months
                                                                         Ended September 30,
                                                                           2006       2005
                                                                        --------    ---------
          Net income (loss)                                             $ 1,439     $  (8,235)
          Unrealized loss on available-for-sale securities                 (302)          (90)
                                                                        --------    ---------
          Comprehensive income (loss)                                   $ 1,137     $  (8,325)
                                                                        ========    =========

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

The Company adopted SFAS No. 123R effective January 1, 2006 and is recognizing the cost of stock-based compensation, consisting of stock options, using the modified prospective application method whereby the cost of new awards and awards modified, repurchased or cancelled after January 1, 2006 and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the requisite service is rendered on or after the effective date, January 1, 2006. This standard has a material impact on our financial statements.

INCOME TAXES
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not that these assets will be realized.

OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement will not have an impact on our financial position or results of operation.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this new accounting pronouncement will not have an impact on our financial position or results of operation. The Company does not have any such plans.

In June 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt for our fiscal year ending December 31, 2007. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation. The effect of these reclassifications is not material to the condensed consolidated financial statements.

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

Stock options and warrants to purchase 1,584,936 and 1,456,133 shares for the three month periods ended September 30, 2006 and 2005, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the three month periods ended September 30, 2006 and 2005 as the effect is antidilutive.

Stock options and warrants to purchase 1,454,236 and 1,456,133 shares for the nine month periods ended September 30, 2006 and 2005, respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the nine month periods ended September 30, 2006 and 2005 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                       ------------------------          ---------------------
                                                         2006         2005                 2006         2005
                                                       -------      --------             --------     --------
                                                                  (in thousands, except per share data)
Net income (loss)                                      $   327      $ (5,277)            $  1,439     $ (8,235)
                                                       =======      ========             ========     ========
Weighted average common shares outstanding               8,355         8,116                8,198        8,132
Effect of dilutive stock options and warrants               23             -                   35            -
                                                       -------      --------             --------     --------
Diluted weighted average number of common shares
outstanding                                              8,378         8,116                8,233        8,132
                                                       =======      ========             ========     ========
Net income (loss) per common share
Basic                                                  $   .04      $  (.65)             $    .18     $  (1.01)
Diluted                                                $   .04      $  (.65)             $    .18     $  (1.01)

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share" ("Issue 03-6"), effective June 30, 2004. Issue 03-6 requires the use of the two-class method to compute earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the Company ("participation rights") when, and if, it declares dividends on its common stock.

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the three or nine month periods ended September 30, 2006 and September 30, 2005. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. The 2011 Notes provide that "if the portion of the cash so distributed applicable to one share of Common Stock is equal to or greater than the Current Market Price on the Record Date [of the dividend declared], in lieu of the foregoing adjustment [to the conversion price], adequate provision shall be made so that each Noteholder shall have the right to receive upon conversion the amount of cash such holder would have received had such holder converted each Note on the Record Date." Under EITF 03-06, the assessment as to whether the contingency criteria have been met must be made each reporting period. This determination is made without regard to the participation rights of the convertible notes. Under the consensus reached for Issue 3 of EITF 03-06, the criteria could be met even if the dividend were not declared. The consensus also permits consideration of avoiding allocation to the participating securities in certain events. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations:

                                                     For the Three Months      For the Nine Months
                                                     Ended September 30,       Ended September 30,
                                                     -------------------      -------------------
                                                            2006                     2006
                                                          ---------                  ---------
                                                                       (in thousands)
       Cost of sales                                      $       8                $      47
       Selling, general and administrative                      359                      852
       Research and development                                  22                       68
                                                          ---------                ---------
       Effect on net income                               $     389                $     967
                                                          =========                =========

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. Because we elected to adopt the "Modified Prospective Application" transition method, the prior year statements of cash flows have not been restated. The tax benefit from the exercise of options was $0 for each of the three and nine months ended September 30, 2006 and September 30, 2005.

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

The 1996 Stock Incentive Plan for Employees and the 1996 Stock Option Plan for Non-Employee Directors, collectively referred to as the "Prior Plans," expired in accordance with their terms and no further stock options may be granted under these plans.

The fair values of grants in the stated period were computed using the following range of assumptions for our various stock option plans:

                                        For the Three             For the Nine
                                        Months Ended              Months Ended
                                     Septemer 30, 2006         September 30, 2006
                                     --------------------     -----------------------
Risk-free interest rates                     5.0%                     4.9%
Dividend yield                                 -                        -
Expected volatility                         76.9%                    77.8%
Expected lives                               6.5 years                6.2 years
Annual forfeiture rate                       4.4%                     4.4%

The following is a summary of all option activity for the nine months ended September 30, 2006:

                                                              Weighted-
                                                               Average            Aggregate
                                               Number of       Exercise       Intrinsic Value at
                                                Shares          Price        September 30, 2006
                                              ------------   -----------     ------------------
Outstanding at December 31, 2005                1,453,358       $8.7550
Granted                                           444,000       $6.7987
Exercised                                             825       $4.3100
Forfeited                                          99,200       $7.1295
Expired                                           115,397       $9.8840
                                              ------------   -----------     ------------------
Outstanding at September 30, 2006               1,681,936       $8.2592           $178,813
                                              ============   ===========     ==================
Exercisable at September 30, 2006                 855,936       $9.3913           $146,218
                                              ============   ===========     ==================

A summary of our stock options outstanding at September 30, 2006 follows:

                                                 Options outstanding                  Options  exercisable
                                            --------------------------------    -------------------------------
                                              Weighted-         Weighted-                           Weighted-
                                              Average           Average                             Average
                                              Remaining         Exercise                            Exercise
 Range of Exercise Price        Shares        Life (yrs)        Price              Shares           Price
 -----------------------      -----------     ----------        ---------       -------------      ------------
     $  1.690 - $  6.235       202,000          6.69            $  5.3548            66,000         $   4.0246
     $  6.250 - $  6.855       189,136          7.57            $  6.7018            20,736         $   6.6823
     $  6.860 - $  6.950       246,800          9.42            $  6.9248             6,800         $   6.8750
     $  7.000 - $  7.640       260,500          4.56            $  7.4243            82,500         $   7.4188
     $  7.719 - $  8.195       175,000          5.28            $  8.0597           151,400         $   8.0650
     $  8.215 - $  9.190       168,200          6.34            $  8.6426           113,200         $   8.6349
     $  9.410 - $ 10.420       173,800          6.46            $ 10.1272           148,800         $  10.0940
     $ 11.165 - $ 12.210       173,000          5.27            $ 11.6267           173,000         $  11.6267
     $ 13.290 - $ 16.330        92,500          5.60            $ 13.4794            92,500         $  13.4794
     $ 16.630 - $ 16.630         1,000          4.99            $ 16.6300             1,000         $  16.6300
                             ------------    ----------         ---------       -------------      ------------
     $  1.690 - $ 16.630     1,681,936          6.45            $  8.2592           855,936         $   9.3913
                             ============                                       =============

In the first three quarters of 2006, the weighted-average grant-date fair value of an option granted was $4.83. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was approximately $1,600. Total unrecognized compensation expense from stock options was $2.7 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 3.0 years as follows, in thousands:

                                                                 Compensation Expense
                                                                 Excluding Estimated
                                      Year                           Forfeitures
                                      ----                       --------------------
                                      2006 (remaining)                 $   186
                                      2007                                 925
                                      2008                                 682
                                      2009                                 487
                                      2010                                 341
                                      2011                                  78
                                                                       --------
                                          Total                        $ 2,699
                                                                       ========

For the three and nine months ended September 30, 2005, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, our results of operations would have been reduced to the following pro forma amounts as follows, in thousands:

                                                                            Three Months Ended      Nine Months Ended
                                                                            September 30, 2005     September 30, 2005
                                                                            ------------------     ------------------
                          Net loss as reported                                $    (5,277)           $    (8,235)
                          Deduct:  pro forma stock based employee
                             compensation expense, net of tax                        (481)                (1,428)
                                                                              -----------            ------------
                          Pro forma net loss                                  $    (5,758)           $    (9,663)
                                                                              ===========            ===========

                          Earnings per common share:
                              Basic - as reported                                $  (0.65)              $  (1.01)
                              Basic - pro forma                                  $  (0.71)              $  (1.19)

                              Diluted - as reported                              $  (0.65)              $  (1.01)
                              Diluted - pro forma                                $  (0.71)              $  (1.19)





Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

4. INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 2006 and December 31, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts or amortization of premiums from the date of purchase to maturity. The accretion and amortization is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities are summarized, in thousands, as follows:

                                                    September 30,                                  December 31,
                                                        2006                                           2005
                                      -----------------------------------------   -----------------------------------------
                                                  Gross Unrealized      Fair                Gross Unrealized       Fair
                                        Cost      Gains     Losses      Value      Cost      Gains     Losses      Value
                                      --------    -----     ------      -----     -------   -------   -------    ----------

Collateralized mortgage
 obligations (CMO's) consisting
 of securities issued by
 Fannie Mae and Freddie Mac           $ 12,240      $ -      $  349    $11,891    $11,494    $   -    $  65      $11,429




The cost and estimated fair value of current marketable securities at September 30, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                          Estimated
(in thousands)                                          Cost              Fair Value
                                                       --------             --------
Due after one year and beyond                          $ 12,240             $ 11,891
                                                       --------             --------
Total debt securities                                  $ 12,240             $ 11,891
                                                       ========             ========

5. INVENTORIES

Inventories consist of the following, in thousands:

                                                           September 30,      December 31,
                                                               2006              2005
                                                           -------------      ------------
Raw materials                                                $ 3,267           $ 3,984
Work in progress                                               3,406             3,342
Finished goods                                                   397               240
                                                           -------------      ------------
Total inventories                                              7,070             7,566
Reserve for excess and obsolete inventory                     (1,014)           (1,371)
                                                           -------------      ------------
Inventories, net                                             $ 6,056           $ 6,195
                                                           =============      ============

6. GOODWILL

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill of approximately $27.5 million at September 30, 2006.

Goodwill, by segment, consists of the following, in thousands:


                                                           Integrated        Public
                                            Attack         Electronic        Safety &
                                          Protection         Systems         Justice           Total
                                          ----------         -------          -------           -----
December 31, 2005                            $  728             $   -         $ 26,118         $ 26,846
Addition from 2006 acquisition                    -               673               -               673
                                             ------             -----         --------         --------
September 30, 2006                           $  728             $ 673         $ 26,118         $ 27,519
                                             ======             =====         ========         ========


7. INTANGIBLE ASSETS

Intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002. Other intangibles include trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment in 1998 and other recent acquisitions. With the exception of the trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method.

Intangible assets consist of the following, in thousands:

                                             September 30,      December 31,    Amortizable
                                                 2006               2005          Lives
                                             -------------      ------------   -------------
      Cost                                                                      (in years)
        Trade names                             $  6,132          $  5,632      Indefinite
        Customer relationships                     2,500             2,500          14
        Other                                      1,330             1,255         1-20
                                                --------          --------
                                                   9,962             9,387
      Accumulated amortization
        Customer relationships                      (789)             (655)
        Other                                       (577)             (511)
                                                --------          --------
                                                  (1,366)           (1,166)
                                                --------          --------
      Net cost                                  $  8,596           $ 8,221
                                                ========          ========

Amortization expense for the Company's intangible assets for the three and nine month periods ended September 30, 2006 was $66 thousand and $196 thousand respectively. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:


                      Year
                      2006 (remaining)           $    70
                      2007                           274
                      2008                           261
                      2009                           258
                      2010                           239
                      Thereafter                   1,362
                                                 -------
                      Total                      $ 2,464
                                                 =======

8. NOTES PAYABLE AND LINE OF CREDIT


                                                                                   September 30,     December 31,
                                                                                       2006              2005
                                                                                   -------------     ------------
                                                                                           (in thousands)
Industrial  revenue bond,  interest payable monthly at a variable rate of 3.14 %
to 4.19 %  (3.95  % at  September  30,  2006)  principal  payable  in  quarterly installments of $35,000. The bond is fully collateralized by a $1.1 million letter
of credit and a bond guarantee agreement.                                           $  1,120          $  1,260

Industrial  revenue bond,  interest payable monthly at a variable rate of 3.07 %
to  4.11  %  (3.89  %  at  September  30,  2006)  principal  payable  in  annual installments  of  $300,000  until  2013  when  the  annual  installments  become
$100,000. The bond is fully collateralized by a $2.0 million letter of credit
and a bond guarantee agreement.                                                        2,005             2,305

6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per
share. These notes are subordinated to all other liabilities of the Company.          40,250            40,250
                                                                                    --------          --------
Total notes payable                                                                   43,375            43,815
Less convertible subordinated notes discount                                             805               945
                                                                                    --------          --------
Subtotal                                                                              42,570            42,870
Less amount due within one year                                                          440               440
                                                                                    --------          --------
                                                                                    $ 42,130          $ 42,430
                                                                                    ========          ========

Maturities of notes payable are as follows, in thousands:

                            Year Ending December 31,               Amount
                            ------------------------         -------------
                            2006 (remaining)                 $           -
                            2007                                       440
                            2008                                       440
                            2009                                       440
                            2010                                       440
                            Thereafter                              41,615
                                                             -------------
                                                             $      43,375
                                                             =============

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The September 30, 2006 carrying value is listed below, in thousands.

                            Face value                          $  40,250
                            Underwriters discounts, net               805
                                                                ---------
                                                                $  39,445
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

The 2011 Notes are redeemable at the option of the Company after January 15, 2009, at a premium of two percent of the face value plus accrued interest unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and U.S. Bank, relating to the 2011 Notes, occurs. If such an event does occur, the Company may redeem the 2011 Notes at a premium, in whole but not in part, to face. If a change in control event occurs and the Company does not elect to redeem the 2011 Notes, the holders can require the Company to repurchase the 2011 Notes at face value plus accrued interest.

The debt issuance costs for the 2011 Notes are recorded as non-current assets and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. There is no material difference between the straight-line method of amortization and the effective interest method with respect to the amortization of the underwriters' discounts and debt issuance costs on the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $63 thousand for the three month periods ended September 30, 2006 and 2005, respectively, and $189 thousand and $189 thousand for the nine month periods ended September 30, 2006 and 2005, respectively.

On December 19, 2005, the Company and its bank entered into a Second Amended and Restated Revolving Credit and Security Agreement (the "Second Restated Credit Agreement"). The Second Restated Credit Agreement amended and restated the Company's Amended and Restated Credit Agreement dated March 31, 2004.

In connection with the execution of the Second Restated Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventory, investment property, real property and a security interest in subsidiary stock. The Second Restated Credit Agreement allows the Company to obtain revolving advances in a principal amount of up to $20 million. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventories, fixed assets, real property and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Second Restated Credit Agreement is $18 million. The Second Restated Credit Agreement matures on December 18, 2008.

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two and one half percent. For letters of credit, the Company pays an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two and one half percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50 thousand in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20 million exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1 thousand per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5 million. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. This requirement was met at September 30, 2006.

On July 14, 2006, the Company and its banks entered into a First Amendment to Second Amended and Restated Revolving Credit Security Agreement (the "First Amendment"). The First Amendment amended the Credit Agreement to (i) modify the borrowing base, (ii) permit any Borrower to guaranty certain indebtedness of any other Borrower, (iii) increase the maximum limit of rental payments for non-capitalized leases from $3 million to $4 million per fiscal year, (iv) permit the Company to repurchase or redeem certain of the Company's 6.25%
Convertible Subordinated Notes due January 15, 2011 and (v) consent to an acquisition by a newly formed indirect subsidiary of the Company pursuant to an asset purchase transaction.

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

              Beginning balance at January 1, 2006               $ 388
              Plus:  accruals for product warranties               369
              Less:  warranty charges/claims                      (240)
                                                                 -----
              Ending balance at September 30, 2006               $ 517
                                                                 =====


10. OPERATING SEGMENT INFORMATION


The following is the operating segment information for the three months ended September 30, 2006 and 2005, in thousands:


                                                 Revenues                     Gross Profit               Pre-tax income(loss)
                                           ----------------------        ----------------------        ----------------------
                                              2006         2005            2006          2005             2006        2005
                                           ---------    ---------        --------     ---------        ---------    ---------
Institutional Security Systems             $  11,091    $  15,548        $  1,780     $   2,343        $    (360)     $ (170)
Attack Protection                              8,822        5,892           3,279           341            1,456      (1,800)
Integrated Electronic Systems                 4 ,117        2,898           1,009           473              377         172
Public Safety and Justice                     10,666        9,161           5,750         4,781             (644)     (3,188)
CompuDyne Corporate                                -            -               -             -             (494)       (791)
                                           ---------    ---------        --------     ---------        ---------    ---------
                                           $  34,696    $  33,499        $ 11,818     $   7,938        $     335    $ (5,777)
                                           =========    =========        ========     =========        =========    =========

The following is the operating segment information for the nine months ended September 30, 2006 and 2005, in thousands:

                                                 Revenues                      Gross Profit              Pre-tax income(loss)
                                           ----------------------        ----------------------        ----------------------
                                              2006         2005            2006          2005             2006        2005
                                           ---------    ---------        --------     ---------        ---------    ---------
Institutional Security Systems             $  37,666    $  43,008        $  5,806     $   7,491        $    (610)   $    528
Attack Protection                             31,839       18,855          10,430         4,089            4,209      (2,141)
Integrated Electronic Systems                 10,687        6,805           2,009         1,095              722         180
Public Safety and Justice                     33,368       32,241          18,218        18,073           (1,166)     (3,270)
CompuDyne Corporate                                -            -               -             -           (1,885)     (4,032)
                                           ---------    ---------        --------     ---------        ---------    ---------
                                           $ 113,560    $ 100,909        $ 36,463     $  30,748        $   1,270    $ (8,735)
                                           =========    =========        ========     =========        =========    =========

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

During the third quarter of 2006 we received a letter from a client of our Public Safety and Justice segment indicating their intent to terminate their contract with us for cause. The letter alleges that we failed to complete the project under the terms of the agreement and the applications implemented failed to meet the functionality requirements of the agreement. The customer is seeking a refund of approximately $400 thousand previously paid by them. Costs in excess of billings of approximately $627 thousand related to this project remain as an asset on our books and records as of September 30, 2006. Public Safety and Justice disagrees with the client's views and is attempting to complete the substantially completed client installation. While the ultimate outcome cannot be predicted, the Company intends to vigorously pursue this matter. Therefore, the Company is unable to currently estimate the loss, if any, associated with this matter and no accrual related thereto has been recorded.

The Company has learned that the National Association of Securities Dealers ("NASD") and other regulatory bodies are seeking sanctions against purchasers of the Company's common stock in its 2001 PIPE transaction. In addition, the Company has learned that the placement agent for this transaction is also being investigated by the SEC, NASD and other regulatory bodies. The Company is investigating these matters, and has filed lawsuits against certain purchasers. The Company is currently attempting to resolve these matters.

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

In connection with the acquisition of the assets of Signami, LLC made by the Company in July 2006, the Company issued certain shares to the sellers for which it guaranteed for a 2 year period that upon sale of these securities, the Company would guarantee a price of $7.50 per share for these shares. This period is extended for members precluded from selling their shares due to statutory reasons. Included in other long term liabilities at September 30, 2006 is approximately $135 thousand representing the fair value of the liability.

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

The Integrated Electronic Systems segment consists of CompuDyne-Integrated Electronics Division, LLC and the newly-formed Signami DCS, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. IES provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. IES provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies. In July 2006, the Company acquired the assets and certain liabilities of Signami, LLC, a producer of software and hardware systems for signals intelligence gathering. Together with the Data Control Systems ("DCS") division of IES, a new business will go to market under the name Signami DCS.

The Public Safety and Justice segment consists of Tiburon, Inc., CorrLogic, LLC, Xanalys Corporation ("Xanalys"), and the acquired assets of 90 Degrees, Inc. ("90 Degrees") and Copperfire Software Solutions, Inc. ("Copperfire"). PS&J's software systems are used in a wide range of applications within the public safety and criminal justice sectors of governmental units, including police, fire and emergency medical services computer-aided dispatch systems, and police, fire, jail, prosecution, probation, court records and institutional medical software management systems. We also specialize in the development, implementation and support of complex, integrated inmate management software systems that improve the efficiency and accuracy of correctional facility operations.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, the ability to secure payment and performance bonds, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation and regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to remain in compliance with its bank covenants, delays in government procurement processes, inability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley, the Company's ability to realize anticipated cost savings, the Company's ability to simplify its structure and modify its strategic objectives, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Backlog was approximately $121.7 million at September 30, 2006, as shown in the following table:

                              Institutional                          Integrated       Public
                                 Security           Attack           Electronic      Saftey and          Backlog
(in thousands)                   Systems           Protection        Systems          Justice            Total
------------------------------------------------------------------------------------------------------------------
December 31, 2002                $ 99,527          $ 18,478          $11,440          $ 74,867          $204,312
December 31, 2003                $ 57,258          $ 10,043          $ 8,326          $ 63,727          $139,354
December 31, 2004                $ 49,324          $ 20,803          $ 8,299          $ 48,434          $126,860
March 31, 2005                   $ 42,700          $ 20,139          $ 8,395          $ 44,488          $115,722
June 30, 2005                    $ 56,492          $ 19,466          $ 9,105          $ 46,045          $131,108
September 30, 2005               $ 52,557          $ 16,210          $ 8,146          $ 58,270          $135,183
December 31, 2005                $ 58,128          $ 28,802          $ 7,503          $ 53,705          $148,138
March 31, 2006                   $ 57,030          $ 20,961          $ 6,590          $ 43,874          $128,455
June 30, 2006                    $ 51,173          $ 13,593          $ 7,393          $ 39,351          $111,510
September 30, 2006               $ 65,489          $  7,991          $ 8,137          $ 40,088          $121,705


During the fourth quarter of 2005 the Attack Protection segment was awarded a significant contract to provide its products to a large embassy project. The execution of this contract is substantially complete as of September 30, 2006. Since the award of this contract, the Norshield component of the Attack
Protection segment has had limited success in winning new contracts due to competitive factors which has resulted in a significant decline in the backlog of this segment. We are actively pursuing non-embassy work in an effort to generate awards incremental to our embassy work. The overall decline in backlog year to date in 2006 could lead to a potential decline in future quarterly revenues.

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

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 15% of our revenue during the first nine months of 2006 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                                               Nine Months  Ended September 30, 2006
                                                ------------------------------------------------------------------------
          (in thousands)                        One-time Revenue    %          Recurring Revenue     %          Total
                                                ----------------  -----        -----------------   ----      -----------
Institutional Security Systems                     $ 34,053       30.0            $  3,613          3.2       $   37,666
Attack Protection                                    31,839       28.0                   -            -           31,839
Integrated Electronic Systems                        10,687        9.4                   -            -           10,687
Public Safety and Justice                            19,962       17.6              13,406         11.8           33,368
                                                   --------       ----            --------         ----       ----------
     Total                                         $ 96,541       85.0            $ 17,019         15.0       $  113,560
                                                   ========       ====            ========         ====       ==========



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

Our third focus area is to improve our cost structure, quality, and client and employee satisfaction. Our Institutional Security Systems and Attack Protection business segments are undergoing significant organizational and expense restructuring, including a partial consolidation of regional office efforts and an increased focus on centralized performance of the most complicated security projects. This initiative began by ensuring our organization is properly aligned with our clients' needs. Many changes have been made and initial results indicate that our cost, our quality, our clients and our employees are responding favorably to the changes implemented thus far. We have much room for improvement as we move toward a more client-oriented organization. In addition, our Public Safety and Justice segment has and is continuing to undergo expense restructuring including right sizing its organization in light of its relatively low level of backlog. The Attack Protection segment also has a very low backlog level which will necessitate us to reevaluate and reduce our expense structure. In addition, in light of the escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure and strategy to determine if a less decentralized, or other organizational structure would result in lower selling, general and administrative costs and we are evaluating our strategy to determine if we would benefit from focusing on fewer segments.

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

On December 21, 2005 the Securities and Exchange Commission issued Release No. 33-8644 "Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports" (the "Release"). The Release revised the definition of "accelerated filer" to make it simpler for accelerated filers whose public float falls below the $50 million threshold on the measurement date of June 30 to exit accelerated filer status. Under the new rules, an accelerated filer that has voting and non-voting equity held by non-affiliates of less than $50 million at the end of its second fiscal quarter is permitted to exit accelerated filer status at the end of that year and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. Accelerated filer status affects an issuer's deadlines for filing its periodic reports with the SEC and complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. A non-accelerated filer must begin to comply with the internal control over financial reporting requirements including the attestation report of a registered public accounting firm for its first fiscal year ending on or after December 15, 2007.

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status.

Prior to the issuance of the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, was not required to comply with
Section 404 for the year ended December 31, 2005. The Company's worldwide market value held by non-affiliates on June 30, 2006 was less than $50 million so CompuDyne will also not be classified as an accelerated filer for the year ended December 31, 2006.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

Revenues. The Company had revenues of $34.7 million and $33.5 million for the three months ended September 30, 2006 and September 30, 2005, respectively, representing an increase of $1.2 million or 3.6%. As discussed below, the increase occurred primarily due to higher revenues in our AP, IES and PS&J segments, offset in part by a decrease in revenues from our ISS segment.

Revenues from the Institutional Security Systems segment were $11.1 million for the three months ended September 30, 2006, a decrease from $15.5 million for the three months ended September 30, 2005, representing a decrease of $4.5 million or 28.7%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year. Although backlog increased significantly during the third quarter of 2006, it was not at a significantly high enough level prior thereto to maintain its revenue levels. Backlog was $65.5 million and $52.6 million at September 30, 2006 and September 30, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $8.8 million for the three months ended September 30, 2006, an increase from $5.9 million for the same period of 2005 representing an increase of $2.9 million or 49.7%. During the fourth quarter of 2005 and during 2006 the factory utilization increased significantly. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended September 30, 2006 the Norshield line experienced a 16.0% increase in revenues as compared to the three months ended September 30, 2005, whereas the Fiber SenSys line experienced a 250.8% increase in revenues for the comparable period. The increase in revenue of $0.8 million in the Norshield line is a direct result of the execution on an award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue increase of $2.1 million was the result of a significant customer order of $1.2 million in the quarter. Fiber SenSys' revenues were depressed during the third quarter of 2005 while they were waiting for the completion of the Air Force's tests on our new products. This testing was completed by the third quarter of 2006. During 2003, Norshield furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. We were awarded four of these embassy projects, for a total Norshield contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. The Company was awarded seven of these embassy projects for a total contract value of $9.9 million, and lost eight embassy project bids to competitors. In 2005, we bid on seventeen embassy projects. The Company was awarded five of these projects, for a total of $20.4 million, and lost four projects and one bulk bid embassy project comprising eight embassies to competitors. In 2006, seven embassy projects are planned, six of which have not been awarded yet. To date we have lost one of these 2006 projects. We believe that this increased level of new embassy construction will continue for the next several years. In addition, to augment our embassy program and to generate new backlog, Norshield has been actively pursuing non-embassy work.

Revenues from Integrated Electronic Systems were $4.1 million for the three months ended September 30, 2006, an increase from $2.9 million for the same period of 2005, representing an increase of $1.2 million or 42.1%. The first three quarters of 2005 were a difficult time for IES, with a downturn in revenues and gross profit ensuing from: (i) a delay in a large-scale installation contract pending the government's completion of a building to house the system's Command and Control Center; (ii) a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; (iii) delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and (iv) a delay in the start-up of a 5-year, $25 million security contract with the Bureau of Engraving & Printing ("BEP"), due to an award protest by the predecessor contractor. IES is currently performing work under the BEP contract although the protest remains unresolved. During the third quarter of 2006 IES acquired the assets of a signals intercept business. The combination of sales from this new business, plus segment revenues returning to a more normal level resulted in the revenue increase.

Revenues from the Public Safety and Justice segment were $10.7 million for the three months ended September 30, 2006, an increase from $9.2 million for the same period of 2005 representing an increase of $1.5 million or 16.4%. Commencing in 2005 our Public Safety and Justice segment embarked on a major overhaul of its suite of existing software products to a ".net" software platform from its current software platform. We refer to this effort as Nextgen. It is beginning to appear that as a result of this undertaking, some existing as well as potential clients are deferring their decision to upgrade or procure new Public Safety software until our new products are complete. While we have attempted to diminish the impact on our results of operations by shifting personnel from research and development to revenue generating projects, this transition has had and we expect will continue to have a negative effect on backlog and the related operating results. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of goods sold of $22.9 million for the three months ended September 30, 2006 were down $2.7 million or 10.5% from $25.6 million during the same period of 2005. The increase in sales as compared to the decrease in cost of goods sold resulted in an increased gross profit percentage of 34.1% for the three months ended September 30, 2006, as compared to 23.7% for the three months ended September 30, 2005.

Cost of goods sold in the Institutional Security Systems segment of $9.3 million for the three months ended September 30, 2006 were down $3.9 million or 29.5% from $13.2 million during the same period of 2005. This percentage decrease was greater than the related sales decrease of this segment of 28.7 %, resulting in a slight increase in the gross profit percentage to 16.0% from 15.1% for the three months ended September 30, 2005. The minimal increase in the gross profit percentage is largely due to the mix of projects and a concerted effort to reduce costs.

Cost of goods sold in the Attack Protection segment of $5.5 million for the three months ended September 30, 2006 remained unchanged from the same period in 2005. However, because of the 49.7% sales increase experienced by this segment, the gross profit percentage increased by 31.4% to 37.2% during the three months ended September 30, 2006 as compared to 5.8% during the three months ended September 30, 2005. The reason for the increase in the gross profit percentage during the third quarter of 2006 as compared to the third quarter of 2005 was due to increased utilization in the third quarter of 2006 of our Fiber Sensys facility which inherently produces high margin items, and the sale of significantly higher margin items such as our bullet and blast resistant windows and doors, magnified by its increase in sales.

Cost of goods sold in the Integrated Electronic Systems segment of $3.1 million for the three months ended September 30, 2006 increased $0.7 million or 28.2% from $2.4 million during the same period of 2005. This increase was less then the related sales increase of this segment of 42.1%, resulting in an 8.2% increase in the gross profit percentage to 24.5% from 16.3% in the three months ended September 30, 2005. During the third quarter of 2006, this segment acquired the assets of Signami, LLC. Products sold by this portion of the Integrated Electronic Systems segment are higher margin items which largely contributed to the overall increase in gross profit and the related gross profit percentage.

Cost of goods sold in the Public Safety and Justice segment of $4.9 million for the three months ended September 30, 2006 was up $0.5 million or 12.2% from $4.4 million during 2005. This increase, coupled with the related sales increase of this segment of 16.4%, resulted in a 1.7% increase in the gross profit percentage to 53.9% from 52.2% in the period ended September 30, 2005. This increase in gross profit percentage was largely due to the mix of projects worked on by this segment during the third quarter of 2006. All of the contract revenues of this segment are derived from discrete projects.

Selling, general and administrative expenses were $9.2 million for the three months ended September 30, 2006, a decrease of $1.4 million or 13.4% from $10.6 million for the same period of 2005. Much of this decrease is related to costs incurred by the Company during 2005 related to compliance with Section 404 of the Sarbanes-Oxley Act ("SOX"). The Company exited accelerated filer status as of December 31, 2005 and is currently not subject to full compliance with
Section 404 of SOX until December 31, 2007.

In conjunction with the acquisition of the assets of Signami, 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                            September 30, 2006   September 30, 2005     Life
                                              (in thousands)       (in thousands)    (in years)
                                              --------------       --------------    ----------
     Software                                    $ 3,934            $ 2,800               5
     Non Compete Agreements                          205                120             3-5
     Other                                            60                  -              15
                                            -------------------- ------------------
                                                 $ 4,199            $ 2,920
                                            ==================== ==================

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $210 thousand and $134 thousand for the three months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Research and development expenses were $1.8 million for the three months ended September 30, 2006, a decrease of $0.8 million or 31.0% from $2.6 million for the same period of 2005. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs.

During September of each year, Tiburon hosts its annual users group conference which is attended by approximately 400 client personnel. During 2005, to be in a position to adequately demonstrate the segment's new Nextgen products, the Company diverted significant resources to its research development effort to advance the demonstrability of its updated product offerings. This effort was not required in 2006 thus resulting in the decrease in research and development expenditures during the third quarter of 2006 as compared to the third quarter of 2005.

Pre-Tax Income. The Company had pre-tax income of $335 thousand for the three months ended September 30, 2006 compared to a pre-tax loss of $5.8 million for the three months ended September 30, 2005. As discussed below, the increase occurred primarily due to improved results in our Attack Protection and Public Safety and Justice segments.

Pre-tax loss from the Institutional Security Systems segment was $360 thousand for the three months ended September 30, 2006, an increase from a $170 thousand pre-tax loss for the three months ended September 30, 2005. This increase in pre-tax loss was largely a result of this segment's sales decline, offset partially by continued cost cutting measures taken by this segment in 2006.

Pre-tax income from the Attack Protection segment was $1.5 million for the three months ended September 30, 2006, an increase from the $1.8 million pre-tax loss for the three months ended September 30, 2005. This significant increase in pre-tax income for this segment is attributable to the significant increase in this segment's revenues, amplified by the fact that products with higher margins were sold during 2006 as compared to 2005.

Pre-tax income from the Integrated Electronic Systems segment was $377 thousand for the three months ended September 30, 2006, an increase from $172 thousand for the three months ended September 30, 2005. This increase in pre-tax income is a result of the increased revenue generated by this segment in 2006 as compared to 2005, which includes revenues from the new signals intercept business acquired by Integrated Electronic Systems during the third quarter of 2006, which contributed revenues with higher margins to this segment.

Pre-tax loss from the Public Safety and Justice segment was $643 thousand for the three months ended September 30, 2006, an improvement from the $3.2 million pre-tax loss for the three months ended September 30, 2005. The improvement in this segment's pre-tax loss is largely a result of a significant reduction in costs including headcount by this segment in its effort to improve upon its 2005 losses. The third quarter results of this segment are always impacted by the users group meeting held during September of each year. Significant expenditures are incurred in holding our annual users group meeting.

Pre-tax loss at the Corporate level was $494 thousand for the three months ended September 30, 2006 as compared to a pre-tax loss of $791 thousand for the three months ended September 30, 2005. During the third quarter of 2005, the Company incurred costs to comply with Section 404 of the Sarbanes Oxley Act, which the Company was not required to incur in 2006.

Interest expense was $0.8 million for the three months ended September 30, 2006 and $0.7 for the three months ended September 30, 2005. The following table compares the weighted average of the Company's three months ended September 30, 2006 and 2005 interest bearing borrowings, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                                 Monthly Weighted                 Monthly Weighted
                                                  Average - 2006                   Average - 2005
                                               Amount                             Amount
                                           (in thousands)       Rate          (in thousands)     Rate
                                           --------------       ----          --------------     ----
Industrial revenue bonds                       $  3,172         6.6%             $ 3,612         3.6%
Subordinated borrowings                        $ 40,250         6.3%             $40,250         6.3%
Swap hedge agreement                           $      -           -              $   676         1.4%

The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $39 thousand and $7 thousand for the three months ended September 30, 2006 and 2005, respectively.

In addition the Company recorded the following non-cash interest expense, in thousands:

                     Amortization and write-off
                       of deferred financing charges       $ 82       $ 67


Taxes on Income. The effective tax rate was 2.4% for the three months ended September 30, 2006 and the effective tax rate was 8.7% for the three months ended September 30, 2005. The Company decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not that the assets will be realized. The Company had net operating loss carryforwards for financial accounting purposes of $8.9 million at September 30, 2006.

Net Income (Loss). The Company reported net income of $0.3 million for the three months ended September 30, 2006 and a net loss of $5.3 million for the three months ended September 30, 2005. Diluted income per share was $0.04 for the three months ended September 30, 2006 and a loss of $0.65 for the three months ended September 30, 2005. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.4 million and 8.1 million for the three month periods ended September 30, 2006 and 2005, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

Revenues. The Company had revenues of $113.6 million and $100.9 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, representing an increase of $12.7 million or 12.5%. As discussed below, the increase occurred primarily due to higher revenues in our AP, IES and PS&J segments, offset in part by a decrease in revenues from our ISS segment.

Revenues from the Institutional Security Systems segment were $37.7 million for the nine months ended September 30, 2006, a decrease from $43.0 million for the nine months ended September 30, 2005, representing a decrease of $5.3 million or 12.4%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year and the delay in the start of some projects. Although backlog increased significantly during the third quarter of 2006, it was not at a significantly high enough level prior thereto to maintain its revenue levels. Backlog was $65.5 million and $52.6 million at September 30, 2006 and September 30, 2005, respectively. Several of ISS' recently won awards were delayed and/or not yet available to be worked on by us. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $31.8 million for the nine months ended September 30, 2006, an increase from $18.9 million for the same period of 2005, representing an increase of $13.0 million or 68.9%. During the fourth quarter of 2005 and 2006 factory utilization increased significantly. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the nine months ended September 30, 2006 the Norshield line experienced a 99.4% increase in revenues as compared to the nine months ended September 30, 2005, whereas the Fiber SenSys line experienced a 7.4% decrease in revenues for the comparable period. The increase in revenue of $13.4 million in the Norshield line is a direct result of the execution on an award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue decline is a result of the rollout of its next generation product, which until its testing was completed and accepted, at the end of the second quarter of 2006, negatively impacted revenues. During 2003, Norshield furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. We were awarded four of these embassy projects, for a total Norshield contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. We were awarded seven of these embassy projects for a total contract value of $9.9 million, and lost eight embassy project bids to competitors. In 2005, we bid on seventeen embassy projects. The Company was awarded five of these projects, for a total of $20.4 million, and lost four projects and one bulk bid embassy project comprising eight embassies to competitors. In 2006, seven embassy projects are planned, six of which have not been awarded yet. To date we have lost one of these 2006 projects. We believe that this increased level of new embassy construction will continue for the next several years.

Revenues from Integrated Electronic Systems were $10.7 million for the nine months ended September 30, 2006, an increase from $6.8 million for the same period of 2005, representing an increase of $3.9 million or 57.0%. The first half of 2005 was a difficult time for IES, with a downturn in revenues and gross profit, ensuing from: (i) a delay in a large-scale installation contract pending the government's completion of a building to house the system's Command and Control Center; (ii) a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; (iii) delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and (iv) a delay in the start-up of a 5-year, $25 million security contract with the Bureau of Engraving & Printing ("BEP"), due to an award protest by the predecessor contractor. IES is currently performing work under the BEP contract although the protest remains unresolved. During the first nine months of 2006 IES saw its revenues return to a more normal level.

Revenues from the Public Safety and Justice segment were $33.4 million for the nine months ended September 30, 2006, an increase from $32.2 million for the same period of 2005, representing an increase of $1.1 million or 3.5%. PS&J has been experiencing lower backlogs and has increased its focus on developing its next generation products. Beginning in the fourth quarter of 2005 and continuing through the first nine months of 2006, PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects and thus increase quarterly revenues. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses.  Cost of  goods  sold of  $77.1  million  for the  nine  months  ended
September 30, 2006 were up $6.9 million or 9.9% from $70.2 million during the same period of 2005. The larger percentage increase in sales as compared to the percentage increase in cost of goods sold resulted in an increased gross profit percentage of 32.1% for the nine months ended September 30, 2006, as compared to 30.5% for the nine months ended September 30, 2005.

Cost of goods sold in the Institutional Security Systems segment of $31.9 million for the nine months ended September 30, 2006 were down $3.7 million or 10.3%, from $35.5 million during the same period of 2005. This decrease coupled with the related sales decrease of this segment of 12.4%, resulted in a 2.0% decrease in the gross profit percentage to 15.4% from 17.4% for the nine months ended September 30, 2005. The decrease in the gross profit percentage is largely a result of ISS' fixed costs now being absorbed by a smaller revenue base during the first nine months of 2006. In addition, during the first quarter of 2005, one of this segment's customers terminated its contract for convenience, resulting in the recognition of $1.3 million in gross margin.

Cost of goods sold in the Attack Protection segment of $21.4 million for the nine months ended September 30, 2006 increased $6.6 million or 45.0% from $14.8 million during the same period of 2005. This increase was less than the related 68.9% sales increase, resulting in an 11.1% increase in the gross profit percentage to 32.8% from 21.7% during the nine months ended September 30, 2005. The principal reason for the increase in the gross profit percentage during the first nine months of 2006, as compared to the first nine months of 2005, was a shift in product mix and a significant increase in facility utilization as a result of the significant increase in sales of this segment.

Cost of goods sold in the Integrated Electronic Systems segment of $8.7 million for the nine months ended September 30, 2006 increased $3.0 million or 52.0% from $5.7 million during the same period of 2005. This increase was consistent with the related sales increase of this segment of 57.0%, resulting in a 2.7% increase in the gross profit percentage to 18.8% from 16.1% in the nine months ended September 30, 2005. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $15.1 million for the nine months ended September 30, 2006 was up $1.0 million or 6.9% from $14.2 million during 2005. This increase was greater than the related sales increase of this segment of 3.5%, resulting in a 1.5% decrease in the gross profit percentage to 54.6% from 56.1% in the nine month period ended September 30, 2005.

Selling, general and administrative expenses were $28.3 million for the nine months ended September 30, 2006, a decrease of $2.7 million or 8.6% from $30.9 million for the same period of 2005. Much of this decrease is related to costs incurred by the Company during 2005 related to compliance with Section 404 of SOX. The Company exited accelerated filer status as of December 31, 2005 and is currently not subject to full compliance with Section 404 of SOX until December 31, 2007. In addition, AP's selling, general and administrative expenses increased by $0.4 million or 5.5% during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005. This increase was largely the result of increased legal costs associated with ongoing claims resolutions in actions both as plaintiff and defendant, and for increased selling and training costs as the segment is trying to expand its presence into new marketplaces.

In conjunction with the acquisition of the assets of Signami, 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                            September 30, 2006   September 30, 2005    Life
                                              (in thousands)      (in thousands)    (in years)
                                              --------------      --------------    ----------
     Software                                    $ 3,934            $ 2,800              5
     Non Compete Agreements                          205                120            3-5
     Other                                            60                  -             15
                                              -----------        -----------
                                                 $ 4,199            $ 2,920
                                              ===========        ===========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $622 thousand and $402 thousand for the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

Research and development expenses were $5.5 million for the nine months ended September 30, 2006, a decrease of $1.4 million or 20.9% from $6.9 million for the nine months ended September 30, 2005. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During September of each year, Tiburon hosts its annual users group conference which is attended by approximately 400 client personnel. During 2005, to be in a position to adequately demonstrate the segment's new Nextgen products, the Company diverted significant resources to its research development effort to advance the demonstrability of its updated product offerings. This effort was not required in 2006 thus resulting in the decrease in research and development expenditures during the third quarter of 2006 as compared to the third quarter of 2005.

Pre-Tax Income. The Company had pre-tax income of $1.3 million for the nine months ended September 30, 2006 compared to a pre-tax loss of $8.6 million for the nine months ended September 30, 2005. As discussed below, the increase occurred primarily due to improved results in our Attack Protection and Public Safety and Justice segments and improved Corporate results.

Pre-tax loss from the Institutional Security Systems segment was $610 thousand for the nine months ended September 30, 2006, a decrease from a pre-tax income of $524 thousand for the nine months ended September 30, 2005. This decrease was largely a result of this segment's sales decline.

Pre-tax income from the Attack Protection segment was $4.2 million for the nine months ended September 30, 2006, an improvement from the $2.1 million pre-tax loss for the nine months ended September 30, 2005. This significant increase in pre-tax income for this segment is attributable to the significant increase in this segment's revenues, amplified by the fact that products with higher margins were sold during 2006 as compared to 2005.

Pre-tax income from the Integrated Electronic Systems segment was $722 thousand for the nine months ended September 30, 2006, an increase from a $180 thousand pre-tax income for the nine months ended September 30, 2005. This increase in pre-tax income is a result of the increased revenue generated by this segment in 2006 as compared to 2005, which includes revenues from the new signals intercept business acquired by Integrated Electronic Systems during the third quarter of 2006, which contributed revenues with higher margins to this segment.

Pre-tax loss from the Public Safety and Justice segment was $1.2 million for the nine months ended September 30, 2006, an improvement from a $3.3 million pre-tax loss for the nine months ended September 30, 2005. The improvement in this segment's pre-tax loss is largely a result of a significant reduction in costs including headcount by this segment in its effort to improve upon its 2005 losses.

Pre-tax loss at the Corporate level was $1.9 million for the nine months ended September 30, 2006 as compared to a pre-tax loss of $4.0 million for the nine months ended September 30, 2005. During the same period in 2005, the Company incurred costs to comply with Section 404 of the Sarbanes Oxley Act, which the Company was not required to incur in 2006.

Interest expense was $2.5 million and $2.3 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The following table compares the weighted average of the Company's nine months ended September 30, 2006 and 2005 interest bearing borrowings, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                                      Monthly Weighted                   Monthly Weighted
                                                       Average - 2006                     Average - 2005
                                                     Amount                             Amount
                                                 (in thousands)     Rate            (in thousands)     Rate
                                                 --------------     ----            --------------     ----
      Industrial revenue bonds                       $  3,384       6.3%              $  3,774          3.5%
      Subordinated borrowings                        $ 40,250       6.3%              $ 40,250          6.3%
      Swap hedge agreement                           $      -         -               $  1,353          1.9%

The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $141 thousand and $14 thousand for the nine month periods ended September 30, 2006 and 2005, respectively.

In addition the Company recorded the following non-cash interest expense, in thousands:

      Amortization and write-off
        of deferred financing charges                   $  246       $ 201


Other income benefited during the first nine months of 2006 by receipt of $161 thousand in a legal settlement by the Attack Protection segment.

Taxes on Income. The effective tax rate was a benefit of 13.3% for the nine months ended September 30, 2006 and the effective tax rate was a benefit of 5.7% for the nine months ended September 30, 2005. The tax benefit for the nine months ended September 30, 2006 is primarily a result of $200 thousand previously recorded as a reserve for uncertain tax positions which is no longer needed, partially offset by state tax expenses. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not the assets will be realized. The Company had net operating loss carryforwards for financial accounting purposes of $8.9 million at September 30, 2006.

Net Income (Loss). The Company reported net income of $1.4 million for the nine months ended September 30, 2006 and a net loss of $8.2 million for the nine months ended September 30, 2005. Diluted income per share was $0.18 for the nine months ended September 30, 2006 and a loss of $1.01 for the nine months ended September 30, 2005. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.2 million and 8.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its operations through cash flows generated from its operations, bank and public financings, and the sale of its common stock. The Company's liquidity requirements arise from cash necessary to carry its inventories and billed and unbilled receivables, for capital expenditures, to repurchase shares of its common stock under its share repurchase program, for payments of principal and interest on outstanding indebtedness, and to retire its 2011 Notes. The ultimate clients of the Company are primarily federal, state and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of September 30, 2006, the Company had working capital of $30.6 million compared with $35.3 million as of December 31, 2005.

Net cash provided by operating activities was $5.1 million during the nine months ended September 30, 2006 versus $4.7 million used in operating activities during the nine months ended September 30, 2005. The largest component of cash provided by operating activities was a decrease in accounts receivable of $9.6 million, which was partially offset by a decrease in accounts payable and accrued liabilities of $8.8 million.

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2006 compared to net cash provided of $11.0 million in the nine months ended September 30, 2005. In the nine months ended September 30, 2006, the net of marketable securities bought and redeemed was a decrease of cash of $0.7 million. In the nine months ended September 30, 2005 the net redemption of marketable securities was $11.6 million.

Net cash used in financing activities amounted to $5.9 million for the nine months ended September 30, 2006 compared with net cash used in financing activities of $1.2 million in the nine months ended September 30, 2005.

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

In connection with the execution of the Second Restated Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventories, investment property, real property and a security interest in subsidiary stock. The Second Restated Credit Agreement allows the Company to obtain revolving advances in a principle amount of up to $20 million. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventories, fixed assets, real property, and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Second Restated Credit Agreement is limited to $18 million. The Second Restated Credit Agreement matures on December 18, 2008.

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two and one half percent. For letters of credit, the Company pays an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two and one half percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50 thousand in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20 million exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1 thousand per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5 million. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. These requirements were met at September 30, 2006.

On July 14, 2006, the Company and its banks entered into a First Amendment to Second Amended and Restated Revolving Credit Security Agreement (the "First Amendment"). The First Amendment amended the Credit Agreement to (i) modify the borrowing base, (ii) permit any Borrower to guaranty certain indebtedness of any other Borrower, (iii) increase the maximum limit of rental payments for non-capitalized leases from $3 million to $4 million per fiscal year, (iv) permit the Company to repurchase or redeem certain of the Company's 6.25%
Convertible Subordinated Notes due January 15, 2011 and (v) consent to an acquisition by a newly formed indirect subsidiary of the Company pursuant to an asset purchase transaction.

The Company's total outstanding borrowings at September 30, 2006 amounted to approximately $43.4 million, less broker's discounts in the amount of $0.8 million. The 2011 Notes accounted for $39.4 million, net of broker's discounts, of these borrowings. The remaining amount of $3.1 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.1 million and $2.0 million. The average interest rate charged to the Company at September 30, 2006 for its industrial revenue bonds was 3.9%. The variable interest rate for these borrowings fluctuated between 3.1% and 4.2% during the nine months ended September 30, 2006 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Company's bank agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

Other than the Company's letters of credit, which amounted to $3.2 million at September 30, 2006, the Company has no other material off balance sheet liabilities.

At September 30, 2006 the Company had $16.8 million of unused availability under the Second Restated Credit Agreement, subject to the availability of collateral under its line of credit.

The Company anticipates that cash generated from operations and its currently available cash will enable the Company to meet its liquidity, working capital and capital expenditure requirements during the next 12 months. The Company, however, may require additional financing to meet its long-term liquidity, working capital and capital expenditure requirements. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to the Company. From time to time, the Company may be party to one or more non-binding letters of intent regarding material acquisitions, which, if consummated, may be paid for with cash or through the issuance of a significant number of shares of the Company's common stock.

The Company was profitable for the nine months ended September 30, 2006. The Company did, however, record significant losses in fiscal 2004 and 2005. We recognize that sustaining profitability is a critical objective which the Company must attain. The Company continues to have a significant amount of cash and marketable securities on its balance sheet at September 30, 2006, however, the Company must sustain its profitability prior to depleting its current cash and marketable securities.

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

Additional Considerations

BID BONDS AND PAYMENT AND PERFORMANCE BONDS
Historically, certain of the Company's projects have required bid bonds at time of proposal submission and payment and/or performance bonds upon contract award. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 75% of ISS' work has come from jobs where payment and performance bonds are required and for PS&J, 19% of its work has required payment and performance bonds. The Company's losses in 2004 and 2005 have made it more challenging for the Company to attain the bonding needed to procure certain of its projects. As of September 30, 2006, the Company was required to provide collateral for certain of its bonded projects which it did by pledging cash as collateral in the amount of approximately $5.5 million. In the event the Company is unable to obtain bonds, or if the terms, namely additional collateral, of the bonds are not within the financial means of the Company, the amount of work the Company is able to contract for will be negatively impacted.

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

TOTAL BACKLOG
CompuDyne's backlog amounted to $121.7 million at September 30, 2006. This was a decrease of 17.0% from the Company's December 31, 2005 backlog of $148.1 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                               September 30,      December 31,
                                                                    2006              2005
                                                               -------------       ----------
                     Institutional Security Systems               $  65,489         $ 58,128
                     Attack Protection                                7,991           28,802
                     Integrated Electronic Systems                    8,137            7,503
                     Public Safety and Justice                       40,088           53,705
                                                               -------------       ----------
                              Total                               $ 121,705         $148,138
                                                               =============       ===========

The decline in backlog during the first three quarters of 2006 could lead to a potential decline in future quarterly revenues.

Included in the backlog of the ISS, AP and PS&J segments at September 30, 2006 is $21.2 million, $1.1 million and $3.3 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

CORPORATE REORGANIZATION
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A complete description of the Company's significant accounting policies appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Percentage of Completion  Accounting and Revenue Recognition.  A majority of the
Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including net sales, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred. Revenues from these contracts are classified as contract revenues earned on the statement of operations.

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They may be initiated by either us as the contactor, or by the customer, and include changes in specifications or design, method or manner of performance, facilities, equipment, materials, site, and period for completion of the work.

Change orders approved by the customer and us regarding both scope and price are reflected as an adjustment to the revenue and costs of the contract. Costs attributable to unpriced change orders are treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. When it is probable that the costs will be recovered through a change in the contract price, the costs are deferred until the parties have agreed on the change in contract price. Change orders that are in dispute or are unapproved in regard to both scope and price, are evaluated as claims.

Revenues for support and maintenance contracts are deferred and recognized ratably over the life of the contract. Revenues for these items are classified as maintenance revenues on the statement of operations.

Sales of products unrelated to contract revenue are recognized as revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller's price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenues for these items are classified as other revenues on the statement of operations.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets not subject to amortization annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $27.5 million and $6.1 million, respectively, and intangible assets subject to amortization totaled approximately $2.5 million, net, at September 30, 2006. The Company cannot predict the occurrence of events that might adversely affect these values.

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

ECONOMIC CONDITIONS AND THE AFTER EFFECT OF THE SEPTEMBER 11, 2001 TERRORIST ATTACKS Much of the work CompuDyne performs is for state and local governmental units. These entities were severely impacted by recent economic conditions and the resulting contraction of the tax bases of these governmental units. This caused these governmental units to carefully evaluate their budgets and defer expenses and projects where possible. Much of the work of the Company's Public Safety and Justice and Institutional Security Systems segments is contracted with these state and local governmental units. As a result, these segments have seen delays in new work available to be bid and worked on. In addition, even work that had been contracted for was sometimes deferred by the customer into the future. In recent months, it appears the state and local government revenues have been improving, resulting in increased activity preparatory to the issuance of requests for new bids and ultimately, the Company expects the awarding of new projects. It appears to us that we are in the early stages of an economic recovery as it relates to the segments of the marketplace we serve.

After the occurrence of the tragic events of the September 11, 2001 terrorist attacks, there was a general perception that our Integrated Electronic Systems and Attack Protection segments would see a significant increase in order flow. To the contrary, in the months subsequent to the terrorist attacks these segments saw a slowing in new work opportunities as the various federal agencies and other customers that are the usual source of their business slowed their procurement processes waiting for definitive direction as to how to proceed in the post September 11 world. Now further complicated by the military action in Afghanistan and Iraq, the Company's clients are reevaluating priorities and budgets and are funding only their most pressing demands while also making key decisions as to which projects can be deferred.

As a result of the above factors, during the last few years the Company has experienced a more challenging marketplace than it experienced in the years prior to September 11, 2001.

MARKET RISK
On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at September 30, 2006 is approximately $3.1 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, in the event interest rates increase dramatically the increase in interest expense to the Company could be material to the results of operations of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement will not have an impact on our financial position or results of operation.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this new accounting pronouncement will not have an impact on our financial position or results of operation. The Company does not have any such plans.

In June 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt for our fiscal year ending December 31, 2007. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" (SFAS 154) which replaces APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 did not have a material impact on our financial position, results of operations or cash flows.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of September 30, 2006. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at September 30, 2006.

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

          Financial Instruments by Expected Maturity Date

               Notes Payable             Variable                             Fixed
               Year Ending               Rate ($)      Average Variable       Rate ($)       Average Fixed
               December 31            (in thousands)    Interest Rate       (in thousands)   Interest Rate
              ----------------        -------------    --------------       -------------    -------------
              2006 (remaining)            $     -             3.91%            $     -              -
              2007                            440             3.91%                  -              -
              2008                            440             3.91%                  -              -
              2009                            440             3.91%                  -              -
              2010                            440             3.91%                  -              -
              Thereafter                    1,365             3.91%              40,250           6.25%
                                      -----------                          ----- ------
              Total                       $ 3,125             3.91%            $ 40,250           6.25%
              Fair Value                  $ 3,125             3.91%            $ 33,709          11.98%

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

                                         COMPUDYNE CORPORATION



Date:  November 14, 2006                 /s/ Martin Roenigk
                                         ------------------
                                           Martin Roenigk
                                         Chief Executive Officer


                                         /s/ Geoffrey F. Feidelberg
                                         --------------------------
                                         Geoffrey F. Feidelberg
                                         Chief Financial Officer