Form 10-K
period 2006-12-31
COMPUDYNE CORP
filed 2007-04-10
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934 For
                     the fiscal year ended DECEMBER 31, 2006
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission File Number 0-29798

                              CompuDyne Corporation
             (Exact name of registrant as specified in its charter)

            Nevada                                               23-1408659
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2530 Riva Road, Suite 201, Annapolis, Maryland, 21401          (410) 224-4415
      (Address of principal executive offices                 (Telephone number,
               including zip code)                          including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock $.75 par value

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes NO Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| NO |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| NO |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                                  (Check one):
Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| NO |X|

    The aggregate market value of common equity held by non-affiliates of the Registrant, based upon the price the common equity was last sold on the Nasdaq National Market on June 30, 2006 was approximately $42.0 million. (see ITEM 5)
   As of April 4, 2007, a total of 8,437,915 shares of Common Stock, $.75 par value, were outstanding.

   Documents incorporated by reference: Portions of the Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated in Part III.

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

Integrated Electronic Systems

The Integrated Electronic Systems segment consists of our subsidiaries, CompuDyne-Integrated Electronics Division, LLC and Signami DCS, LLC. Our IES segment provides turnkey design, production, installation, and integration of public security and safety systems. The ultimate clients this segment serves consist primarily of units of the Federal Government. This segment is a security systems integrator, specializing in a wide range of customized systems, including:

o    Access Control and Biometric Applications
o    Asset Tracking
o    Badging and Identification
o    Barriers and Turnstiles
o    Command, Control, and Communications
o    Computer Aided Dispatch (CAD)/ Records Management
o    Electronic Article Surveillance
o    Fencing, Lighting, Uninterrupted Power
o    Fire/Life Safety
o    Information Technology
o    Intrusion Detection (Exterior, Interior, and Duress)
o    Fiber Optic Network
o    Perimeter Security
o    Smart Card
o    Surveillance and Assessment
o    Signals Intelligence Gathering Technology


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

o Signals Intelligence+ (SigInt) Systems: Signal gathering and analysis products and systems used for field-based collecting and monitoring, providing the U.S. intelligence community and U.S. allies with real time intelligence for strategic and tactical decision making.

o    Modular, One-Box, Signals Intercept and Analysis Hardware/Software

     o  Intelligence Gathering Solutions
     o  Monitoring/Recording/First Alerts

o    Worldwide Deployable: Mobile or Fixed-Station Configurations

o    Installation/Integration/Training

Public Safety and Justice

The Public Safety and Justice segment consists of Tiburon, Inc. ("Tiburon"), CorrLogic, LLC, its subsidiary Xanalys Corporation and the acquired assets of 90 Degrees, Inc. ("90 Degrees") and Copperfire Software Solutions, Inc. ("Copperfire"). The clients this segment serves consist primarily of state and local governmental units. This segment provides a fully integrated suite of products including computer-assisted dispatch, records management and court and probation software systems for the law enforcement, fire and rescue, corrections and justice environments. We believe that we are a worldwide market leader in the development, implementation and support of public safety and justice automation systems. Tiburon, acquired by us in 2002, has been in business since 1980.

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

o    Court Administrative Software

o    Investigative analysis software systems.

Substantially all of the Company's research and development expenditures occur in the PS&J segment. The PS&J segment incurred $6.5 million, $7.8 million and $7.1 million of research and development expenses in the years ended December 31, 2006, 2005 and 2004, respectively.

The Market
----------

The market opportunity for jail and prison security systems is related to new facility construction, existing facility renovations, and the trend towards outsourcing government services. We believe approximately $4.0-$4.5 billion will be spent in 2007 on correctional facility construction, of which between 10% and 15% typically relates to security equipment and security electronics, which are the markets that we currently serve. Our modular cell product, Maxwall, generally addresses an additional 10% to 15% potential of the overall facility construction budget. Other larger security markets we serve include state and local government facilities, federal government facilities and large commercial installations.

In all four segments of our business, we face considerable competition from large and small companies. We compete primarily on a price basis with our competitors. We are one of the largest suppliers of physical and electronic security to the corrections industry however, we have many smaller competitors.

Most of our business occurs on a bid or request for proposal basis. Because of the bid and request for proposal process, we do not generally have access to the underlying assumptions that resulted in our competitors' bids and therefore, other than price, we cannot determine why our bid was successful or unsuccessful for particular contracts.

The Public Safety and Justice segment competes in a market where the annual new solution spending is approximately $2.0 billion. Solution spending represents resources dedicated to implement predefined information systems through the mix of hardware, software and services and excludes existing warranty and maintenance agreements. Most of the competitors in this market are smaller than us, providing best of breed solutions as opposed to our broad solution capability. Our large competitors include divisions of Motorola, Intergraph and Northrop Grumman.

Business Strategy
-----------------

We continually strive to position the Company to meet the expanding requirements of the public security market. We believe that we have market-leading positions in key areas of high-end security systems integration, security electronics, advanced security technology products and first responder support software. We consider ourselves to be a one-stop shop and therefore serve as a single supplier resource for the most difficult and complex public security and first responder requirements. Few of our competitors have this capability. In order to enhance our position in the public security market, our current strategy is to:

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

     Develop strategic alliances with large defense contractors and teaming agreements with other integrators, which may put us in a position to participate in large blanket procurement projects from the Department of Homeland Security and other Federal Agencies.

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

Corporate Information
---------------------

We were reincorporated in Nevada in 1996 and our predecessor corporation was incorporated in Pennsylvania in 1952. Our principal executive offices are located at 2530 Riva Road, Suite 201, Annapolis, Maryland 21401. Our telephone number is (410) 224-4415. Our Company Code of Ethics can be found on our website at www.CompuDyne.com.

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

See Management Outlook located in Item 7 for a discussion of backlogs.

At December 31, 2006, the Company had approximately 707 permanent employees. Of the permanent employees, approximately 62 are subject to collective bargaining agreements. The Institutional Security Systems Segment regularly hires union personnel on a temporary basis for field projects. These personnel are subject to various collective bargaining agreements depending on their skills and locale. At December 31, 2006, there were no temporary employees covered under collective bargaining agreements.

The ultimate clients through which substantially all of the sales of the Company are generated are the Federal government or state and local governments primarily in the United States of America.

Risks Related to Our Businesses
-------------------------------

Budget constraints of state and local governments could adversely affect our business.
Contracts for which state or local governments are the ultimate customer accounted for approximately 60% of our business in the fiscal year ended December 31, 2006. Our Institutional Security Systems segment, our largest business segment, outfits correctional facilities and courthouses. Similarly, our Public Safety and Justice segment almost exclusively serves state and local governments. Many state and local governments operate under very tight budget constraints. Budget constraints on these governments could cause them to delay or cancel pending projects, which could materially adversely affect our financial results.

The loss or reduction of U.S. Government contracts could adversely affect our business.
Contracts where the U.S. Government is the ultimate customer accounted for approximately 30% of our revenues in the fiscal year ended December 31, 2006. The U.S. Government funds these contracts in annual increments, and the contracts require subsequent authorization and appropriation, which may not occur or which may provide less than the total amount of the contract. We may not receive future contracts and the size of any contracts that we receive may vary. Fluctuations in spending by the U.S. Government for national defense could also adversely affect our ability to receive future contracts. Additionally, the U.S. Government may cancel its contracts unilaterally, at its convenience. The loss of, or a significant reduction in, this business could have an adverse effect on our business.

We operate under fixed price contracts and our inability to estimate our costs may adversely affect our financial results.
Much of our business is pursuant to fixed price contracts. If we do not accurately estimate our costs, we could suffer losses on these contracts. Increases in the cost of raw materials could have an adverse impact on our financial performance if we are not able to effectively forecast such increases. In addition, our revenues under these contracts are recognized under the percentage of completion method of accounting. This method requires considerable judgment and, as a result, the estimates derived at any point in time could differ significantly from the final results attained.

Our ability to obtain payment and/or performance bonds is critical to our ability to conduct business.
In the conduct of our business we are often required by our customers to obtain payment and/or performance bonds. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 60% of ISS' revenue has come from jobs where payment and performance bonds are required and for PS&J, 19% of its revenue has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to obtain the bonding needed to secure certain of its projects. As of December 31, 2006, the Company was required to provide collateral to its primary bonding company which it did by placing cash, invested in a money market mutual fund, as collateral in the amount of $7.5 million. If we are unable to obtain such bonds for any reason, or if the terms, particularly collateral requirements, of the bonds are not within our financial means, it would significantly diminish our ability to secure new contracts, and consequently our financial performance and results of operations may be materially adversely affected.

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

In addition, all four segments of our business face considerable competition from large and small companies. We compete primarily on a price basis with our competitors and because of the bid and request for proposal process, we often do not have access to the underlying assumptions that resulted in our competitor's bids, and therefore, other than price, we cannot determine why our bid was successful or unsuccessful for particular projects. This creates difficulty in accurately projecting the success of future bids. A decrease in the amount of successful bids and subsequent projects could have an adverse effect on our business.

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

We are subject to substantial government regulation that could cause delays in the delivery of our products and services and may subject us to audits or other similar review processes.
As a contractor with agencies of the U.S. Government and various state governments, we are obligated to comply with a variety of regulations governing our operations and the workplace. These regulations include those promulgated by, among others, the various states with which we contract, the U.S. Departments of Commerce, State, Transportation and the U.S. Environmental Protection Agency, the Occupational Safety and Health Administration, and the U.S. Bureau of Alcohol, Tobacco and Firearms. Certain of our contracts give the contracting agency the right to conduct audits of our facilities and operations, including a review of our compliance with the prescribed procedures established in connection with the government contract. We may be subject to investigations as a result of an audit or for other causes. The Company also conducts internal investigations from time to time regarding potential violations of regulations or Company Policies, and a recent investigation found violations resulting in disciplinary actions being taken by the Company. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Suspension or debarment would have a material adverse effect on the Company. U.S. Government contracts may also contain specific delivery requirements, which if not met satisfactorily by us could result in penalties assessed against us and a loss of profits. In addition, changes in federal, state and local laws may impact our ability to secure new contracts and otherwise affect the operations of our business.

Our inability to effectively integrate acquisitions could adversely affect our business.
We have made a number of acquisitions in recent years, which require that we integrate operations and systems and personnel from those businesses into our Company. This process requires, among other things, that we must continually evaluate our operational and financial systems and controls and enhance those systems and controls as necessary. If we are unable to successfully integrate these acquisitions it could adversely affect our operating results and our ability to comply fully with laws and regulations.

Our inability to or successfully complete our restructuring and simplify our structure could adversely affect our business.
Our Institutional Security Systems, Attack Protection and Public Safety and Justice business segments are undergoing significant organizational expense restructuring. In addition, we are evaluating our structure and strategy to determine if a less decentralized, or other organizational structure would result in lower selling, general and administrative costs and we are evaluating our strategy to determine if we would benefit from focusing on fewer segments. If we are unable to successfully complete our current organizational expense restructuring, or if we are unable to effectively further change our structure in order to achieve lower selling, general and administrative costs, it could adversely affect our operating results and detract from future growth opportunities.

If we are unable to comply with Sarbanes-Oxley Act Section 404 ("Section 404") and the requirement to maintain adequate disclosure controls and procedures, we may be adversely impacted.
Section 404 requires that certain companies establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis, the design and operating effectiveness of their internal control structure and procedures for financial reporting. Although we were not required to comply with Section 404 for 2005 and 2006, we were required to comply in 2004 and we previously disclosed that our internal control over financial reporting as of December 2004 had material weaknesses. Although we have remediated the material weaknesses, and currently are not required to comply with Section 404, we will be required to comply with Section 404 in 2007 and any future inability to maintain an adequate internal control structure and disclosure controls and procedures could result in our independent registered public accounting firm issuing an adverse opinion on our internal controls, increased regulatory scrutiny and possible restatement of our financial statements and delisting of our common stock on the Nasdaq market. Compliance with Section 404 will also result in substantial additional expenses.

We may need additional financing for bonding requirements, working capital and capital expenditures and additional financing may not be available on terms acceptable to us.
In order to operate our business, we may need to obtain additional surety bonds, maintain working capital and make significant capital expenditures and may need additional capital to do so. Our ability to operate and grow is dependent upon, and may be limited by, among other things, the availability of financing arrangements. Additional funding sources may be needed, and we may not be able to obtain the additional capital necessary to pursue new projects or maintain our operations, and if we can obtain additional financing, the additional financing may not be on terms which are satisfactory to us.

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

Our ability to generate sufficient cash to make principal and interest payments on the 2011 Notes depends on many factors beyond our control.
Our ability to make payments on and to retire the 2011 Notes upon maturity will depend on our ability to generate cash in the future. Our business may not generate sufficient cash flow from operations, cost savings may not be realized, and future borrowings may not be available to us under credit arrangements in an amount sufficient to enable us to make the principal and interest payments on the 2011 Notes. We may need to refinance all or a portion of our indebtedness under the 2011 Notes on or before maturity. We may not be able to refinance the 2011 Notes, if necessary, on commercially reasonable terms or at all.

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements made in this Form 10-K with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, the ability to secure payment and performance bonds, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-K, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation and regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to remain in compliance with its bank covenants, delays in government procurement processes, inability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley ("SOX"), the Company's ability to realize anticipated cost savings, the Company's ability to simplify its structure and modify its strategic objectives, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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

At December 31, 2006 the Institutional Security Systems segment leased primary facilities for engineering, assembly and administration including: Alabama - 40,250 square feet, California - 15,795 square feet, Maryland - 9,500 square feet, North Carolina - 5,775 square feet and Arizona - 5,570 square feet.

At December 31, 2006 the Attack Protection segment owned primary facilities for engineering, manufacturing and administration in Alabama - 165,883 square feet. A portion of this space is used by the ISS segment for administrative purposes. These facilities are encumbered by Industrial Revenue Bonds. The Attack Protection segment also leases 31,372 square feet of office/warehouse space in Oregon.

At December 31, 2006 the Integrated Electronic Systems segment leased primary facilities for engineering, assembly and administration in Maryland - 16,001 square feet.

At December 31, 2006 the Public Safety and Justice segment leased primary facilities for engineering and administration including California - 33,249 square feet, Texas - 10,247 square feet, United Kingdom - 6,663 square feet, Oregon - 5,669 square feet, Utah - 5,422 square feet, Colorado - 4,474 square feet, Washington - 4,000 square feet, and Wisconsin - 1,902 square feet.

The Company leases only those properties necessary to conduct its business and does not invest in real estate or interests in real estate on a speculative basis. The Company believes that the current properties are suitable and adequate for its current operations. Additional space may be required to service contracts in other areas.

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

During 2006 we received a letter from a client of our Public Safety and Justice segment indicating their intent to terminate their contract with us for cause. The letter alleges that we failed to complete the project under the terms of the agreement and the applications implemented failed to meet the functionality requirements of the agreement. The customer is seeking a refund of approximately $400 thousand previously paid by them. Costs in excess of billings of approximately $600 thousand related to this project remain as an asset on our books and records as of December 31, 2006. The segment disagrees with the client's views. While the ultimate outcome cannot be predicted, the Company intends to vigorously pursue this matter. The Company has established an accrual for this matter which is included in accounts payable and accrued liabilities on the balance sheet.

On November 21, 2006, CompuDyne Corporation ("CompuDyne") and William Blair Mezzanine Capital Fund II, L.P. ("Blair") entered into a Release and Settlement Agreement with Friedman, Billings, Ramsey Group, Inc. ("FBR"), by which FBR agreed to pay $4.5 million to CompuDyne and Blair, CompuDyne and Blair agreed to release FBR, and FBR has agreed to release CompuDyne and Blair, from any and all causes of action arising out of or relating to, among other things, an offering of CompuDyne common stock in 2001 for which FBR acted as lead underwriter and financial advisor. Blair is former shareholder of CompuDyne which also sold shares in the 2001 offering. After legal and other expenses and payment of Blair's share of the settlement, the net amount recorded by CompuDyne was approximately $2.7 million which is recorded in additional paid-in capital.

The Company has learned that the National Association of Securities Dealers ("NASD") and other regulatory bodies are seeking sanctions against certain purchasers of the Company's common stock in its 2001 PIPE transaction. The Company is investigating these matters, and has filed lawsuits against certain purchasers. The Company is currently attempting to resolve these matters.

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

The Company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. The Company also conducts internal investigations from time to time regarding potential violations of regulations or Company Policies; a recent investigation found violations resulting in disciplinary actions being taken by the Company. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Suspension, debarment or fines could have a material adverse effect on the Company.

In connection with the acquisition of the assets of Signami, LLC made by the Company in July 2006, the Company issued 93,334 shares to the sellers for which it guaranteed for a 2 year period that upon sale of these securities, the Company would guarantee a price of $7.50 per share for these shares. This period is extended for members precluded from selling their shares due to statutory reasons. Included in other long term liabilities at December 31, 2006 is approximately $86 thousand representing the fair value of this liability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CompuDyne Common Stock is quoted on the Nasdaq National Market, under the symbol "CDCY." There were 1,367 common shareholders of record as of April 4, 2007.

The following table sets forth the high and low sales for CompuDyne Common Stock as quoted on the Nasdaq National Market.

                               2006                           2005
                               ----                           ----
Quarter Ended            High         Low               High         Low
-------------          --------------------            -------------------
March 31                $ 7.60      $ 6.00             $ 7.80      $ 4.65
June 30                 $ 7.44      $ 6.06             $ 8.00      $ 5.03
September 30            $ 6.78      $ 4.94             $ 9.40      $ 5.27
December 31             $ 6.98      $ 5.56             $ 6.75      $ 4.74

The Company did not pay any dividends on its common stock during the years ended December 31, 2006 and 2005, and its bank covenants forbid paying dividends until satisfaction in full of the obligations and termination of the banking agreements. In addition, the Company's 2011 Notes restrict the Company's ability to declare or pay cash dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

See Item 12 of Part III.

Comparative Stock Performance

                 COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
       AMONG COMPUDYNE CORPORATION, THE NASDAQ STOCK MARKET (U.S.) INDEX,
                     AND BOTH CURRENT AND PRIOR PEER GROUPS

                                12/01           12/02           12/03           12/04           12/05           12/06

CompuDyne Corporation           100.00          35.94           58.24           42.63           35.54           37.60
NASDAQ Composite                100.00          69.66           99.71          113.79          114.47          124.20
New Peer Group                  100.00          71.00           76.77           79.59           76.28           74.36
Old Peer Group                  100.00          49.66           84.18          146.82          128.78          155.79

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends
                        Fiscal year ending December 31.

The above graph compares the cumulative total stockholder return on our common stock for the last five fiscal years with the cumulative total return on the Nasdaq Composite Index. This graph assumes the investment of $100 on December 31, 2001 in our common stock and the index listed above, and assumes dividends are reinvested. We have not paid any dividends on our common stock and no dividends are included in the representation of our performance. The stock price performance shown in the below graph is not necessarily indicative of future price performance. Measurement points are the last trading day of the fiscal years ended December 31, 2002, 2003, 2004, 2005 and 2006.

The graph and table above are not "soliciting material," are not deemed filed with the SEC and are not to be incorporated by reference in any filing of ours under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The Company is using a new peer group that is more similar in market capitalization to CompuDyne than the previous peer group.

         Previous Peer Group                          New Peer Group
         -------------------                          --------------

    Armor Holdings (AH)                     OSI Systems Inc. (OSIS)
    Magal Security Systems(MAGS)            Lasercard Corporation (LCRD)
                                            Henry Bros. Electronics, Inc. (HBE)

ITEM 6. SELECTED FINANCIAL DATA

The following is a consolidated summary of operations of CompuDyne and its subsidiaries for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The information in the table below is based upon the audited consolidated financial statements of CompuDyne and its subsidiaries for the years indicated appearing elsewhere in this annual report or in prior annual reports on Form 10-K filed by the Company with the SEC, and should be read in conjunction therewith and the notes thereto.

(In thousands except per share data)                            For the years ended December 31
                                              ------------------------------------------------------------------
                                                2006(a)       2005(b)        2004          2003         2002(c)
                                              ----------    ----------    ----------    ----------    ----------
Total revenues                                $ 147,462     $ 141,650     $ 142,782     $ 193,263     $ 155,556
                                              ==========    ==========    ==========    ==========    ==========
Gross profit                                  $  47,867     $  42,539     $  37,678     $  46,396     $  34,816
Selling, general and administrative expenses     38,261        40,567        36,219        32,305        25,785
Research and development                          7,294         8,685         7,755         7,374         4,916
Impairment of goodwill and other intangibles     16,141             -         1,826             -             -
                                              ----------    ----------    ----------    ----------    ----------
Operating (loss) income                       $ (13,829)    $  (6,713)    $  (8,122)    $   6,717     $   4,115
                                              ==========    ==========    ==========    ==========    ==========
Interest expense, net of interest income      $   2,105     $   2,233     $   2,289     $   1,051     $   1,394
                                              ==========    ==========    ==========    ==========    ==========
Net (loss) income                             $ (14,993)    $  (8,691)    $  (8,198)    $   3,408     $   1,814
                                              ==========    ==========    ==========    ==========    ==========
(Loss) earnings per share (d):
Basic
-----
  (Loss) earnings per common share            $   (1.82)    $   (1.07)    $   (1.01)    $     .43     $     .24
                                              ==========    ==========    ==========    ==========    ==========
Weighted average number of common
 shares outstanding                               8,256         8,129         8,136         7,895         7,456
                                              ==========    ==========    ==========    ==========    ==========
Diluted
-------
  (Loss) earnings per common share            $   (1.82)    $   (1.07)    $   (1.01)    $     .42     $     .23
                                              ==========    ==========    ==========    ==========    ==========
Weighted average number of common
 shares and equivalents                           8,256         8,129         8,136         8,158         7,940
                                              ==========    ==========    ==========    ==========    ==========

Total assets                                  $ 103,950     $ 126,692     $ 132,891     $ 115,732     $ 120,804
                                              ==========    ==========    ==========    ==========    ==========
Long-term debt                                $  42,617     $  42,870     $  43,123     $  17,658     $  27,510
                                              ==========    ==========    ==========    ==========    ==========
Total shareholders' equity                    $  26,839     $  36,422     $  45,831     $  52,927     $  49,204
                                              ==========    ==========    ==========    ==========    ==========

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year's presentation.

Notes:
(a) Includes operations from the acquired assets of Signami LLC, from July 20, 2006, the date of acquisition.
(b) Includes operations of Xanalys Corporation from August 24, 2005, the date of acquisition.
(c) Includes operations of Tiburon, Inc. from May 2, 2002, the date of acquisition.
(d) No dividends have been paid on the Company's Common Stock during the above periods.

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

The Institutional Security Systems segment is headquartered in Montgomery, Alabama and operates under the trade name Norment Security Group ("Norment"). This segment provides physical and electronic security products and services to the corrections industry (prisons and jails) and to the courthouse, municipal and commercial markets. ISS typically serves as a subcontractor, responsible for their portion of the installation work on larger projects. Installations involve hard-line (steel security doors, frames, locking devices, etc.) and sophisticated electronic security systems, including software, electronics, touch-screens, closed circuit television, perimeter alarm devices and other security monitoring controls. ISS also developed a product called MaxWall. MaxWall is a modular steel, concrete filled prefabricated jail cell. It allows for construction projects to use considerably less space and can save the project owner significant amounts of money. ISS provides field level design, installation and maintenance of both physical and electronic security products.

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

The Integrated Electronic Systems segment consists of CompuDyne-Integrated Electronics Division, LLC and the newly-formed Signami DCS, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. IES provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. IES provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies. In July 2006, the Company acquired the assets and certain liabilities of Signami, LLC, a producer of software and hardware systems for signals intelligence gathering. Together with the Data Control Systems ("DCS") division of IES, a new business was established and is going to market under the name Signami DCS.

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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Backlog was approximately $117.3 million at December 31, 2006, as shown in the following table:

                                                              Public
                      Institutional              Integrated   Safety
                        Security       Attack    Electronic    and      Backlog
    (in thousands)       Systems     Protection    Systems   Justice     Total
                      ----------------------------------------------------------
  December 31, 2002      $ 99,527     $ 18,478   $  11,440  $ 74,867  $ 204,312
  December 31, 2003      $ 57,258     $ 10,043   $   8,326  $ 63,727  $ 139,354
  December 31, 2004      $ 49,324     $ 20,803   $   8,299  $ 48,434  $ 126,860
  December 31, 2005      $ 58,128     $ 28,802   $   7,503  $ 53,705  $ 148,138
  March 31, 2006         $ 57,030     $ 20,961   $   6,590  $ 43,874  $ 128,455
  June 30, 2006          $ 51,173     $ 13,593   $   7,393  $ 39,351  $ 111,510
  September 30, 2006     $ 65,489     $  7,991   $   8,137  $ 40,088  $ 121,705
  December 31, 2006      $ 64,687     $  5,686   $   7,902  $ 39,067  $ 117,342

During the fourth quarter of 2005 the Attack Protection segment was awarded a significant contract to provide its products to a large embassy project. The execution of this contract is complete as of December 31, 2006. Since the award of this contract, the Norshield component of the Attack Protection segment has had limited success in winning new contracts due to competitive factors which has resulted in a significant decline in the backlog of this segment. We are actively pursuing non-embassy work in an effort to generate awards incremental to our embassy work. The overall decline in backlog in 2006 could lead to a potential decline in future quarterly revenues.

Historically, approximately 90% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, state and local budgets, which we are dependent on for approximately 60% of our revenue sources, have come under intense pressure. Most states were running in a deficit situation, as were many local governments. This caused many of them to delay and in some cases cancel certain infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have increased our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 18% of our revenue in 2006 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                          Year Ended December 31, 2006
                                -----------------------------------------------
     (in thousands)              One-time          Recurring
                                  Revenue     %     Revenue     %       Total
                                ---------- ------  --------- ------  ----------
Institutional Security Systems  $  43,488   29.5   $  4,777    3.2   $  48,265
Attack Protection                  40,241   27.3          -      -      40,241
Integrated Electronic Systems       9,993    6.8      3,901    2.7      13,894
Public Safety and Justice          27,066   18.3     17,996   12.2      45,062
                                ---------- ------  --------- ------  ----------
    Total                       $ 120,788   81.9   $ 26,674   18.1   $ 147,462
                                ========== ======  ========= ======  ==========

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

On December 21, 2005 the Securities and Exchange Commission issued Release No. 33-8644 "Revisions to Accelerated Filer Definition and Accelerated Deadlines For Filing Periodic Reports" (the "Release"). The Release revised the definition of "accelerated filer" to make it simpler for accelerated filers whose public float falls below the $50 million threshold on the measurement date of June 30 to exit accelerated filer status. Under the new rules, an accelerated filer that has voting and non-voting equity held by non-affiliates of less than $50 million at the end of its second fiscal quarter is permitted to exit accelerated filer status at the end of that year and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis. Accelerated filer status affects an issuer's deadlines for filing its periodic reports with the SEC and complying with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. A non-accelerated filer must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after December 15, 2007.

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status. CompuDyne's aggregate worldwide market value as June 30, 2006, the last business day of CompuDyne's second fiscal quarter, was also less than $50 million; as such CompuDyne continued to be classified as a non-accelerated filer for the year ended December 31, 2006.

Prior to the issuance of the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, was not required to comply with
Section 404 for the years ended December 31, 2005 and 2006.

Results of Operations

YEARS ENDED DECEMBER 31, 2006 and 2005

Revenues. The Company had revenues of $147.5 million and $141.7 million for the years ended December 31, 2006 and December 31, 2005, respectively, representing an increase of $5.8 million or 4.1%. As discussed below, the increase occurred primarily due to higher revenues in our AP, IES and PS&J segments, offset in part by a decrease in revenues from our ISS segment.

Revenues from the Institutional Security Systems segment were $48.3 million for the year ended December 31, 2006, a decrease from $60.7 million for the year ended December 31, 2005, representing a decrease of $12.4 million or 20.4%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year and the delay in the start of some projects. Although backlog increased significantly during the second half of 2006, it was not at a significantly high enough level prior thereto to maintain its revenue levels. Backlog was $64.7 million and $58.1 million at December 31, 2006 and December 31, 2005, respectively. Several of ISS' recently won awards were delayed and/or not yet available to be worked on by us. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $40.2 million for the year ended December 31, 2006, an increase from $27.0 million for the same period of 2005, representing an increase of $13.2 million or 48.9%. During 2005 and 2006 factory utilization increased significantly. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the year ended December 31, 2006 the Norshield line experienced a 53.0% increase in revenues as compared to the year ended December 31, 2005, whereas the Fiber SenSys line experienced a 35.9% increase in revenues for the comparable period. The increase in revenue of $10.9 million in the Norshield line is a direct result of execution on an award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue increase is a result of the rollout of its next generation product, which until its testing was completed and accepted, at the end of the second quarter of 2006, negatively impacted revenues. During 2004, Norshield bid on fifteen new embassy projects. We were awarded seven of these embassy projects for a total contract value of $9.9 million, and lost eight embassy project bids to competitors. In 2005, we bid on seventeen embassy projects. The Company was awarded five of these projects, for a total contract value of $20.4 million, and lost four projects and one bulk bid embassy project comprising eight embassies to competitors. In 2006, eleven embassy projects were planned, seven of which have not been awarded yet. The Company was awarded two of these projects for a total contract value of $3.3 million and lost two of these 2006 projects. We believe that the increased level of new embassy construction will continue for the next several years.

Revenues from Integrated Electronic Systems were $13.9 million for the year ended December 31, 2006, an increase from $10.1 million for the same period of 2005, representing an increase of $3.8 million or 37.4%. The first half of 2005 was a difficult time for IES, with a downturn in revenues and gross profit, ensuing from: (i) a delay in a large-scale installation contract pending the government's completion of a building to house the system's Command and Control Center; (ii) a reduction in an ongoing governmental integration program, resulting from the Department of Defense's base relocation and closure (BRAC) program; (iii) delays in several significant awards, because funding had been redirected to the war efforts in Iraq and Afghanistan; and (iv) a delay in the start-up of a 5-year, $25 million security contract with the Bureau of Engraving & Printing ("BEP"), due to an award protest by the predecessor contractor. IES is currently performing work under the BEP contract although due to the protest the BEP has decided to put the contract out for re-bid later in 2007. In addition, revenue from Signami since its acquisition in July 2006 of $1.4 million is included in IES's 2006 revenues.

Revenues from the Public Safety and Justice segment were $45.1 million for the year ended December 31, 2006, an increase from $43.9 million for the same period of 2005, representing an increase of $1.2 million or 2.7%. PS&J has been experiencing lower backlogs and has increased its focus on developing its next generation products. Beginning in the fourth quarter of 2005 and continuing through 2006, PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects and thus increase quarterly revenues. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions have had little impact on Public Safety and Justice's revenues due to their relatively small size.

Expenses. Cost of goods sold of $99.6 million for the year ended December 31, 2006 were up $0.5 million or 0.5% from $99.1 million during the same period of 2005. The larger percentage increase in sales as compared to the percentage increase in cost of goods sold resulted in an increased gross profit percentage of 32.5% for the year ended December 31, 2006, as compared to 30.0% for the year ended December 31, 2005.

Cost of goods sold in the Institutional Security Systems segment of $40.9 million for the year ended December 31, 2006 were down $9.8 million or 19.4%, from $50.8 million during the same period of 2005. This decrease coupled with the related sales decrease of this segment of 20.4%, resulted in a 1.1% decrease in the gross profit percentage to 15.2% from 16.3% for the year ended December 31, 2005. The decrease in the gross profit percentage is largely a result of ISS' fixed costs now being absorbed by a smaller revenue base during the year of 2006. In addition, during the first quarter of 2005, one of this segment's customers terminated its contract for convenience, resulting in the recognition of $1.3 million in gross margin.

Cost of goods sold in the Attack Protection segment of $27.2 million for the year ended December 31, 2006 increased $6.2 million or 29.9% from $20.9 million during the same period of 2005. This increase was less than the related sales increase of 48.9%, resulting in an 9.9% increase in the gross profit percentage to 32.5% from 22.6% during the year ended December 31, 2005. The principal reason for the increase in the gross profit percentage during the year ended December 31, 2006, as compared to the year ended December 31, 2005, was a shift in product mix and a significant increase in facility utilization as a result of the significant increase in sales of this segment.

Cost of goods sold in the Integrated Electronic Systems segment of $10.9 million for the year ended December 31, 2006 increased $2.4 million or 28.6% from $8.5 million during the same period of 2005. This increase was largely the result of the acquisition of Signami in July 2006, whose gross margins tend to be higher than those of what this segment's historical margins had been. This increase was less than the related sales increase of this segment of 37.4%, resulting in a 5.4% increase in the gross profit percentage to 21.5% from 16.1% in the year ended December 31, 2005. Substantially all of the projects awarded in this segment are discrete projects.

Cost of goods sold in the Public Safety and Justice segment of $20.6 million for the year ended December 31, 2006 was up $1.6 million or 8.7% from $19.0 million during 2005. This increase was greater than the related sales increase of this segment of 2.7%, resulting in a 2.5% decrease in the gross profit percentage to 54.3% from 56.8% in the year ended December 31, 2005.

Selling, general and administrative expenses were $38.3 million for the year ended December 31, 2006, a decrease of $2.3 million or 5.7% from $40.6 million for the same period of 2005. Much of this decrease is related to costs incurred by the Company during 2005 related to compliance with Section 404 of SOX. The Company exited accelerated filer status as of December 31, 2005 and remained a non-accelerated filer in 2006.

In conjunction with the acquisition of the assets of Signami, 90 Degrees and Copperfire and the stock of Xanalys and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                               December 31,      December 31,
                                   2006              2005             Life
                              (in thousands)    (in thousands)     (in years)
                              --------------    --------------     ----------
    Software                     $ 3,064           $ 2,434              5
    Non Compete Agreements           590               130             3-5
    Customer Relationships           780                 -              7
    Other                             60                60             15
                                 --------          --------
                                 $ 4,494           $ 2,624
                                 ========          ========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $673 thousand and $525 thousand for the years ended December 31, 2006 and 2005, respectively, which is included in operating expenses.

Research and development expenses were $7.3 million for the year ended December 31, 2006, a decrease of $1.4 million or 16.0% from $8.7 million for the year ended December 31, 2005. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During September of each year, Tiburon hosts its annual users group conference which is attended by approximately 400 client personnel. During 2005, to be in a position to adequately demonstrate the segment's new Nextgen products, the Company diverted significant resources to its research and development effort to advance the demonstrability of its updated product offerings. As the Company's Nextgen product development effort advances towards completion, the need for research and development on its core products diminishes, which has resulted in a decrease in research and development expenditures during the year ended December 31, 2006 as compared to the year ended December 31, 2005.

The impairment of goodwill and intangible assets totaled $16.1 million for the year ended December 31, 2006. The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. During the fourth quarter of 2006 the Company concluded that an impairment occurred in its Public Safety and Justice segment. The Company performed its interim impairment test of the reporting unit as of October 1, 2006 and based on its valuation concluded it was necessary to write down the value of the segment's goodwill in the amount of $14.4 million. The Company reviews the carrying value of intangible assets when circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2006 the Company concluded that an impairment had occurred in its Public Safety and Justice segment. The Company performed its impairment test of intangible assets as of October 1, 2006 and based on its valuation concluded it was necessary to write down the value of the intangible assets in the amount of $1.7 million. These valuations are performed by the Company with the assistance of an independent national valuation firm which considers market valuations, discounted cash flows and other factors when preparing the valuations.

Pre-Tax Income. The Company had a pre-tax loss of $15.7 million for the year ended December 31, 2006 compared to a pre-tax loss of $8.9 million for the year ended December 31, 2005. As discussed below, the increased pre-tax loss occurred primarily due to the impairment of goodwill and other intangible asset charges at our Public Safety and Justice segment. This was partially offset by improved results in our Attack Protection segment.

Pre-tax loss from the Institutional Security Systems segment was $1.3 million for the year ended December 31, 2006, a decrease from a pre-tax income of $629 thousand for the year ended December 31, 2005. This decrease was largely a result of this segment's sales decline.

Pre-tax income from the Attack Protection segment was $4.7 million for the year ended December 31, 2006, an improvement from the $2.3 million pre-tax loss for the year ended December 31, 2005. This increase in pre-tax income for this segment is attributable to the significant increase in this segment's revenues, amplified by the fact that products with higher margins were sold during 2006 as compared to 2005.

Pre-tax income from the Integrated Electronic Systems segment was $985 thousand for the year ended December 31, 2006, an increase from a $431 thousand pre-tax income for the year ended December 31, 2005. This increase in pre-tax income is a result of the increased revenue generated by this segment in 2006 as compared to 2005, which includes revenues from the new signals intercept business acquired by Integrated Electronic Systems during the third quarter of 2006, which contributed revenues with higher margins to this segment.

Pre-tax loss from the Public Safety and Justice segment was $18.0 million for the year ended December 31, 2006 which included a goodwill impairment charge of $14.4 million and an intangible asset impairment charge of $1.7 million. This segment is making a significant investment in advancing its products using a Microsoft.net platform. As a result of this undertaking, which has been previously expensed, reported earnings have been adversely affected. This compares to a $2.9 million pre-tax loss for the year ended December 31, 2005. This net improvement prior to the impairment charges in this segment's pre-tax loss, is largely a result of a significant reduction in costs including headcount by this segment in its effort to return to profitability.

Pre-tax loss at the Corporate level was $2.1 million for the year ended December 31, 2006 as compared to a pre-tax loss of $4.7 million for the year ended December 31, 2005. During 2005, the Company incurred significant costs to comply with Section 404 of the Sarbanes Oxley Act, which the Company was not required to incur in 2006 having exited accelerated filing status in 2005.

Interest expense was $3.3 million and $3.1 million for the years ended December 31, 2006 and December 31, 2005, respectively. The following table compares the weighted average of the Company's year ended December 31, 2006 and 2005 interest bearing borrowings, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                 Monthly Weighted         Monthly Weighted
                                  Average - 2006           Average - 2005
                                  Amount                   Amount
                              (in thousands)   Rate    (in thousands)   Rate
                              --------------   ----    --------------   ----
    Industrial revenue bonds     $  3,319      6.3%       $  3,722      3.7%
    Subordinated borrowings      $ 40,250      6.3%       $ 40,250      6.3%
    Swap hedge agreement         $      -        -        $  1,015      1.4%

The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $141 thousand and $26 thousand for the years ended December 31, 2006 and 2005, respectively.

In addition the Company recorded the following non-cash interest expense, in thousands:
                                             2006          2005
      Amortization and write-off            ------        ------
     of deferred financing charges          $ 329         $ 283

Other income benefited during 2006 by receipt of $161 thousand in a legal settlement by the Attack Protection segment.

Taxes on Income. The effective tax rate was a benefit of 4.7% for the year ended December 31, 2006 and the effective tax rate was a benefit of 2.4% for the year ended December 31, 2005. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not the assets will be realized. The Company had Federal net operating loss carry forwards for financial accounting purposes of $6.5 million at December 31, 2006.

Net Income (Loss). The Company reported a net loss of $15.0 million for the year ended December 31, 2006 and a net loss of $8.7 million for the year ended December 31, 2005. Diluted loss per share was $1.82 for the year ended December 31, 2006 and a loss of $1.07 for the year ended December 31, 2005. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.3 million and 8.1 million for the years ended December 31, 2006 and 2005, respectively.

YEARS ENDED DECEMBER 31, 2005 AND 2004

Revenues. The Company had revenues of $141.6 million and $142.8 million for the years ended December 31, 2005 and December 31, 2004, respectively, representing a decrease of $1.13 million or 0.8%. As discussed below, the decrease occurred primarily from our IES and PS&J segments offset by increases from our ISS and AP segments.

Revenues from the Institutional Security Systems segment were $60.7 million for the year ended December 31, 2005, an increase from $54.0 million for the year 2004 representing an increase of $6.7 million or 12.4%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to our working on more projects than we did in the previous year. Backlog for ISS had decreased from $99.5 million at December 31, 2002 to $57.3 million at December 31, 2003. Backlog was $49.3 million and $58.1 million at December 31, 2004 and December 31, 2005, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Beginning in early 2005, ISS sought significant, heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons. This increased bidding activity was expected to result in securing more projects, which should result in increased revenue. During the last three quarters of 2005, ISS' backlog increased significantly providing the segment with a greater opportunity to generate revenue during the second half of 2005.

Revenues from the Attack Protection segment were $27.0 million for the year ended December 31, 2005, an increase from $25.2 million for the same period of 2004 representing an increase of $1.9 million or 7.4%. In 2002, the Company purchased an existing 75,000 square foot factory for the Attack Protection segment on 20 acres of land in close proximity to its existing factory in Montgomery, Alabama. This capacity increase was largely driven by the Company's expectation that the demands for its products, principally its bullet and blast resistant windows and doors would accelerate significantly in the post September 11, 2001 world. Throughout 2002, 2003, and 2004 this anticipated increase in demand did not materialize leaving the segment with significant excess capacity. This segment is composed of two chief product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the year ended December 31, 2005 the Norshield line experienced a 14.6% increase in revenues as compared to the year ended December 31, 2004, whereas the Fiber SenSys line experienced a 10.8% decrease in revenues for the comparable period. The increase in revenue of $2.6 million in the Norshield line was a direct result of the award of a major contract won in the fourth quarter of 2005. Execution on this contract began immediately upon award. Fiber SenSys' revenue decline was a result of the rollout of its next generation product, which until its testing is completed, expected in the first quarter of 2006, has and will continue to negatively impact revenues. The slow-down in the government building process experienced during 2002 and 2003 has reversed. Projects are now being released for construction, and thus the Attack Protection segment is experiencing increased bidding activity for its products. During 2003, the Company furnished bids to supply its products for eight new embassy projects. At the time, this was the largest number of embassy projects bid in a single calendar year for this segment. The Company was awarded four of these embassy projects, for a total CompuDyne contract value of $7.0 million, and lost the remaining four embassy project bids to competitors. During 2004, we bid on fifteen new embassy projects. Through December 31, 2005 the Company was awarded seven of these embassy projects for a total contract value of $9.6 million, and lost seven embassy project bids to competitors, with one project still awaiting award. In 2005, twenty-eight embassy projects were planned. We believe that this increased level of new embassy construction will continue for the next several years. Through December 31, 2005 the Company had been awarded three of these projects, one of which was for a total of $14.3 million, and lost one project and one bulk bid embassy project comprising eight embassies to competitors, with sixteen projects still awaiting award.

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

Revenues from the Public Safety and Justice segment were $43.9 million for the year ended December 31, 2005, a decrease from $49.4 million for the same period of 2004 representing a decrease of $5.5 million or 11.2%. The decline was primarily the result of lower backlogs and an increased focus on developing our next generation product which resulted in more hours worked on research and development and less hours worked on revenue-generating projects. Revenues were also impacted by relatively low contract signing rates in early 2005, low billing rates and difficult performance requirements on some contracts. The lower levels of backlog did, however, start to improve late in the year. During the fourth quarter of 2005, PS&J redeployed a portion of its technical staff, typically deployed in the research and development area, to work on projects, resulting in increased revenue. It should be noted that although we made three acquisitions in this segment, two in 2004 (90 Degrees and Copperfire) and one in August 2005 (Xanalys), these acquisitions had little impact on Public Safety and Justice's revenues due to their relatively small size.

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

Cost of goods sold in the Institutional Security Systems segment of $50.8 million for the year ended December 31, 2005 were up $3.2 million or 6.8% from $47.5 million during the same period of 2004. This increase was less than the related sales increase of this segment of 12.4%, resulting in a 4.4% increase in the gross profit percentage to 16.3% from 11.9% for the year ended December 31, 2004. This increase in gross profit percentage resulted mainly from one of this segment's customers terminating its contract for convenience, resulting in the recognition of $1.3 million in gross margin. Starting in 2002 and continuing through 2004, Institutional Security Systems' senior management identified managerial problems at its West Coast operations and determined that numerous problems existed there, including that the costs to complete its projects were going to be significantly higher than was previously projected. This resulted in significant cost overruns on many of these projects. As the work on the projects progressed, the Institutional Security Systems segment identified additional cost overruns which caused the costs to complete these projects to increase. Although the problem projects identified in 2002 are substantially all complete, the problems in the ISS West Coast operations continued into 2003, 2004 and 2005. The West Coast office continues to be affected by one final contract which requires ISS to install a proprietary duress system which has been validated through an independent consultant and the manufacturer of the equipment but will not function as required by the contract specifications. ISS has incurred significant costs trying to make the equipment function as desired. The customer is working with ISS to develop a level of acceptance, and both ISS and the customer are cooperating to close out the project in an amicable manner. We believe that all future costs on these projects have been adequately accounted for through December 31, 2005. Senior management at the West Coast operations has been replaced as well as certain project management and engineering staff. It should be noted that the West Coast office has been downsized to a sales and support office, consolidating the estimating, electronics engineering and electronics fabrication functions into the Montgomery home office. The project management and hard line engineering staff has been upgraded to experienced professional personnel, and this office only manages projects specifically suited to their expertise or as required by the local marketplace. The West Coast office realized eleven consecutive months of positive gross margins on such projects in 2005. Despite these positive gross margins, the West Coast office experienced high legal and overhead costs closing out many of the old projects. While this resulted in an overall loss at the West Coast operation, the office was also able to significantly reduce aged receivables and filed multiple claims for possible future upside recovery. The office is in the process of moving its facilities to a smaller, more cost effective facility, which will further reduce overhead costs in the future.

The West Coast problems, including project overruns, resulted in pre-tax losses recorded in the following periods, in thousands:

         Second Half of 2002                                 $  2,698
         Full Year 2003                                         4,087
         Full Year 2004                                         6,092
         First Quarter of 2005                                    740
         Second Quarter of 2005                                   472
         Third Quarter of 2005                                    399
         Fourth Quarter of 2005                                   417
                                                             ---------
             Total West Coast Losses                         $ 14,905
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

                                       Amount
                                   (in thousands)    Life (in years)
                                   --------------    ---------------
Software                               $ 2,434              5
Non Compete Agreements                     130              3
Tradename                                  60              15
                                       --------
                                       $ 2,624
                                       ========

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

Research and development expenses were $8.7 million for the year ended December 31, 2005, an increase of $0.9 million or 12.0% from $7.8 million for the same period of 2004. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During 2005 Public Safety and Justice started investing in its next generation of products and expended $884 thousand for this project, and is expected to spend $2.5 million and $1.0 million in 2006 and 2007, respectively.

Interest expense was $3.1 million for the year ended December 31, 2005, a decrease of $0.2 million or 7.1% from $3.3 million for the same period of 2004. The following table compares the weighted average of the Company's twelve months ended December 31, 2005 and 2004 interest bearing borrowings, in thousands, and the related rates charged thereon:

                                 Monthly Weighted        Monthly Weighted
                                  Average - 2005          Average - 2004
                                   Amount    Rate          Amount    Rate
                                 ---------  ------       ---------  ------
Bank borrowings                  $      -      -%        $    617    4.2%
Industrial revenue bonds         $  3,722    3.7%        $  4,162    3.1%
Subordinated borrowings          $ 40,250    6.2%        $ 40,250    6.2%
Swap hedge agreement             $  1,015    1.4%        $  3,721    3.6%

In addition the Company recorded the following non-cash interest expense, in thousands:

Amortization and write-off
 of deferred financing charges   $    283                $    600

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

As of December 31, 2006, the Company had working capital of $31.0 million compared with $35.3 million as of December 31, 2005.

Net cash provided by operating activities was $6.3 million during the year ended December 31, 2006 versus $3.6 million used in operating activities during the year ended December 31, 2005. The largest component of cash provided by operating activities was a decrease in accounts receivable of $14.2 million, which was partially offset by a decrease in accounts payable and accrued liabilities of $8.9 million.

Net cash  used in  investing  activities  was $0.3  million  for the year  ended
December 31, 2006 compared to net cash provided of $6.5 million in the year ended December 31, 2005. In the year ended December 31, 2006, the net of marketable securities bought and redeemed was an increase of cash of $2.5 million. In the year ended December 31, 2005 the net redemption of marketable securities was $8.0 million.

Net cash used in financing activities amounted to $5.2 million for the year ended December 31, 2006 compared with net cash used in financing activities of $1.1 million in the year ended December 31, 2005.

The following table summarizes contractual obligations consisting of total notes payable, related interest, non-cancelable operating lease obligations and purchase obligations of the Company as of December 31, 2006 and the payments due by period, in thousands.

                             Interest on  Non-Cancelable
                    Notes    Contractual     Operating     Purchase
                   Payable   Obligations      Leases      Obligations
                  ---------  -----------  --------------  -----------
 December 31:
     2007         $    440    $  2,632       $  3,203       $ 8,363
     2008              440       2,614          2,670             -
     2009              440       2,596          2,179             -
     2010              440       2,578          1,747             -
     2011           40,690         147          1,356             -
 Thereafter            925         376            381             -
                  ---------   ---------      ---------      --------
 Totals           $ 43,375    $ 10,943       $ 11,536       $ 8,363
                  =========   =========      =========      ========

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

On November 21, 2006, CompuDyne Corporation ("CompuDyne") and William Blair Mezzanine Capital Fund II, L.P. ("Blair") entered into a Release and Settlement Agreement with Friedman, Billings, Ramsey Group, Inc. ("FBR"), by which FBR agreed to pay $4.5 million to CompuDyne and Blair, CompuDyne and Blair agreed to release FBR, and FBR agreed to release CompuDyne and Blair, from any and all causes of action arising out of or relating to, among other things, an offering of CompuDyne common stock in 2001 for which FBR acted as lead underwriter and financial advisor. Blair is former shareholder of CompuDyne which also sold shares in the 2001 offering. After legal and other expenses and payment of Blair's share of the settlement, the net amount recorded by CompuDyne was approximately $2.7 million which is recorded in additional paid-in capital.

On December 19, 2005, the Company and its bank entered into a Second Amended and Restated Revolving Credit and Security Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the Company's Amended and Restated Credit Agreement dated March 31, 2004.

In connection with the execution of the Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventories, investment property, real property and a security interest in subsidiary stock. The Credit Agreement allows the Company to obtain revolving advances in a principle amount of up to $20 million. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventories, fixed assets, real property, and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Credit Agreement is limited to $18 million. The Credit Agreement matures on December 18, 2008.

Revolving advances under the Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two percent. For letters of credit, the Company pays an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50 thousand in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20 million exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1 thousand per month and a collateral evaluation fee as required.

The Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5 million. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. The Company was in compliance with this ratio during the applicable period in 2006.

On July 14, 2006, the Company and its banks entered into a First Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "First Amendment"). The First Amendment amended the Credit Agreement to (i) modify the borrowing base, (ii) permit any Borrower to guaranty certain indebtedness of any other Borrower, (iii) increase the maximum limit of rental payments for non-capitalized leases from $3 million to $4 million per fiscal year, (iv) permit the Company, subject to certain conditions, to repurchase or redeem up to $2.0 million of the Company's 6.25% Convertible Subordinated Notes due January 15, 2011 and (v) consent to an acquisition by a newly formed indirect subsidiary of the Company pursuant to an asset purchase transaction.

On December 5, 2006, the Company and its banks entered into a Second Amendment to Second Amended and Restated Revolving Credit Security Agreement (the "Second Amendment"). The Second Amendment amended the Credit Agreement to reduce the interest rate being charged on Eurodollar loans and the letter of credit fee by 0.5%.

On March 28, 2007, the Company and its banks entered into a Third Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Third Amendment"). The Third Amendment amended the Credit Agreement by (i) amending the definition of EBITDA to exclude from the calculation of EBITDA any non-cash impairment charges against goodwill and other intangible assets incurred by the Company's subsidiary, Tiburon, Inc., during the fiscal quarter ended December 31, 2006, (ii) increasing the aggregate maximum permissible amount of capital expenditures in any fiscal year to $2.5 million; (iii) permitting the Company, subject to certain conditions, to purchase or redeem up to $8 million of the Company's 6.25% Convertible Subordinated Notes due January 15, 2011, (iv) permitting the Company to deliver its audited financials for the fiscal year ended December 31, 2006 by no later than April 30, 2007 and (v) permitting the Company's annual projected operating budget and cash flow projections be broken down on a quarterly basis versus a monthly basis.

The Company's total outstanding borrowings at December 31, 2006 amounted to approximately $43.4 million, less broker's discounts in the amount of $0.8 million. The 2011 Notes accounted for $39.5 million, net of broker's discounts, of these borrowings. The remaining amount of $3.1 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.1 million and $2.0 million. The average interest rate charged to the Company at December 31, 2006 for its industrial revenue bonds was 4.1%. The variable interest rate for these borrowings fluctuated between 3.1% and 4.2% during the year ended December 31, 2006 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

At December 31, 2006 the Company had $16.8 million of unused availability under the Second Restated Credit Agreement, subject to the availability of collateral under its line of credit.

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

The Company recorded significant losses in fiscal 2004, 2005, and 2006. We recognize that sustaining profitability is a critical objective which the Company must attain. The Company continued to have a significant amount of cash and marketable securities on its balance sheet at December 31, 2006, however, the Company must sustain its profitability prior to depleting its current cash and marketable securities.

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

Off-Balance Sheet Arrangements

Other than the Company's letters of credit, which amounted to $3.2 million at December 31, 2006, the Company has no other material off balance sheet liabilities.

Additional Considerations

Bid Bonds and Payment and Performance Bonds
In the conduct of our business we are often required by our customers to obtain payment and/or performance bonds. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 60% of ISS' revenue has come from jobs where payment and performance bonds are required and for PS&J, 19% of its revenue has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to obtain the bonding needed to secure certain of its projects. As of December 31, 2006, the Company was required to provide collateral to its primary bonding company which it did by placing cash, invested in a money market mutual fund, as collateral in the amount of $7.5 million. If we are unable to obtain such bonds for any reason, or if the terms, particularly collateral requirements, of the bonds are not within our financial means, it would significantly diminish our ability to secure new contracts, and consequently our financial performance and results of operations may be materially adversely affected.

Cost Containment
Due to current economic conditions, the Company's losses in 2004, 2005 and 2006, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of significant selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's backlog amounted to $117.3 million at December 31, 2006. This was a decrease of 20.8% from the Company's December 31, 2005 backlog of $148.1 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                      December 31,      December 31,
                                          2006              2005
                                      ------------      ------------
    Institutional Security Systems    $    64,687       $    58,128
    Attack Protection                       5,686            28,802
    Integrated Electronic Systems           7,902             7,503
    Public Safety and Justice              39,067            53,705
                                      ------------      ------------
        Total                         $   117,342       $   148,138
                                      ============      ============

The decline in backlog could lead to a potential decline in future quarterly revenues.

Included in the backlog of the ISS, AP and PS&J segments at December 31, 2006 is $19.6 million, $2.1 million and $3.7 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

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

Critical Accounting Policies and Estimates

Percentage of Completion  Accounting and Revenue Recognition.  A majority of the
Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including total revenue, cost of goods sold, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred. Revenues from these contracts are classified as contract revenues earned on the statement of operations.

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They may be initiated by either us as the contactor, or by the customer, and include changes in specifications or design, method or manner of performance, facilities, equipment, materials, site, and period for completion of the work.

Change orders approved by the customer and us regarding both scope and price are reflected as an adjustment to the revenue and costs of the contract. Costs attributable to unpriced change orders are treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. When it is probable that the costs will be recovered through a change in the contract price, the costs are deferred until the parties have agreed on the change in contract price. Change orders that are in dispute or are unapproved in regard to both scope and price, are evaluated as claims. Customer termination of contracts result in the Company's ceasing of any further revenue recognition and any existing assets at that date are evaluated for collectibility under the contractual terms.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $13.3 million and $4.0 million, respectively, and intangible assets subject to amortization totaled approximately $3.5 million, net, at December 31, 2006. The Company cannot predict the occurrence of events that might adversely affect these values.

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

Market Risk
On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at December 31, 2006 is approximately $3.1 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, in the event interest rates increase dramatically the increase in interest expense to the Company could be material to the results of operations of the Company.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation. The Company does not have any such plans.

In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation.

In June 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt during our fiscal year ending December 31, 2007. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of December 31, 2006. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at December 31, 2006.

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

                 Financial Instruments by Expected Maturity Date

Notes Payable      Variable                           Fixed
 Year Ending       Rate ($)    Average Variable      Rate ($)      Average Fixed
 December 31   (in thousands)   Interest Rate     (in thousands)   Interest Rate
-------------  --------------   -------------     --------------   -------------
 2007              $   440           4.05%          $      -              -
 2008                  440           4.05%                 -              -
 2009                  440           4.05%                 -              -
 2010                  440           4.05%                                -
 2011                  440           4.05%            40,250            6.25%
 Thereafter            925           4.05%                 -              -
                   --------                         ---------
 Total             $ 3,125           4.05%          $ 40,250            6.25%
 Fair Value        $ 3,125                          $ 36,024            9.89%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Corporation and its subsidiaries are included herein as indicated below:
     Report of Independent Registered Public Accounting Firm - Aronson & Company Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
     Consolidated Balance Sheets at December 31, 2006 and 2005
     Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2006, 2005 and 2004
     Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
CompuDyne Corporation
Annapolis, Maryland


We have audited the accompanying Consolidated Balance Sheets of CompuDyne Corporation and Subsidiaries as of December 31, 2006 and 2005 and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years then ended. Our audit also included the financial statement schedules for the years ended December 31, 2006 and 2005, listed in the index at Item 15a(2). These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuDyne Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share Based Payment.

Aronson & Company
Rockville, Maryland
April 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CompuDyne Corporation
Annapolis, Maryland


In our opinion, the consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of CompuDyne Corporation and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Baltimore, Maryland
March 31, 2005

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31,   December 31,
                                                         2006           2005
                                     ASSETS          ------------   ------------
                                                        (dollars in thousands)
Current Assets
  Cash and cash equivalents                          $     7,740    $     6,938
  Marketable securities                                    8,687         11,429
  Accounts receivable, net                                25,534         39,625
  Contract costs in excess of billings                    12,031         13,764
  Inventories                                              5,577          6,195
  Prepaid expenses and other                               4,595          2,809
                                                     ------------   ------------
     Total Current Assets                                 64,164         80,760

Cash equivalents pledged                                   7,500              -
Property, plant and equipment, net                         9,630          9,962
Goodwill                                                  13,274         26,846
Other intangible assets, net                               7,428          8,221
Other                                                      1,954            903
                                                     ------------   ------------
     Total Assets                                    $   103,950    $   126,692
                                                     ============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued liabilities           $    14,155    $    23,030
  Billings in excess of contract costs incurred            9,221         13,847
  Deferred revenue                                         9,305          8,094
  Current portion of notes payable                           440            440
                                                     ------------   ------------
     Total Current Liabilities                            33,121         45,411

Notes payable                                              2,685          3,125
Convertible subordinated notes payable, net               39,492         39,305
Deferred tax liabilities                                   1,425          2,060
Other                                                        388            369
                                                     ------------   ------------
     Total Liabilities                                    77,111         90,270
                                                     ------------   ------------

Commitments and Contingencies

Shareholders' Equity
  Preferred stock, 2,000,000 shares authorized and
   unissued                                                    -              -
  Common stock, par value $.75 per share:
   50,000,000 shares authorized at December 31,
   2006 and December 31, 2005; 9,293,637 and
   8,950,356 shares issued at December 31, 2006
   and December 31, 2005, respectively                     6,970          6,712
  Additional paid-in-capital                              50,034         44,388
  Accumulated deficit                                    (23,956)        (8,963)
  Accumulated other comprehensive loss                      (331)           (39)
  Treasury stock, at cost; 862,922 and 831,777
   shares at December 31, 2006 and December 31,
   2005, respectively.                                    (5,878)        (5,676)
                                                     ------------   ------------
     Total Shareholders' Equity                           26,839         36,422
                                                     ------------   ------------
     Total Liabilities and Shareholders' Equity      $   103,950    $   126,692
                                                     ============   ============


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                  2006       2005         2004
                                                ---------  ---------   ---------
                                                   (in thousands, except per
                                                           share data)
Revenues:
  Contract revenues earned                      $ 76,366   $ 89,454    $ 95,343
  Maintenance revenues                            26,674     21,826      19,556
  Other revenues                                  44,422     30,370      27,883
                                                ---------  ---------   ---------
    Total revenues                               147,462    141,650     142,782

Cost of  Sales                                    99,595     99,111     105,104
                                                ---------  ---------   ---------


Gross profit                                      47,867     42,539      37,678

Selling, general and administrative expenses      38,261     40,567      36,219
Research and development                           7,294      8,685       7,755
Impairment of goodwill and other intangibles      16,141          -       1,826
                                                ---------  ---------   ---------
Loss from operations                             (13,829)    (6,713)     (8,122)
                                                ---------  ---------   ---------

Other expense (income)
  Interest expense                                 3,268      3,065       3,298
  Interest income                                 (1,163)      (832)     (1,009)
  Other (income) expense                            (209)       (40)         19
                                                ---------  ---------   ---------
    Total other expense                            1,896      2,193       2,308
                                                ---------  ---------   ---------

Loss before income taxes                         (15,725)    (8,906)    (10,430)
Income taxes benefit                                (732)      (215)     (2,232)
                                                ---------  ---------   ---------
Net loss                                        $(14,993)  $ (8,691)   $ (8,198)
                                                =========  =========   =========

Earnings (loss) per share:
-------------------------
Basic loss per common share                     $ (1.82)   $  (1.07)   $  (1.01)
                                                =========  =========   =========

Weighted average number of common
 shares outstanding                                8,256      8,129       8,136
                                                =========  =========   =========

Diluted loss per common share                   $  (1.82)  $  (1.07)   $  (1.01)
                                                =========  =========   =========

Weighted average number of common
 shares and equivalents                            8,256      8,129       8,136
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

                                                        COMPUDYNE CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                        (in thousands)

                                                                              Accumulated
                                                      Additional   Retained      Other
                                     Common Stock      Paid-in     Earnings  Comprehensive  Treasury Stock
                                   Shares    Amount    Capital    (Deficit)   Income(Loss) Shares   Amount      Total
                                   -----------------  ----------  ----------  ----------- -------- ---------  ----------
Balance at December 31, 2003        8,568   $ 6,426   $  42,755   $   7,926   $      (93)     595  $ (4,087)  $  52,927

Common stock issued in
 connection with acquisition           72        54         585                                                     639
Stock options exercised               304       227       1,028                                                   1,255
Purchase of treasury shares                                                                   126      (899)       (899)
                                   -------------------------------------------------------------------------------------
  Subtotal                          8,944     6,707      44,368       7,926          (93)     721    (4,986)     53,922
Comprehensive income:
  Net loss                                                           (8,198)                                     (8,198)
Other comprehensive
 income, net of tax:
  Gain on interest rate swap
   agreement                                                                          93                             93
  Unrealized gain on available for
   sale marketable securities                                                         14                             14
                                                                                                              ----------
Comprehensive loss                                                                                               (8,091)
                                   -------------------------------------------------------------------------------------
Balance at December 31, 2004        8,944     6,707      44,368        (272)          14      721    (4,986)     45,831

Stock options exercised                 6         5          20                                                      25
Purchase of treasury shares                                                                   111      (690)       (690)
                                   -------------------------------------------------------------------------------------
  Subtotal                          8,950     6,712      44,388        (272)          14      832    (5,676)     45,166
Comprehensive income:
  Net loss                                                           (8,691)                                     (8,691)
Other comprehensive
 loss, net of tax:
  Unrealized loss on available for
   sale marketable securities                                                        (53)                           (53)
                                                                                                              ----------
Comprehensive loss                                                                                               (8,744)
                                   -------------------------------------------------------------------------------------
Balance at December 31, 2005        8,950     6,712      44,388      (8,963)         (39)     832    (5,676)     36,422

Common stock issued in
 connection with acquisition          308       231       1,630                                                   1,861
Settlement of prior year
 equity transaction                                       2,723                                                   2,723
Warrants exercised in cashless
 exercise                              35        26         176                                31      (202)          -
Stock options exercised                 1         1           4                                                       5
Stock-based compensation                                  1,113                                                   1,113
                                   -------------------------------------------------------------------------------------
Subtotal                            9,294     6,970      50,034      (8,963)         (39)     863    (5,878)     42,124
Comprehensive income:
  Net loss                                                          (14,993)                                    (14,993)
Other comprehensive loss, net of
 tax:
  Unrealized loss on available for
   sale marketable securities                                                       (292)                          (292)
                                                                                                              ----------
Comprehensive loss                                                                                              (15,285)
                                   -------------------------------------------------------------------------------------
Balance at December 31, 2006        9,294   $ 6,970   $  50,034   $ (23,956)  $     (331)     863  $ (5,878)  $  26,839
                                   =======  ========  ==========  ==========  =========== ======== =========  ==========


   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                          2006         2005         2004
                                                                        ---------   ---------   ---------
                                                                                  (in thousands)
Cash flows from operating activities:
Net (loss)                                                              $(14,993)   $ (8,691)   $ (8,198)

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operations:
        Depreciation and amortization                                      3,167       3,393       2,921
        Stock-based compensation expense                                   1,113          --          --
        Deferred income tax benefit                                         (635)        (12)       (219)
        (Gain) loss from disposition of property, plant and equipment         --          (5)          2
        Impairment of goodwill and other intangibles                      16,141          --       1,826
        Amortization of debt discount                                        187         187         176
        Amortization of discounts of marketable securities                    (3)         11         (18)
        Unrealized loss on interest rate swap                                 --          --          21

Changes in assets and liabilities:
        Accounts receivable                                               14,177      (5,244)      7,507
        Contract costs in excess of billings                               1,733       2,323       1,481
        Inventories                                                          749      (1,028)      1,539
        Prepaid expenses and other current assets                         (1,802)      3,018      (3,160)
        Other assets                                                      (1,050)       (190)        191
        Accounts payable and accrued liabilities                          (8,914)        885         616
        Billings in excess of contract costs incurred                     (4,626)        350         (54)
        Deferred revenue                                                   1,211       1,606         (38)
        Other liabilities                                                   (116)       (230)        (66)
                                                                        --------    --------    --------
Net cash flows provided by (used in) operating activities                  6,339      (3,627)      4,527
                                                                        --------    --------    --------

Cash flows from investing activities:
        Purchase of marketable securities                                 (6,938)    (14,610)    (42,361)
        Redemption of marketable securities                                9,410      22,660      22,824
        Additions to property, plant and equipment                        (1,852)     (1,252)     (1,784)
        Proceeds from sale of property, plant and equipment                   --           7           4
        Cash acquired from acquisition                                        --         363          --
        Net payment for acquisitions                                        (945)       (696)     (5,526)
                                                                        --------    --------    --------
Net cash flows (used in) provided by investing activities                   (325)      6,472     (26,843)
                                                                        --------    --------    --------

Cash flows from financing activities:
        Stock options exercised                                                5          25       1,255
        Purchase of treasury stock                                            --        (690)       (899)
        Restricted cash equivalents pledged to surety company             (7,500)         --          --
        Settlement of prior year equity transaction                        2,723          --          --
        Repayment of bank notes and lines of credit                         (440)       (440)    (13,653)
        Borrowings of convertible subordinated notes payable                  --          --      38,942
                                                                        --------    --------    --------
Net cash flows (used in) provided by financing activities                 (5,212)     (1,105)     25,645
                                                                        --------    --------    --------

Net change in cash and cash equivalents                                      802       1,740       3,329
Cash and cash equivalents at the beginning of the year                     6,938       5,198       1,869
                                                                        --------    --------    --------
Cash and cash equivalents at the end of the year                        $  7,740    $  6,938    $  5,198
                                                                        ========    ========    ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
        Interest                                                        $  2,906    $  2,690    $  1,573
        Income taxes, net of refunds                                    $     59    $     88    $    771
  Common stock issued in connection with acquisition                    $  1,861    $     --    $    639
  Warrants exercised                                                    $    202    $     --    $     --
  Treasury stock received with cashless exercise of warrants            $   (202)   $      -    $      -


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

The Integrated Electronic Systems segment provides the United States military, governmental agencies and state and local units with specialty engineering and security services, often of a classified nature. Their products include Signals Intelligence+ (SigInt) Systems: Signal gathering and analysis products and systems used for field-based collecting and monitoring, providing the U.S. intelligence community and U.S. allies with real time intelligence for strategic and tactical decision making.

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

Principles of Consolidation
The  consolidated   financial  statements  include  the  accounts  of  CompuDyne
Corporation and its subsidiaries (collectively "CompuDyne" or the "Company").

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

Goodwill
Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The Company elected to perform these annual assessements as of October 1 of each year. SFAS 142 requires the Company to conduct impairment assessments annually or when events indicate a triggering event has occurred. During the fourth quarter of 2004, the Company concluded that the continuing decline in the backlog in its ISS segment constituted a triggering event. The Company performed its interim impairment test of the reporting unit as of December 31, 2004 and based on its valuation concluded it was necessary to write off the value of the segment's goodwill in the amount of $739 thousand. This write-off is included in impairment of goodwill and other intangibles in the 2004 statement of operations. During the fourth quarter of 2006, the Company concluded that an impairment occurred in its Public Safety and Justice segment. The Company performed its interim impairment test of the reporting unit as of December 31, 2006 and based on its valuation concluded it was necessary to write down a portion of the value of the segment's goodwill in the amount of $14.4 million and $1.7 million of other intangible assets. This write-down is included in impairment of goodwill and other intangibles in the 2006 statement of operations. As of October 1 and December 31, 2006, there were no other impairments of goodwill or other intangibles. These valuations are performed by the Company with the assistance of an independent national valuation firm which considers market valuations, discounted cash flows and other factors when preparing the valuations.

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

Income Taxes
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent years losses there is uncertainty as to whether it is more likely than not that these assets will be realized.

Comprehensive Income (Loss)
The following table shows the components of comprehensive (loss), net of income taxes, for the years ended December 31, 2006 and 2005, in thousands.
                                                               For the Year
                                                             Ended December 31,
                                                            2006          2005
                                                          ---------    ---------

Net loss                                                  $(14,993)    $ (8,691)
Unrealized loss on available-for-sale securities              (292)         (53)
                                                          --------     --------
Comprehensive loss                                        $(15,285)    $ (8,744)
                                                          ========     ========

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

The primary purpose of accelerating the vesting of these options was to eliminate the recognition of non-cash compensation expense associated with these options that the Company would have been required to recognize in its future consolidated statements of operations upon its adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R generally requires that the fair value of all share-based payments to employees, including stock option awards, be recognized as compensation expense in the Company's statements of operations. The Company was required to adopt the expense recognition provisions of SFAS 123R effective January 1, 2006.

The fair value of the Company's stock-based option awards to employees was estimated using the Black-Scholes model assuming no expected dividends and the following weighted-average assumptions:

                                               For the Year Ended December 31,
                                              2006          2005          2004
                                              ----          ----          ----
        Expected life in years                6.5           4.8           5.4
        Risk-free interest rate               4.9%          4.0%          3.4%
        Expected volatility                  77.4%         81.5%         75.3%
        Annual forfeiture rate                4.4%           --            --
        Dividend yield                         --            --            --

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

For the years ended December 31, 2005 and December 31, 2004, we applied the intrinsic value based method of accounting for stock options prescribed by APB No. 25. Accordingly, no compensation expense was recognized for these stock options since all options granted had an exercise price equal to the market value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148, our results of operations would have been reduced to the following pro forma amounts as follows, in thousands:


                                                     For the Year Ended    For the Year Ended
                                                     December 31, 2005     December 31, 2004
                                                     ------------------    ------------------

         Net loss as reported                        $           (8,691)   $           (8,198)
         Deduct:  pro forma stock based employee
            compensation expense, net of tax                      2,678                 1,040
                                                     ------------------    ------------------
         Pro forma net loss                          $          (11,369)   $           (9,238)
                                                     ==================    ==================

         Earnings per common share:
             Basic - as reported                     $            (1.07)   $            (1.01)
             Basic - pro forma                       $            (1.40)   $            (1.14)

             Diluted - as reported                   $            (1.07)   $            (1.01)
             Diluted - pro forma                     $            (1.40)   $            (1.14)


Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures.

Corporate Reorganization
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and to help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Federal Security Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of the escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

Other Recently Issued Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation as the Company does not have any such plans.

In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation.

In June 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. FIN 48 describes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt during our fiscal year ending December 31, 2007. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial position or results of operation.

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

Stock options and warrants to purchase 1,273,600, 1,257,133 and 729,800 shares for the years ended December 31, 2006, 2005 and 2004 respectively, were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the years ended December 31, 2006, 2005 and 2004 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:


                                                        Year Ended December 31,
                                                   --------------------------------
                                                     2006        2005        2004
                                                   --------    --------    --------
                                                 (in thousands, except per share data)
Net loss                                           $(14,993)   $ (8,691)   $ (8,198)
                                                   ========    ========    ========

Weighted average common shares outstanding            8,256       8,129       8,136
Effect of dilutive stock options and warrants            --          --          --
                                                   --------    --------    --------

Diluted weighted average number of common shares
outstanding                                           8,256       8,129       8,136
                                                   ========    ========    ========

Net loss per common share
Basic                                              $  (1.82)   $  (1.07)   $  (1.01)
Diluted                                            $  (1.82)   $  (1.07)   $  (1.01)


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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the years ended December 31, 2006, 2005 and 2004. Accordingly, no undistributed earnings have been allocated to the 2011 Notes.
The 2011 Notes provide that "if the portion of the cash so distributed applicable to one share of Common Stock is equal to or greater than the Current Market Price on the Record Date [of the dividend declared], in lieu of the foregoing adjustment [to the conversion price], adequate provision shall be made so that each Noteholder shall have the right to receive upon conversion the amount of cash such holder would have received had such holder converted each Note on the Record Date." Under EITF 03-06, the assessment as to whether the contingency criteria have been met must be made each reporting period. This determination is made without regard to the participation rights of the convertible notes. Under the consensus reached for Issue 3 of EITF 03-06, the criteria could be met even if the dividend were not declared. The consensus also permits consideration of avoiding allocation to the participating securities in certain events. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 2006 and December 31, 2005 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts or amortization of premiums from the date of purchase to maturity. The accretion and amortization is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities are summarized, in thousands, as follows:


                                                  December 31, 2006                      December 31, 2005
                                          ------------------------------------   ------------------------------------
                                                    Gross Unrealized                       Gross Unrealized
                                                    ----------------    Fair               ----------------   Fair
                                           Cost     Gains    Losses     Value     Cost     Gains    Losses    Value
                                          -------   ------   -------   -------   -------   ------   -------   -------
Collateralized mortgage
  obligations (CMO's) consisting
  of securities issued by
  Fannie Mae and Freddie Mac              $ 9,026   $   --   $   339   $ 8,687   $11,494   $   --   $    65   $11,429


The cost and estimated fair value of current marketable securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                    Estimated
                                                       Cost         Fair Value
                                                   ------------    -----------
                                                          (in thousands)
        Due within one year                          $1,735           $1,732
        Due after one year and beyond                $7,291           $6,955
                                                     ------           ------
        Total debt securities                        $9,026           $8,687
                                                     ======           ======

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006, in thousands:


                                   Less Than 12 Months        12 Months or Greater             Total
                                 -----------------------    -----------------------   -----------------------
                                   Fair       Unrealized      Fair       Unrealized     Fair       Unrealized
                                   Value       (Gains)        Value        Losses       Value        Losses
                                 ----------   ----------    ----------   ----------   ----------   ----------

Federal agency mortgage-backed
 securities                      $    3,252   $       (2)   $    5,435   $      341   $    8,687   $      339
                                 ==========   ==========    ==========   ==========   ==========   ==========


The unrealized losses on the Company's investments in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased these investments at a discount of or at their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until their expected redemption at full principal value, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

4.   ACCOUNTS RECEIVABLE

Accounts receivable consist of the following, in thousands:

                                                              December 31,
                                                       ------------------------
                                                         2006            2005
                                                       --------        --------
         U.S. Government Contracts
              Billed                                   $  2,279        $  1,926
              Unbilled                                      369             424
                                                       --------        --------
                                                          2,648           2,350
                                                       --------        --------
         Commercial
              Billed                                     20,713          33,954
              Retainage                                   4,291           5,642
                                                       --------        --------
                                                         25,004          39,596
                                                       --------        --------
         Total accounts receivable                       27,652          41,946
         Less: allowance for doubtful accounts           (2,118)         (2,321)
                                                       --------        --------
         Accounts receivable, net                      $ 25,534        $ 39,625
                                                       ========        ========

The Company expects to collect substantially all receivables within one year except for a portion of the receivables recorded as retainage. Retainage expected to be collected in over one year amounts to $0.5 million, or 12.5% of the total retainage amount at December 31, 2006, and is reflected as a current asset as it will be collected within the operating cycle under the related contract. Substantially all of the U.S. Government billed receivables result from cost reimbursable or time-and-material contracts. Direct sales to the U.S. Government for the years ended December 31, 2006, 2005 and 2004 were approximately $16.4 million, $9.4 million and $9.9 million, respectively, or 11.1%, 6.7%, and 7.0% of the Company's total revenue for the respective years. The sales to the U.S. Government were in the Institutional Security Systems, Attack Protection and Integrated Electronic Systems segments. No single customer accounted for greater than 10% of the Company's net sales. Contract costs for services provided to the U.S. Government, including indirect expenses, are subject to audit by the Defense Contract Audit Agency ("DCAA"). All contract revenues are recorded in amounts expected to be realized upon final settlement. In the opinion of management, adequate provisions have been made for adjustments, if any, that may result from the government audits. The Company received final approval on its indirect costs billed to the U. S. Government for 2002 from DCAA in May 2006 and final approval on its indirect costs billed to the U.S. Government for 2003 from DCAA in June 2006. No significant payments or billings were made as a result of the approval of the 2002 and 2003 rates. The years 2004, 2005 and 2006 are still open and subject to audit. The Company does not expect the audit of these years to have a material effect on its financial position or results of operations.

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


                                                                     December 31,
                                                                ----------------------
                                                                  2006          2005
                                                                ---------    ---------
                                                                    (in thousands)
        Costs and estimated earnings on uncompleted contracts   $ 283,891    $ 277,048
        Less customer progress payments                           290,386      285,225
                                                                ---------    ---------
                                                                $  (6,495)   $  (8,177)
                                                                =========    =========
        Included in the consolidated balance sheets:
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                              $  12,031    $  13,764
        Billings in excess of contract costs and estimated
          on uncompleted contracts                                 (9,221)     (13,847)
        Deferred revenue                                           (9,305)      (8,094)
                                                                ---------    ---------
                                                                $  (6,495)   $  (8,177)
                                                                =========    =========



6.   INVENTORIES

Inventories consist of the following, in thousands:


                                                                     December 31,
                                                                ----------------------
                                                                  2006          2005
                                                                ---------    ---------
        Raw materials                                           $   3,645    $   3,984
        Work in progress                                            2,575        3,342
        Finished goods                                                274          240
                                                                ---------    ---------
        Total inventories                                           6,494        7,566
              Less: Reserve for excess and obsolete inventory        (917)      (1,371)
                                                                ---------    ---------
        Inventories, net                                        $   5,577    $   6,195
                                                                =========    =========


7.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following, in thousands:


                                                                                         Estimated
                                                                     December 31,         Useful
                                                               ----------------------      Life
                                                                 2006          2005      In Years
                                                               ---------    ---------    ---------
        Land                                                   $     435    $     435
        Buildings and leasehold improvements                       4,924        4,889         7-39
        Machinery and equipment                                    7,518        7,170         3-10
        Furniture and fixtures                                     1,456        1,238         3-10
        Automobiles                                                  309          396          3-7
        Software                                                   9,408        8,734          3-7
        Construction in progress                                   1,289          966
                                                               ---------    ---------
                                                                  25,339       23,828
             Less: accumulated depreciation and amortization     (15,709)     (13,866)
                                                               ---------    ---------
                                                               $   9,630    $   9,962
                                                               =========    =========


The Company acquired software as a result of its purchase of the assets of Signami in 2006, and 90 Degrees and Copperfire in 2005 of $0.6 million, $2.2 million and $0.2 million, respectively.

Depreciation and amortization expense on property, plant and equipment for the years ended December 31, 2006, 2005, and 2004 was $2.8 million, $3.1 million and $2.6 million, respectively.

8.   GOODWILL

The December 31, 2006 consolidated financial statements also include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Signami on July 20, 2006. Goodwill recorded for the Signami asset acquisition was approximately $0.8 million at December 31, 2006.

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. During the fourth quarter of 2006, the Company concluded that an impairment occurred in its Public Safety and Justice segment. The Company performed its interim impairment test of the reporting unit as of October 1, 2006 and based on its valuation concluded it was necessary to write down the value of the segment's goodwill in the amount of $14.4 million. This write-down is included in impairment of goodwill and other intangibles in the 2006 statement of operations. The Company cannot predict the occurrence of events that might adversely affect the reported value of the remaining goodwill of approximately $13.3 million at December 31, 2006. This valuation was performed by the Company with the assistance of an independent national valuation firm which considered market valuations, discounted cash flows and other factors when preparing the valuations.

Goodwill, by segment, consists of the following, in thousands:


                                                  Integrated    Public
                                       Attack     Electronic    Safety &
                                     Protection    Systems      Justice         Total
                                     ----------   ----------   ----------    ----------

December 31, 2004                    $      728   $       --   $   25,166    $   25,894
Addition from 2005 acquisitions              --           --          952           952
                                     ----------   ----------   ----------    ----------
December 31, 2005                           728           --       26,118        26,846
Addition from 2006 acquisition               --          829           --           829
Impairment charge                            --           --      (14,401)      (14,401)
                                     ----------   ----------   ----------    ----------
December 31, 2006                    $      728   $      829   $   11,717    $   13,274
                                     ==========   ==========   ==========    ==========


9.    OTHER INTANGIBLE ASSETS

The December 31, 2006 consolidated financial statements include the fair market value of the assets acquired and liabilities assumed and the related allocations of the purchase price related to the acquisition of the assets of Signami on July 20, 2006. Other intangible assets for the Signami asset acquisition are approximately $1.2 million at December 31, 2006.

The Company reviews the carrying value of intangible assets when circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. During the fourth quarter of 2006 the Company concluded that an impairment had occurred in its Public Safety and Justice segment. The Company performed its impairment test of intangible assets as of October 1, 2006 and based on its valuation concluded it was necessary to write down the value of the intangible assets in the amount of $1.7 million. This write-down is included in impairment of goodwill and other intangibles in the 2006 statement of operations. The Company cannot predict the occurrence of events that might adversely affect the reported value of the remaining intangible assets of approximately $7.4 million at December 31, 2006. This valuation was performed by the Company with the assistance of an independent national valuation firm which considered excess earnings method, the relief from royalty method and discounted earnings method when preparing the valuations.

The weighted average life for purposes of amortization of identified intangible assets acquired in 2006 amounting to $1.2 million was six years.

Other intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002. Other intangibles include trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment in 1998 and other recent acquisitions. With the exception of the trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method. Other intangible assets consist of the following, in thousands:


                               December 31,    December 31,    Amortizable
                                   2006            2005           Lives
                               ------------    ------------    ------------
Cost                                                            (in years)
  Trade names                  $      3,952    $      5,632     Indefinite
  Customer relationships              3,280           2,500        7-14
  Other                               1,715           1,255        2-20
                               ------------    ------------
                                      8,947           9,387
                               ------------    ------------

Accumulated amortization
  Customer relationships               (883)           (655)
  Other                                (636)           (511)
                               ------------    ------------
                                     (1,519)         (1,166)
                               ------------    ------------

Other intangible assets, net   $      7,428    $      8,221
                               ============    ============

Amortization expense for the Company's intangible assets for the years ended December 31, 2006, 2005 and 2004 was $353 thousand, $309 thousand and $358 thousand respectively. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                   Year
                   ----
                   2007                         $ 459
                   2008                           447
                   2009                           447
                   2010                           432
                   2011                           390
                   Thereafter                   1,300
                                                -----
                   Total                       $3,475
                                               ======

10.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following, in thousands:

                                                       December 31,
                                                   ---------------------
                                                    2006          2005
                                                   -------       -------

        Accounts payable                           $ 7,321       $15,461
        Accrued payroll costs                        3,011         3,558
        Income taxes payable                            32           206
        Other accrued expenses                       3,791         3,805
                                                   -------       -------
                                                   $14,155       $23,030
                                                   =======       =======

11.  NOTES PAYABLE AND LINE OF CREDIT


                                                                                   December 31,      December 31,
                                                                                       2006              2005
                                                                                   ------------      ------------
                                                                                           (in thousands)
Industrial  revenue bond,  interest payable monthly at a variable rate of 3.14 %
to  4.19 %  (4.16  % at  December  31,  2006)  principal  payable  in  quarterly installments of $35,000. The bond is fully collateralized
by a $1.1 million letter of credit and a bond guarantee agreement.                 $      1,120      $      1,260

Industrial revenue bond, interest payable monthly at a variable rate of 3.07 % to 4.11 % (4.05 % at December 31, 2006) principal payable in annual installments of $300,000 until 2013 when the annual installments become $100,000.  The bond is fully collateralized by
a $2.0 million letter of credit and a bond guarantee agreement.                           2,005             2,305

6.25%  Convertible  Subordinated  Notes due  January  15,  2011.  The notes bear interest  at  a  rate  of  6.25%  per  annum,  payable  semi-annually,  and  are convertible  into  shares of common  stock at a  conversion  price of $13.89 per share. These notes
are subordinated to all other liabilities of the Company.                                40,250            40,250
                                                                                   ------------      ------------


Total notes payable                                                                      43,375            43,815
Less convertible subordinated notes discount                                                758               945
                                                                                   ------------      ------------
Subtotal                                                                                 42,617            42,870
Less amount due within one year                                                             440               440
                                                                                   ------------      ------------
                                                                                   $     42,177      $     42,430
                                                                                   ============      ============


Maturities of notes payable are as follows, in thousands:

               Year Ending December 31,               Amount

               2007                               $       440
               2008                                       440
               2009                                       440
               2010                                       440
               2011                                    40,690
         Thereafter                                       925
                                                  ------------
                                                  $    43,375
                                                  ============

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The December 31, 2006 carrying value is listed below, in thousands.

            Face value                          $  40,250
            Underwriters discounts, net               758
                                                ---------
                                                $  39,492
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

The debt issuance costs for the 2011 Notes are recorded as a non-current asset and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. There is no material difference between the straight-line method of amortization and the effective interest method with respect to the amortization of the underwriter's discounts and debt issuance costs on the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $251 thousand and $251 thousand for the years ended December 31, 2006 and 2005, respectively.

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

Revolving advances under the Second Restated Credit Agreement bear interest, at the election of the Company, at a variable rate equal to the alternate base rate, a prime interest based rate, or the Eurodollar rate plus two percent. For letters of credit, the Company pays an amount equal to the average daily face amount of each outstanding letter of credit multiplied by two percent per annum, and a fronting fee of one quarter of one percent per annum, together with other administrative fees and charges. The Company paid its bank a closing fee of $50 thousand in connection with the execution of the Second Restated Credit Agreement. The Company is also required to pay the bank an unused fee equal to three-eighths of one percent per annum of the amount by which $20 million exceeds the average daily unpaid balance of the revolving advances and undrawn amount of any outstanding letters of credit. In addition, the Company is required to pay a collateral monitoring fee equal to $1 thousand per month and a collateral evaluation fee as required.

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5 million. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. This Company was in compliance with this ratio during the applicable period in 2006.

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

On December 5, 2006, the Company and its banks entered into a Second Amendment to Second Amended and Restated Revolving Credit Security Agreement (the "Second Amendment"). The Second Amendement amended the Credit Agreement to supply a new definition for the loan agreement which reduced the interest rate being charged by 0.5%.

On March 28, 2007, the Company and its banks entered into a Third Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Third Amendment"). The Third Amendment amended the Credit Agreement by (i) amending the definition of EBITDA to exclude from the calculation of EBITDA any non-cash impairment charges against goodwill and other intangible assets incurred by the Company's subsidiary, Tiburon, Inc., during the fiscal quarter ended December 31, 2006, (ii) increasing the aggregate maximum permissible amount of capital expenditures in any fiscal year to $2.5 million; (iii) permitting the Company, subject to certain conditions, to purchase or redeem up to $8 million of the Company's 6.25% Convertible Subordinated Notes due January 15, 2011, (iv) permitting the Company to deliver its audited financials for the fiscal year ended December 31, 2006 by no later than April 30, 2007 and (v) permitting the Company's annual projected operating budget and cash flow projections be broken down on a quarterly basis versus a monthly basis.

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

                                                 2006               2005
                                                 -----              -----
  Beginning balance at January 1                 $ 388              $ 359
  Plus:  accruals for product warranties           343                375
  Less:  warranty charges/claims                  (321)              (346)
                                                 -----              -----
  Ending balance at December 31                  $ 410              $ 388
                                                 =====              =====

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

Long-Term Debt - The fair value of these Notes at December 31, 2006 was $36.0 million.

Interest Rate Swap Agreements - The Company used an interest rate swap agreement to manage exposure to fluctuations in interest rates. At December 31, 2004, the Company had an unleveraged swap agreement with a bank with a notional principal amount of $2.0 million. This agreement was placed on June 26, 2001 with a fixed rate of 4.9% and was settled in cash on a quarterly basis. The termination date was September 30, 2005.

In prior years the Company hedged the cash flows of some of its long-term debt using an interest rate swap. The Company entered into this derivative contract to manage its exposure to interest rate movements by achieving a desired proportion of fixed rate versus variable rate debt. In an interest rate swap, the Company exchanges the difference between a variable interest rate and either a fixed or another variable interest rate, multiplied by a notional principal amount.

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

14.  INCOME TAXES

The components of the income tax provision (benefit) are as follows, in thousands:

                                     For the years ended December 31,
                                    -----------------------------------
                                     2006          2005          2004
                                    -------       -------       -------
        Current                     $   (97)      $  (203)      $(2,013)
        Deferred                       (635)          (12)         (219)
                                    -------       -------       -------
                                    $  (732)      $  (215)      $(2,232)
                                    =======       =======       =======

The tax effects of the primary temporary differences giving rise to the Company's net deferred tax assets and liabilities at December 31, 2006 and 2005 are summarized as follows, in thousands:

                                                                December 31,
                                                            -------------------
                                                             2006        2005
                                                            -------     -------
Deferred tax assets:
        Accrued expenses and deferred compensation          $   349     $   204
        Tax operating loss carryforward                       4,928       4,349
        Book reserves in excess of tax                        1,430       1,762
        Tax depreciation and amortization in excess
           of book depreciation and amortization              1,423         821
        Unrealized loss on marketable securities                132          25
        Other                                                   246          --
                                                            -------     -------
        Total deferred tax assets                             8,508       7,161
                                                            -------     -------
Deferred tax liabilities:
        Purchased intangibles                                (2,686)     (3,086)
        Other                                                    --          (9)
                                                            -------     -------
        Total deferred tax liabilities                       (2,686)     (3,095)
        Valuation allowance                                  (7,247)     (6,126)
                                                            -------     -------
Net deferred tax (liability) asset                          $(1,425)    $(2,060)
                                                            =======     =======

In the third quarter of 2005 the Company reversed $500 thousand previously recorded as a reserve for uncertain tax positions which was no longer needed. In the first quarter of 2006 the Company reversed $200 thousand previously recorded as a reserve for uncertain tax positions which was no longer needed.

At December 31, 2006 and 2005 the Company established a valuation allowance to reserve substantially all of its net deferred tax assets, because the Company believes that it is not "more likely than not" that it will be able to realize the deferred tax assets in the future. Deferred tax assets at December 31, 2006 include $32.4 million of state net operating losses for which a valuation allowance has been established. The Company completed an organizational restructuring during the year ended December 31, 2005, creating a state tax structure that may result in realization of the state net operating loss in future years if the Company returns to profitability.

At December 31, 2006, the Company and its subsidiaries have Federal net operating loss carryforwards available to offset future taxable income of approximately $6.5 million, of which $1.0 million is subject to limitations. The limited tax loss carryforwards are limited to approximately $235 thousand each year as a result of an ownership change, which occurred in 1995. Approximately $5.5 million is available for use on an unlimited basis through 2025. The balance of these carryforwards expires between 2006 and 2010.

At December 31, 2006, the Company and its subsidiaries have $32.4 million of state net operating loss carryforwards available to offset future taxable state income.

We excluded approximately $629 thousand of Federal net operating loss carryforwards from the calculation of the deferred tax asset above because it represents excess stock option deductions that did not reduce taxes payable. These unrealized excess stock option deductions, if realized in the future, will result in an increase to paid-in capital. We recognize the benefits of net operating loss carryforwards in the following order: (1) net operating losses from items other than excess stock option deductions; (2) net operating losses from excess stock option deductions accounted for under SFAS 123R. We calculated our adoption date pool of excess tax benefits previously included in paid-in capital under the long-form method outlined in SFAS 123R.

The difference between the statutory tax rate and the Company's effective tax rate is summarized as follows:

                                                      For the years ended
                                                          December 31,
                                                     ----------------------
                                                     2006     2005     2004
                                                     ----     ----     ----
        Statutory federal income tax rate           (34.0)%  (34.0)%  (34.0)%
        State income taxes, net of
            Federal benefit                          (0.7)    (4.6)    (0.3)
        Change in valuation allowance                 0.0     38.7     14.8
        Tax effect of non-deductible goodwill        31.7     --       --
        Tax effect of other non-deductible items      1.5      0.7      0.5
        Foreign income exclusion                     (1.1)    (1.4)    (1.9)
        Other                                        (2.1)    (1.8)    (0.5)
                                                     ----     ----     ----
        Effective tax rate                           (4.7)%   (2.4)%  (21.4)%
                                                     ====     ====     ====

15.  SHAREHOLDERS' EQUITY

Warrants for Common Stock. In connection with a Private Investment in Public Equity ("PIPE") transaction the Company entered into in October 2001, the Company granted its underwriter an option to purchase 40,000 shares of the Company's common stock at $12.00 per share, the price at which the shares were sold in the PIPE. These warrants were granted on October 29, 2001 and expired on October 29, 2006.

In connection with the Company's acquisition of Tiburon in 2002, the Company exchanged warrants and convertible securities to purchase shares of Tiburon into warrants to purchase shares of the Company. On May 2, 2002, the Company issued 90,962 warrants to purchase shares of CompuDyne common stock at prices ranging from $3.75 to $6.71 per share. During 2002, 11,909 of the warrants were exercised, during 2003, 44,417 of the warrants were exercised and during 2006 the remaining 34,636 warrants were exercised.

16.  STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment." This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the "Modified Prospective Application" transition method which does not require the restatement of previously issued financial statements, and therefore previously issued financial statements are not directly comparable to periods after adoption. Compensation expense is measured using the Black-Scholers-Merton option pricing model which we have determined to be the most appropriate fair-value method for determining the value of our awards and we have recognized compensation costs on a straight-line basis over the awards vesting periods in accordance with the provisions of FAS 123R. We have recognized stock based compensation beginning in 2006 as follows:

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations, in thousands:

                                                          For the Year
                                                    Ended December 31, 2006
                                                    -----------------------
       Cost of sales                                          $  60
       Selling, general and administrative                      995
       Research and development                                  58
                                                             ------
             Total                                           $1,113
                                                             ======

No similar expense was charged against income in the prior periods as we had elected to apply the provisions of APB No. 25 to those periods as permitted by SFAS No. 123.

SFAS No. 123(R) also requires that the tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. The tax benefit from the exercise of options was $1,500 and $6,800 for the years ended December 31, 2006 and December 31, 2005, respectively. Additionally, the Company used the long-form method to calculate the additional paid-in capital ("APIC") pool, the tax benefit of any resulting excess tax deduction should increase the APIC pool; any resulting tax deficiency should be deducted from the APIC pool.

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

The fair values of grants in the stated period were computed using the following range of assumptions for our various stock option plans:

                                                  For the Year
                                             Ended December 31, 2006
                                             -----------------------
       Risk-free interest rate                           4.9  %
       Dividend yield                                   none
       Expected volatility                              77.6  %
       Expected lives                              6.5 years
       Annual forfeiture rate                            4.4  %

 The Company has various stock option plans. Under these plans, 5,407,100 options to purchase common stock may be granted until May 27, 2015. Options generally are granted at fair market value at the date of grant, typically vest over 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options. Under all plans, there were 3,894,000 shares of common stock reserved for future grants as of December 31, 2006. Transactions for stock options and warrants are summarized as follows:


                                     Year Ended     Weighted         Year Ended     Weighted         Year Ended      Weighted
                                    December 31,    Average         December 31,     Average        December 31,     Average
                                        2006         Price              2005         Price              2004          Price
                                    ------------  ------------      ------------  ------------      ------------  ------------
Outstanding, Beginning of Year      1,453,358     $      8.755      1,671,958     $      9.418      1,414,556     $      8.587
         Granted                      494,000     $      6.752        287,000     $      6.983        675,000     $      9.145
         Forfeited                    215,200     $      7.200             --               --             --               --
         Exercised                     35,661     $      5.777          6,500     $      3.906        303,898     $      4.131
         Expired or Cancelled         183,397     $      9.948        499,100     $     10.004        113,700     $     11.590
                                    ------------                    ------------                    ------------
Outstanding, End of Year            1,513,100     $      8.248      1,453,358     $      8.755      1,671,958     $      9.418
                                    ============                    ============                    ============

Exercisable, End of Year              770,100     $      9.448        843,308     $      9.587        492,861     $      9.226
                                    ============                    ============                    ============


A summary of our stock options outstanding at December 31, 2006 follows:


                                           Options outstanding                          Options exercisable
                              --------------------------------------------         -----------------------------
                                             Weighted-            Weighted-                          Weighted-
                                              Average             Average                             Average
                                             Remaining            Exercise                            Exercise
 Range of Exercise Price       Shares       Life (yrs)             Price            Shares             Price
 -----------------------      --------      ----------           ---------         --------          ---------
   $  1.690  -   6.235         163,800          6.63              $5.3315            42,800            $3.3002
   $  6.250  -   6.825         198,500          7.37              $6.5909             8,100            $6.3224
   $  6.860  -   6.950         246,800          7.70              $6.9248             6,800            $6.8750
   $  7.000  -   7.500         160,500          4.52              $7.2899            62,500            $7.3481
   $  7.719  -   8.075         164,000          4.98              $8.0511           149,600            $8.0567
   $  8.105  -   8.960         169,200          5.38              $8.5807           115,000            $8.5512
   $  9.190  -  10.420         183,800          5.27             $10.0763           158,800           $10.0371
   $ 11.165  -  13.445         223,000          5.46             $12.2925           223,000           $12.2925
   $ 13.750  -  16.330           2,500          4.90             $14.8100             2,500           $14.8100
   $ 16.630  -  16.630           1,000          4.74             $16.6300             1,000           $16.6300
------------------------------------------------------------------------------------------------------------------

   $  1.690  -  16.630       1,513,100          6.02              $8.2478           770,100            $9.4480
                             =========                                              =======


In the years ended December 31, 2006, 2005 and 2004 the weighted-average grant-date fair value of an option granted was $4.89, $4.15 and $5.95 per option, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the year ended December 31, 2006 was approximately $24 thousand. Total unrecognized compensation expense from stock options outstanding at December 31, 2006 was approximately $2.6 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.2 years as follows, in thousands:

                                           Compensation Expense
                                           Excluding Estimated
                Year                           Forfeitures
                ----                       --------------------
                2007                             $   933
                2008                                 690
                2009                                 495
                2010                                 371
                2011                                 111
                                                 -------
                      Total                      $ 2,600
                                                 =======

Share - Based Compensation Fair Value Assumption
------------------------------------------------

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model that uses the weighted average assumptions noted in the table in footnote number 1. For 2006, 2005 and 2004 volatility is based on historical volatility of CompuDyne's stock. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time option awards are expected to be outstanding.

17.  COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases office space, equipment, distribution, manufacturing and storage facilities under non-cancelable operating leases with various expiration dates through December 2012. Total rental expense for the years ended December 2006, 2005 and 2004 was $3.2 million, $3.2 million, and $3.2 million, respectively.

As of December 31, 2006, future minimum rental payments required under all non-cancelable operating leases are as follows, in thousands:

              Year Ending
             December 31,                      Total
             ------------                    --------
               2007                          $  3,203
               2008                             2,670
               2009                             2,179
               2010                             1,747
               2011                             1,356
               Thereafter                         381
                                             --------
                                             $ 11,536
                                             ========

Interest on Contractual Obligations. As of December 31, 2006, the Company has a $40.25 million note outstanding at a fixed rate of 6.25%. In addition it has industrial revenue bonds in the amount of $3.1 million outstanding which have variable interest rates and decreasing principal balances until maturity. Future interest on contractual obligations is as follows, in thousands:

              Year Ending
             December 31,                      Total
             ------------                    --------
               2007                          $  2,632
               2008                             2,614
               2009                             2,596
               2010                             2,578
               2011                               147
               Thereafter                         376
                                             --------
                                             $ 10,943
                                             ========

Purchase Obligations. The Company enters into purchase obligations to procure equipment and services, including subcontractor contracts, in the performance of the day-to-day operations of its business. Substantially all of these obligations are covered by our existing backlog and the revenues generated by these backlogs are expected to be sufficient to meet any payment obligations resulting from these purchase commitments. Future purchase obligations are as follows, in thousands:

              Year Ending
             December 31,                      Total
             ------------                    --------
               2007                          $  8,363
               2008                                 -
               2009                                 -
               2010                                 -
               2011                                 -
               Thereafter                           -
                                             --------
                                             $  8,363
                                             ========

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

During 2006 we received a letter from a client of our Public Safety and Justice segment indicating their intent to terminate their contract with us for cause. The letter alleges that we failed to complete the project under the terms of the agreement and the applications implemented failed to meet the functionality requirements of the agreement. The customer is seeking a refund of approximately $400 thousand previously paid by them. Costs in excess of billings of approximately $600 thousand related to this project remain as an asset on our books and records as of December 31, 2006. The segment disagrees with the client's views. While the ultimate outcome cannot be predicted, the Company intends to vigorously pursue this matter. The Company has established an accrual for this matter which is included in accounts payable and accrued liabilities on the balance sheet.

On November 21, 2006, CompuDyne Corporation ("CompuDyne") and William Blair Mezzanine Capital Fund II, L.P. ("Blair") entered into a Release and Settlement Agreement with Friedman, Billings, Ramsey Group, Inc. ("FBR"), by which FBR agreed to pay $4.5 million to CompuDyne and Blair, CompuDyne and Blair agreed to release FBR, and FBR has agreed to release CompuDyne and Blair, from any and all causes of action arising out of or relating to, among other things, an offering of CompuDyne common stock in 2001 for which FBR acted as lead underwriter and financial advisor. Blair is a former shareholder of CompuDyne which also sold shares in the 2001 offering. After legal and other expenses and payment of Blair's share of the settlement, the net amount recorded by CompuDyne was approximately $2.8 million which is recorded in additional paid-in capital. At December 31, 2006, $1.3 million in cash was received and the balance of $1.5 million was received in January, 2007.

The Company has learned that the National Association of Securities Dealers ("NASD") and other regulatory bodies are seeking sanctions against certain purchasers of the Company's common stock in its 2001 PIPE transaction. The Company is investigating these matters, and has filed lawsuits against certain purchasers. The Company is currently attempting to resolve these matters.

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

The Company, as a government contractor, is from time to time subject to U.S. Government investigations relating to its operations. Government contractors that are found to have violated the False Claims Act, or are indicted or convicted for violations of other federal laws, or are considered not to be responsible contractors, may be suspended or debarred from government contracting for some period of time. Such convictions could also result in fines. Suspension, debarment or fines could have a material adverse effect on the Company.

In connection with the acquisition of the assets of Signami, LLC made by the Company in July 2006, the Company issued 93,334 shares to the sellers for which it guaranteed for a 2 year period that upon sale of these securities, the Company would guarantee a price of $7.50 per share for these shares. This period is extended for members precluded from selling their shares due to statutory reasons. Included in other long term liabilities at December 31, 2006 is approximately $86 thousand representing the fair value of this liability.

18.  RELATED PARTY TRANSACTION

During 2006 and 2005 the Company's Integrated Electronic Systems unit recorded revenue of approximately $339 thousand and $255 thousand, respectively, from sales to a company of which one of CompuDyne's Directors (this director resigned from CompuDyne's Board of Directors during February 2007) was a senior vice president and member of its board of directors. Included in the Integrated Electronic Systems unit at December 31, 2006 and 2005 related to the company at which this Director was employed was $9 thousand and $351 thousand of accounts receivables, respectively, and $9 thousand and $9 thousand of contract costs in excess of billings, respectively.

19.  EMPLOYEE BENEFIT PLANS

The Company established a non-qualified Employee Stock Purchase Plan in October 1999, the terms of which allow for qualified employees (as defined) to participate in the purchase of shares of the Company's common stock. The Company matches at a rate of 15% of the employee purchase at the market value of the common stock for the monthly purchase period. The Company purchases stock on the open market and distributes the shares monthly to employees' individual accounts. Expense for matching contributions to the plan was $27 thousand, $33 thousand, and $33 thousand for 2006, 2005, and 2004 respectively.

The Company has a 401(k) retirement savings plan covering all employees. All employees are eligible to participate in the plan after completing one year of service (as defined by the plan). Participants may make before tax contributions subject to Internal Revenue Service limitations. CompuDyne currently matches up to 2.5% of employee contributions up to a maximum of $5,000. Expense for matching contributions to the Plan was $789 thousand, $783 thousand and $694 thousand for 2006, 2005, and 2004, respectively.

The Company entered into the CompuDyne Corporation Retention Plan for Selected Employees (the "Retention Plan") effective June 28, 2005. The Retention Plan provides for cash bonuses and acceleration of vesting of all unexercised unvested stock awards upon the occurrence of a change in control, as defined in the Retention Plan, for eligible employees. A change in control, as defined in the Retention Plan, did not occur during the year ended December 31, 2006 or 2005 and therefore, the Company did not record a liability or related compensation expense for the Retention Plan.

20.  OPERATING SEGMENT INFORMATION

Segment information has been prepared in accordance with Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 defines "operating segments" to be those components of a business about which separate financial information is available that is regularly evaluated by management in deciding how to allocate resources and in assessing performance. SFAS No. 131 further requires that the segment information presented be consistent with the basis and manner in which management internally evaluates financial information for the purpose of assisting in making internal operating decisions.

The following segment information includes operating information for CompuDyne's four operating segments, Institutional Security Systems, Attack Protection, Integrated Electronic Systems and Public Safety and Justice in addition to Corporate activities for each of the years ended December 31, 2006, 2005 and 2004.


                                                   Revenues                               Gross Profit
                                                   --------                               ------------
(in thousands)                          2006         2005         2004           2006         2005         2004
                                     ----------   ----------   ----------     ----------   ----------   ----------

Institutional Security Systems       $   48,265   $   60,652   $   53,952     $    7,336   $    9,896   $    6,437
Attack Protection                        40,241       27,017       25,161         13,081        6,105        1,551
Integrated Electronic Systems            13,894       10,110       14,293          2,986        1,625        2,019
Public Safety and Justice                45,062       43,871       49,376         24,464       24,913       27,671
CompuDyne Corporate                           -            -            -              -            -            -
                                     ----------   ----------   ----------     ----------   ----------   ----------
                                     $  147,462   $  141,650   $  142,782     $   47,867   $   42,539   $   37,678
                                     ==========   ==========   ==========     ==========   ==========   ==========

                                           Total Assets, at Year End                   Pre-tax Income (Loss)
                                           -------------------------                   ---------------------
                                        2006         2005         2004           2006         2005         2004
                                     ----------   ----------   ----------     ----------   ----------   ----------
Institutional Security Systems       $   17,648   $   23,755   $   26,895     $   (1,277)  $      629   $   (5,174)
Attack Protection                        14,196       20,621       15,760          4,672       (2,333)      (5,444)
Integrated Electronic Systems             6,535        4,354        3,807            985          431          563
Public Safety and Justice                35,573       57,780       56,538        (17,983)      (2,928)       2,364
CompuDyne Corporate                      29,998       20,182       29,891         (2,122)      (4,705)      (2,739)
                                     ----------   ----------   ----------     ----------   ----------   ----------
                                     $  103,950   $  126,692   $  132,891     $  (15,725)  $   (8,906)  $  (10,430)
                                     ==========   ==========   ==========     ==========   ==========   ==========

                                             Capital Expenditures                  Depreciation and Amortization
                                             --------------------                  -----------------------------
                                        2006         2005         2004           2006         2005         2004
                                     ----------   ----------   ----------     ----------   ----------   ----------
Institutional Security Systems       $       44   $      132   $      411     $      385   $      388   $      531
Attack Protection                           183          264           64            603          767          644
Integrated Electronic Systems                42            8           16            183           35           41
Public Safety and Justice                 1,528          815        1,140          1,938        2,145        1,664
CompuDyne Corporate                          55           33          153             58           58           41
                                     ----------   ----------   ----------     ----------   ----------   ----------
                                     $    1,852   $    1,252   $    1,784     $    3,167   $    3,393   $    2,921
                                     ==========   ==========   ==========     ==========   ==========   ==========

Included in the 2006 results are $14.4 million charge related to the impairment of the Public Safety and Justice Segment's goodwill and a $1.7 million charge related to the impairment of a tradename. In addition Public Safety and Justice expended $4.4 million on its NextGen products which are expected to be sold into the market in 2008.

Included in the 2005 results are certain contract closeout activities in the ISS segment which resulted in the recognition of $2.0 million of gross margin. In addition $2.0 million in losses recorded in the ISS segment related to continuing problems in its West Coast office. Additionally, PS&J increased its focus on its Next Generation products, expending $884 thousand. Also included in the 2005 results are costs related to SOX 404 compliance in the amount of $2.4 million.

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

21.  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)

                                                  First        Second          Third         Fourth
(In thousands, except per share data)            Quarter       Quarter        Quarter        Quarter         Total
-----------------------------------------       --------      ---------      ---------      ---------      ---------
Year Ended December 31, 2006

Revenues
--------
Institutional Security Systems                  $ 13,355       $ 13,220       $ 11,091       $ 10,599       $ 48,265
Attack Protection                                 11,684         11,333          8,822          8,402         40,241
Integrated Electronic Systems                      3,587          2,983          4,117          3,207         13,894
Public Safety and Justice                         11,844         10,858         10,666         11,694         45,062
                                                --------       --------       --------       --------       --------
Total revenues                                  $ 40,470       $ 38,394       $ 34,696       $ 33,902       $147,462

Gross Profit
------------
Institutional Security Systems                   $ 2,173        $ 1,853       $  1,780       $  1,530       $  7,336
Attack Protection                                  3,292          3,859          3,279          2,651         13,081
Integrated Electronic Systems                        506            494          1,009            977          2,986
Public Safety and Justice                          6,538          5,930          5,750          6,246         24,464
                                                --------       --------       --------       --------       --------
Total gross profit                              $ 12,509       $ 12,136       $ 11,818       $ 11,404       $ 47,867

Pre-tax Income (Loss)
---------------------
Institutional Security Systems                  $    136       $   (386)      $   (360)      $   (667)      $ (1,277)
Attack Protection                                  1,205          1,548          1,456            463          4,672
Integrated Electronic Systems                        184            161            377            263            985
Public Safety and Justice                              7           (529)          (644)       (16,817)       (17,983)
Unallocated corporate expense                       (909)          (482)          (494)          (237)        (2,122)
                                                --------       --------       --------       --------       --------
Pre-tax income (loss) from operations           $    623       $    312       $    335       $(16,995)      $(15,725)
                                                --------       --------       --------       --------       --------
Net income (loss)                               $    807       $    305       $    327       $(16,432)      $(14,993)
                                                --------       --------       --------       --------       --------
Basic loss per share                            $    .10       $    .04       $    .04       $  (1.95)      $  (1.82)
                                                --------       --------       --------       --------       --------
Diluted loss per share                          $    .10       $    .04       $    .04       $  (1.95)      $  (1.82)
                                                --------       --------       --------       --------       --------


                                                  First        Second          Third         Fourth
(In thousands, except per share data)            Quarter       Quarter        Quarter        Quarter         Total
-----------------------------------------       --------      ---------      ---------      ---------      ---------
Year Ended December 31, 2005

Revenues
--------
Institutional Security Systems                  $ 15,732       $ 11,728       $ 15,548       $ 17,644       $ 60,652
Attack Protection                                  6,898          6,065          5,892          8,162         27,017
Integrated Electronic Systems                      2,019          1,888          2,898          3,305         10,110
Public Safety and Justice                         11,657         11,423          9,161         11,630         43,871
                                                --------       --------       --------       --------       --------
Total revenues                                  $ 36,306       $ 31,104       $ 33,499       $ 40,741       $141,650

Gross Profit
------------
Institutional Security Systems                  $  3,567       $  1,581       $  2,343       $  2,405       $  9,896
Attack Protection                                  2,368          1,380            341          2,016          6,105
Integrated Electronic Systems                        282            340            473            530          1,625
Public Safety and Justice                          6,166          7,126          5,360          6,261         24,913
                                                --------       --------       --------       --------       --------
Total gross profit                              $ 12,383       $ 10,427       $  8,517       $ 11,212       $ 42,539

Pre-tax Income (Loss)
---------------------
Institutional Security Systems                  $  1,230       $   (532)      $   (170)      $    101       $    629
Attack Protection                                    499           (840)        (1,800)          (192)        (2,333)
Integrated Electronic Systems                         (8)            16            172            251            431
Public Safety and Justice                           (482)           400         (3,188)           342         (2,928)
Unallocated corporate expense                     (1,558)        (1,683)          (791)          (673)        (4,705)
                                                --------       --------       --------       --------       --------
Pre-tax loss from operations                    $   (319)      $ (2,639)      $ (5,777)      $   (171)      $ (8,906)
                                                --------       --------       --------       --------       --------
Net loss                                        $   (319)      $ (2,639)      $ (5,277)      $   (456)      $ (8,691)
                                                --------       --------       --------       --------       --------
Basic loss per share                            $   (.04)      $   (.33)      $   (.65)      $   (.06)      $  (1.07)
                                                --------       --------       --------       --------       --------
Diluted loss per share                          $   (.04)      $   (.33)      $   (.65)      $   (.06)      $  (1.07)
                                                --------       --------       --------       --------       --------

Included in the fourth quarter 2006 results for the Public Safety and Justice segment is a $14.4 million pre-tax charge to record the impairment of this segment's goodwill and a $1.7 million charge to record impairment of a tradename.

Included in the fourth quarter 2006, results for the Public Safety and Justice segment is a $400 thousand charge related to a reserve established for a customer who has indicated their intent to terminate their contract with the Company.

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

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status. CompuDyne's aggregate worldwide market value as June 30, 2006, the last business day of CompuDyne's second fiscal quarter, was also less than $50 million; as such CompuDyne continued to be classified as a non-accelerated filer for the year ended December 31, 2006.

Prior to the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

Information required by Items 10, 11, 12, 13 and 14 about CompuDyne is incorporated herein by reference from the definitive proxy statement of CompuDyne to be filed with the SEC within 120 days following the end of the fiscal year ended December 31, 2006.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements
    (1) Index to Financial Statements
          Report of Independent Registered Public Accounting Firm - Aronson
           & Company
          Report of Independent Registered Public Accounting Firm -
           PricewaterhouseCoopers LLP
          Consolidated Balance Sheets at December 31, 2006 and 2005 Consolidated Statements of Operations for the years ended
           December 31, 2006, 2005 and 2004
          Consolidated Statement of Changes in Shareholders' Equity
           for the years ended December 31, 2006, 2005 and 2004
          Consolidated Statements of Cash Flows for the years ended
           December 31, 2006, 2005 and 2004
          Notes to Consolidated Financial Statements
    (2) Schedule II - Schedule of valuation and qualifying accounts

(b) Exhibits
    The Exhibits listed on the index below are filed as a part of this Annual Report.

                                   SCHEDULE II

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2006, 2005, and 2004
                                ($ in thousands)


                                                          Balance at     Charged to     Transferred                     Balance
                                                           Beginning     Costs and    (to) from other                   At End
Description                                                Of Period      Expenses      Accounts (1)     Deduction     Of Period
-----------                                               ----------     ----------     ------------     ---------     ---------
Year Ended December 31, 2006
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory              $    1,371            3              -           (457)       $     917
Reserve for accounts receivable                           $    2,321          542              -           (745)       $   2,118
Deferred tax asset valuation allowance                    $    6,126        1,262           (141)             -        $   7,247

Year Ended December 31, 2005
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory              $    1,362          315              -           (306)       $   1,371
Reserve for accounts receivable                           $    1,919          699              -           (297)       $   2,321
Deferred tax asset valuation allowance                    $    1,858        4,268              -              -        $   6,126

Year Ended December 31, 2004
Reserve and allowances deducted from asset accounts:
Reserve for excess and slow moving inventory              $      840          649              -           (127)       $   1,362
Reserve for accounts receivable                           $    1,252        1,153              -           (486)       $   1,919
Deferred tax asset valuation allowance                    $        -        1,858              -              -        $   1,858



(1) Transferred (to) from other accounts includes adjustments to the deferred tax valuation allowance for the effect of unrealized gains or losses on our marketable securities which is recorded in shareholders' equity through "Accumulated Other Comprehensive Income (Loss)"

                              COMPUDYNE CORPORATION
                                INDEX TO EXHIBITS
                                  (Item 15(b))

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

4(A) CompuDyne Corporation to Wachovia Bank of Delaware, National Association as Trustee Indenture dated January 15, 2004, filed as Exhibit 4.1 to Form 10-Q filed on May 1, 2006.

4(B) Specimen Note included as Exhibit A to Exhibit 4.1 of Form 10-Q filed on May 1, 2006.

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

10 (C)(1). Amended and Restated Credit Agreement dated March 31, 2004 by and among CompuDyne Corporation and its subsidiaries, certain participating lenders and PNC Bank, National Association, in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 3.1 to Registrant's 10-Q filed May 7, 2004.

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

10(F).* Compensatory Arrangements.

10(G). 2005 Stock Option Plan for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(H). 2005 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(I). Amendment to the 1996 Stock Option Plan for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(J). Amendment to the 1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(K). CompuDyne Corporation Retention Plan for Selected Employees, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed July 1, 2005.

10(L) The Joinder Agreement and the First Amendment to the Second Amendment and Restated Revolving Credit and Security Agreement both dated July 14, 2006 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, herein incorporated by reference to Exhibits 10.1 and 10.2 to Registrants 8-K filed on July 20, 2006.

10(M)* The Release and Settlement Agreement between the Company, William Blair
       Mezzanine Capital Fund II, L.P. and Friedman, Billings, Ramsey Group, Inc., initially filed as Exhibit 10.1 to Form 8-K filed November 21, 2006, and refiled herein.

10(N)* The Second Amendment to the Second Amended and Restated Revolving Credit and Security Agreement both dated December 5, 2006 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, filed herein.

10(O) Employment Agreement between CompuDyne Corporation and Mr. Bradley Wiggins herein, incorporated by reference to Exhibit 10.1, filed on Form 8-K on November 30, 2006.

10(P) The Third Amendment to the Second Amended and Restated Revolving Credit and Security Agreement dated March 28, 2007 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, herein incorporated by reference to Exhibit 10.1, filed on Form 8-K on March 30, 2007.

21.*   Subsidiaries of the Registrant.

23.1* Consent of Independent Registered Public Accounting Firm - Aronson & Company.

23.2*  Consent of Independent Registered Public Accounting Firm -
       PricewaterhouseCoopers LLP.

31.1* Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

31.2* Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

32.1* Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.

32.2* Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith.

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

                                              COMPUDYNE CORPORATION
                                              ---------------------
                                                 (Registrant)

                                                 By: /s/Martin Roenigk
                                                    ----------------------------
                                                 Martin Roenigk
                                                 Chief Executive Officer

                                                 By: /s/Geoffrey F. Feidelberg
                                                    ----------------------------
                                                 Geoffrey F. Feidelberg
Dated: April 10, 2007                            Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2007.



______________________   Director, Chairman, President               _______________________   Director
Martin A. Roenigk        and Chief Executive Officer                 David W. Clark, Jr.
                         (Principle Executive Officer)

______________________   Director                                    _______________________   Director
John H. Gutfreund                                                    Ronald J. Angelone


______________________   Director                                    _______________________   Director
Albert R. Dowden                                                     Wade B. Houk


______________________   Director, Chief Financial Officer
Geoffrey F. Feidelberg   and Treasurer
                         (Principle Financial and Accounting Officer)