Form 10-K/A
period 2006-12-31
COMPUDYNE CORP
filed 2007-05-14
CIK 22912

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

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE


Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock $.75 par value

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

                                EXPLANATORY NOTE

CompuDyne Corporation (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2006 (which was filed with the Securities and Exchange Commission on April 11, 2007) to amend and restate Item 15 to report the filing of additional exhibits 10(A)(1) and 10(D)(1), and the renumbering of related exhibits required in connection with amendments to CompuDyne Corporation's 1996 Stock Option Plans. Except for the amendments described above, this Amendment does not modify or update the Company's previously reported financial statements and other financial disclosures in the original Annual Report on Form 10-K. Unaffected items have not been repeated in this Amendment No. 1 on Form 10-K/A.



ITEM 15. INDEX TO EXHIBITS.

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

4(B) Specimen Note included as Exhibit A to Exhibit 4.1 of Form 10-Q filed on May 1, 2006.

10(A)(1).   Amended and Restated CompuDyne Corporation 1996 Stock Incentive
            Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 27, 2004 for its 2004
            Annual Meeting of Shareholders.

10(A)(2).   Amendment 2005-1 to the Amended and Restated CompuDyne Corporation
            1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated
            April 29, 2005 for its 2005 Annual Meeting of Shareholders.

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

10(D)(1).   CompuDyne Corporation 1996 Stock Option Plan for Non-Employee
            Directors, as amended, herein incorporated by reference to Registrant's Proxy Statement dated April 30, 2003 for its 2003
            Annual Meeting of Shareholders.

10(D)(2).   Amendment 2005-1 to the CompuDyne Corporation 1996 Stock Option Plan
            for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005
            Annual Meeting of Shareholders.

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

10(J) The Joinder Agreement and the First Amendment to the Second Amendment and Restated Revolving Credit and Security Agreement both dated July 14, 2006 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, herein incorporated by reference to Exhibits 10.1 and 10.2 to Registrants 8-K filed on July 20, 2006.

10(K)* The Release and Settlement Agreement between the Company, William Blair Mezzanine Capital Fund II, L.P. and Friedman, Billings, Ramsey Group, Inc., initially filed as Exhibit 10.1 to Form 8-K filed November 21, 2006.

10(L)* The Second Amendment to the Second Amended and Restated Revolving Credit and Security Agreement both dated December 5, 2006 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association.

10(M) Employment Agreement between CompuDyne Corporation and Mr. Bradley Wiggins herein, incorporated by reference to Exhibit 10.1, filed on Form 8-K on November 30, 2006.

10(N) The Third Amendment to the Second Amended and Restated Revolving Credit and Security Agreement dated March 28, 2007 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, herein incorporated by reference to Exhibit 10.1, filed on Form 8-K on March 30, 2007.

21.*        Subsidiaries of the Registrant.

23.1* Consent of Independent Registered Public Accounting Firm - Aronson & Company.

23.2* Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1** Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a).

31.2** Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a).

32.1* Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer.

32.2* Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer.

* Filed as an exhibit to the Form 10-K dated April 11, 2007.

** Filed as an exhibit to this Form 10-K/A.

------------

     Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2007.



                                 COMPUDYNE CORPORATION

                                 By: /s/ Martin Roenigk
                                 -----------------------
                                 Chief Executive Officer