Form 10-Q
period 2007-03-31
COMPUDYNE CORP
filed 2007-05-15
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________to ___________


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

            As of May 4, 2007, a total of 8,438,615 shares of Common
                    Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                        Page No.

Part I.  Financial Information

  Item 1.  Financial Statements - Unaudited

     Consolidated Balance Sheets - March 31, 2007
      and December 31, 2006                                                 3

     Consolidated Statements of Operations -
      Three Months Ended March 31, 2007 and 2006                            4

     Consolidated Statement of Changes in Shareholders' Equity -
      Three Months Ended March 31, 2007                                     5

     Consolidated Statements of Cash Flows -
      Three Months Ended March 31, 2007 and 2006                            6

     Notes to Consolidated Financial Statements                            7-17

  Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                        18-29

  Item 3.  Quantitative and Qualitative Disclosures
     About Market Risk                                                     30

  Item 4.  Controls and Procedures                                         31

Part II.  Other Information                                                32

  Signature                                                                33

                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                March 31,       December 31,
                                              ASSETS                              2007             2006
                                                                              -------------    -------------
                                                                                  (dollars in thousands)
Current Assets
       Cash and cash equivalents                                              $     10,694     $      7,740
       Marketable securities                                                         6,001            8,687
       Accounts receivable, net                                                     25,584           25,534
       Contract costs in excess of billings                                         12,231           12,031
       Inventories                                                                   6,152            5,577
       Prepaid expenses and other                                                    2,031            4,595
                                                                              -------------    -------------
           Total Current Assets                                                     62,693           64,164

Cash equivalents pledged                                                             7,500            7,500
Property, plant and equipment, net                                                   9,281            9,630
Goodwill                                                                            13,275           13,274
Other intangible assets, net                                                         7,282            7,428
Other                                                                                1,841            1,954
                                                                              -------------    -------------
           Total Assets                                                       $    101,872     $    103,950
                                                                              =============    =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
       Accounts payable and accrued liabilities                               $     12,933     $     14,155
       Billings in excess of contract costs incurred                                 9,444            9,221
       Deferred revenue                                                             10,145            9,305
       Current portion of notes payable                                                440              440
                                                                              -------------    -------------
           Total Current Liabilities                                                32,962           33,121

Notes payable                                                                        2,685            2,685
Convertible subordinated notes payable, net                                         39,539           39,492
Deferred tax liabilities                                                             1,425            1,425
Other                                                                                  392              388
                                                                              -------------    -------------
           Total Liabilities                                                        77,003           77,111
                                                                              -------------    -------------

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, 2,000,000 shares authorized and unissued                         -                -
       Common stock, par value $.75 per share:  50,000,000 shares authorized at March 31, 2007 and December 31, 2006;
        9,300,837 and 9,293,637 shares issued at March 31,
        2007 and December 31, 2006, respectively                                     6,975            6,970
       Additional paid-in-capital                                                   50,333           50,034
       Accumulated deficit                                                         (26,290)         (23,956)
       Accumulated other comprehensive (loss)                                         (271)            (331)
       Treasury stock, at cost; 862,922 shares at March 31, 2007
        and December 31, 2006                                                       (5,878)          (5,878)
                                                                              -------------    -------------
           Total Shareholders' Equity                                               24,869           26,839
                                                                              -------------    -------------
           Total Liabilities and Shareholders' Equity                         $    101,872     $    103,950
                                                                              =============    =============

                   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                                  2007             2006
                                                                              -------------    -------------
                                                                           (in thousands, except per share data)
Revenues:
  Contract revenues earned                                                    $     17,722     $     22,202
  Maintenance revenue                                                                6,555            5,979
  Other revenues                                                                     6,855           12,289
                                                                              -------------    -------------
     Total revenues                                                                 31,132           40,470

Cost of sales                                                                       21,354           27,961
                                                                              -------------    -------------

Gross profit                                                                         9,778           12,509

Selling, general and administrative expenses                                         9,299            9,736
Research and development                                                             2,371            1,767
                                                                              -------------    -------------
(Loss) income from operations                                                       (1,892)           1,006
                                                                              -------------    -------------

Other expense (income)
  Interest expense                                                                     792              815
  Interest income                                                                     (347)            (278)
  Other income                                                                          (3)            (154)
                                                                              -------------    -------------
     Total other expense                                                               442              383
                                                                              -------------    -------------

(Loss) income before taxes on income                                                (2,334)             623
Income tax expense (benefit)                                                             -             (184)
                                                                              -------------    -------------
Net (loss) income                                                             $     (2,334)    $        807
                                                                              =============    =============

Earnings (loss) per share:
Basic (loss) income per common share                                          $       (.28)    $        .10
                                                                              =============    =============

Weighted average number of common
 shares outstanding                                                                  8,436            8,119
                                                                              =============    =============

Diluted (loss) income per common share                                        $       (.28)    $        .10
                                                                              =============    =============

Weighted average number of common
 shares and equivalents                                                              8,436            8,159
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

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)
                                 (in thousands)


                                                                                Accumulated
                                                   Additional                      Other
                                 Common Stock       Paid-in      Accumulated   Comprehensive    Treasury Stock
                               Shares    Amount     Capital        Deficit     Income (Loss)   Shares    Amount       Total
                              ------------------ -------------  -------------  -------------  ------------------  -------------

Balance at January 1, 2007      9,294  $  6,970      $ 50,034       $(23,956)      $   (331)      863  $ (5,878)      $ 26,839
Stock options exercised             7         5            36                                                               41
Stock-based compensation                                  263                                                              263
                              -------------------------------------------------------------------------------------------------
  Subtotal                      9,301     6,975        50,333        (23,956)          (331)      863    (5,878)        27,143
Comprehensive income:
  Net loss                                                            (2,334)                                           (2,334)
Other comprehensive
 loss, net of tax:
Change in unrealized loss on
 available for sale of
 marketable securities                                                                   54                                 54
Foreign currency translation
 adjustments                                                                              6                                  6
                                                                                                                      ---------
Comprehensive income                                                                                                    (2,274)
                              -------------------------------------------------------------------------------------------------
Balance at March 31, 2007       9,301  $  6,975      $ 50,333       $(26,290)      $   (271)      863  $ (5,878)      $ 24,869
                                =====  ========      ========       =========      =========      ===  =========      ========



                             The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months Ended March 31,
                                                                                  2007             2006
                                                                              -------------    -------------
                                                                                      (in thousands)
Cash flows from operating activities:
   Net income (loss)                                                          $     (2,334)    $        807

Adjustments to reconcile net income (loss) to
 net cash provided by operations:
   Depreciation and amortization                                                       841              795
   Amortization of debt discount and financing fees                                     82               82
   Accretion of premium on marketable securities, net                                   (1)              (6)
   Stock-based compensation expense                                                    263              255

Changes in assets and liabilities:
   Accounts receivable                                                                 (50)           6,884
   Contract costs in excess of billings                                               (200)           1,770
   Inventories                                                                        (575)            (361)
   Prepaid expenses and other current assets                                         2,556              465
   Other assets                                                                         79               61
   Accounts payable and accrued liabilities                                         (1,222)          (3,991)
   Billings in excess of contract costs incurred                                       223           (2,532)
   Deferred revenue                                                                    840              594
   Other liabilities                                                                     4              (41)
                                                                              -------------    -------------
Net cash flows provided by operating activities                                        506            4,782
                                                                              -------------    -------------

Cash flows from investing activities:
   Purchase of marketable securities                                                     -           (2,983)
   Redemption of marketable securities                                               2,748            1,624
   Additions to property, plant and equipment                                         (347)            (317)
                                                                              -------------    -------------
Net cash flows provided by (used in) investing activities                            2,401           (1,676)
                                                                              -------------    -------------

Cash flows from financing activities:
   Stock options exercised                                                              41                3
   Restricted cash                                                                       -             (400)
                                                                              -------------    -------------
Net cash provided by (used in) financing activities                                     41             (397)
                                                                              -------------    -------------

Effect of exchange rate changes on cash                                                  6                -

Net change in cash and cash equivalents                                              2,954            2,709
Cash and cash equivalents at beginning of period                                     7,740            6,938
                                                                              -------------    -------------
Cash and cash equivalents at end of period                                    $     10,694     $      9,647
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

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The accompanying unaudited consolidated financial statements of CompuDyne Corporation and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated balance sheet as of December 31, 2006 has been derived from the Company's December 31, 2006 audited financial statements. Certain information and note disclosures included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made in this Form 10-Q are adequate to make the information presented not misleading.

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006. Operating results for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of operating results for the entire fiscal year.

Income Taxes
The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recognized for the future tax consequences of differences between tax bases of assets and liabilities and financial reporting amounts, based upon enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent years' losses there is uncertainty as to whether it is more likely than not that these assets will be realized.

Foreign Currency Translation
The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. Net exchange gains or losses resulting from the translation of financial statements of foreign operations are recorded as a separate component of shareholders' equity.

Comprehensive Income (Loss)
The following table shows the components of comprehensive income (loss), net of income taxes, for the three months ended March 31, 2007 and 2006, in thousands:

                                                          For the Three Months
                                                            Ended March 31,
                                                           2007          2006
                                                        ----------    ----------

     Net (loss) income                                  $  (2,334)    $     807
     Unrealized gain (loss) on available-for-sale
      securities                                               54          (255)
     Foreign currency translation adjustment                    6             -
                                                        ----------    ----------
     Comprehensive (loss) income                        $  (2,274)    $     552
                                                        ==========    ==========

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The  Company  adopted  the  provisions  of  FIN  48  on  January  1,  2007.  The implementation of FIN 48 did not have a material impact on CompuDyne Corporation's financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.

At the adoption date on January 1, 2007 and as of March 31, 2007 the company did not have any unrecognized tax benefits and recorded no cumulative effect adjustments related to the adoption of Fin 48. The Company does not anticipate any material increase to its unrecognized tax benefits within the next twelve months.

All federal and state tax filings for CompuDyne Corporation and its subsidiaries as of December 31, 2005 have been timely filed. There are currently no federal or state examinations in process. The Company's last federal income tax audit closed all tax years through December 31, 2003. The Company files income tax returns in numerous states and generally the years subject to examination include December 31, 2003 through the current year.

The Company has decided to recognize interest and penalties as a component of tax expense. During the years ended December 31, 2006, and 2005 and the quarter ended March 31, 2007, the Company did not recognize any interest or penalties in its results of operations related to unrecognized tax benefits.

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

Stock options to purchase 1,313,600 shares for the three months ended March 31, 2007 and stock options and warrants to purchase 1,325,633 shares for the three months ended March 31, 2006 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the three months ended March 31, 2007,and 2006 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         2007          2006
                                                      ----------    ----------

   Net (loss) income                                  $  (2,334)    $     807
                                                      ==========    ==========

   Weighted average number of common shares
    outstanding                                           8,436         8,119
   Effect of dilutive stock options and warrants              -            40
                                                      ----------    ----------
   Diluted weighted average number of common
    shares outstanding                                    8,436         8,159
                                                      ==========    ==========

   Net (loss) income per common share
   Basic                                              $    (.28)    $     .10
   Diluted                                            $    (.28)    $     .10

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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the years ended December 31, 2006, 2005 and 2004 or the quarter ended March 31, 2007. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. The 2011 Notes provide that "if the portion of the cash so distributed applicable to one share of Common Stock is equal to or greater than the Current Market Price on the Record Date [of the dividend declared], in lieu of the foregoing adjustment [to the conversion price], adequate provision shall be made so that each Noteholder shall have the right to receive upon conversion the amount of cash such holder would have received had such holder converted each Note on the Record Date." Under EITF 03-06, the assessment as to whether the contingency criteria have been met must be made each reporting period. This determination is made without regard to the participation rights of the convertible notes. Under the consensus reached for Issue 3 of EITF 03-06, the criteria could be met even if the dividend were not declared. The consensus also permits consideration of avoiding allocation to the participating securities in certain events. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.   STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment." This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the "Modified Prospective Application" transition method which does not require the restatement of previously issued financial statements, and therefore previously issued financial statements are not directly comparable to periods after adoption. Compensation expense is measured using the Black-Scholes option pricing model which we have determined to be the most appropriate fair-value method for determining the value of our awards and we have recognized compensation costs on a straight-line basis over the awards vesting periods in accordance with the provisions of FAS 123R. We have recognized stock based compensation beginning in 2006 as follows:

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations, in thousands:

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                     2007              2006
                                                     ----              ----
       Cost of sales                               $   12            $   18
       Selling, general and administrative            235               214
       Research and development                        16                23
                                                   ------            ------
           Total                                   $  263            $  255
                                                   ======            ======

SFAS No. 123(R) also requires that the tax deduction from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. The tax benefit from the exercise of options was $0 for both the three months ended March 31, 2007 and March 31, 2006. Additionally, the Company used the long-form method to calculate the additional paid-in capital ("APIC") pool, the tax benefit of any resulting excess tax deduction should increase the APIC pool; any resulting tax deficiency is deducted from the APIC pool.

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

The fair values of grants in the stated period were computed using the following range of assumptions for our various stock option plans:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                 2007 *            2006
                                                 ------            ----
         Risk-free interest rate                    -              4.6%
         Dividend yield                             -              none
         Expected volatility                        -             78.5%
         Expected lives                             -            6.2 years
         Annual forfeiture rate                     -              4.4%

* In the three months ended March 31, 2007 no stock options were granted.

The Company has various stock option plans. Under all plans, there were 3,970,000 shares of common stock reserved for future grants and 1,313,600 options outstanding for a total of 5,283,000 options to purchase common stock as of March 31, 2007. Options generally are granted at fair market value at the date of grant, typically vest over 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options.

Transactions for stock options and warrants are summarized as follows:

                                                                                        Aggregate
                                                    Number            Weighted          Intrinsic
                                                      of              Average            Value at
                                                    Shares             Price          March 31, 2007
                                                --------------     --------------     --------------
   Outstanding, at December 31, 2006                 1,513,100     $       8.2478
           Granted                                           -     $            -
           Forfeited                                   129,000     $       7.0538
           Exercised                                     7,200     $       5.8426
           Expired or Cancelled                         63,300     $      11.0231
                                                --------------
   Outstanding, at March 31, 2007                    1,313,600     $       8.2445     $       95,057
                                                ==============                        ==============

   Exercisable, at March 31, 2007                      742,300     $       9.2059     $       95,057
                                                ==============                        ==============

A summary of our stock options outstanding at March 31, 2007 follows:

                                             Options outstanding                      Options exercisable
                                  --------------------------------------------   -------------------------------
                                                  Weighted-
                                                   Average         Weighted-                         Weighted-
                                  Number          Remaining         Average          Number           Average
                              Outstanding As     Contractual       Exercise      Exercisable As      Exercise
 Range of Exercise Price        of 03/31/07         Term             Price        of 03/31/07          Price
 -----------------------      --------------   --------------   --------------   --------------   --------------
   $ 1.690  -  6.235               150,600          6.90           $ 5.3146          39,600          $ 3.2496
   $ 6.250  -  6.825               162,500          8.73           $ 6.5513          29,800          $ 6.6164
   $ 6.875  -  6.900                56,800          8.34           $ 6.8970           6,800          $ 6.8750
   $ 6.950  -  6.950               150,000          9.09           $ 6.9500               0          $ 0.0000
   $ 7.000  -  7.985               157,000          5.55           $ 7.4500          99,600          $ 7.4406
   $ 8.015  -  8.075               133,500          4.44           $ 8.0712         129,500          $ 8.0729
   $ 8.105  -  8.960               152,900          5.69           $ 8.6190         106,700          $ 8.5764
   $ 9.190  - 10.420               153,800          6.01           $10.0123         133,800          $ 9.9656
   $11.165  - 13.445               193,000          6.03           $12.2915         193,000          $12.2915
   $13.750  - 16.630                 3,500          4.60           $15.3300           3,500          $15.3300
----------------------------------------------------------------------------------------------------------------

   $ 1.690  - 16.630            1,313,600          6.65           $ 8.2445         742,300          $ 9.2059
                                =========                                          =======


In the three months ended March 31, 2007 no stock options were granted. In the three months ended March 31, 2006 the weighted-average grant-date fair value of an option granted was $4.85 per option. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2007 and 2006 was approximately $19 thousand and $1,600, respectively. Total unrecognized compensation expense from stock options outstanding at March 31, 2007 was approximately $1.8 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.3 years as follows, in thousands:


                                                     Compensation
                                                   Expense Excluding
                   Year                          Estimated Forfeitures
                   ----                          ---------------------
                   2007 (remaining)                     $   544
                   2008                                     507
                   2009                                     392
                   2010                                     272
                   2011                                      62
                                                        -------
                      Total                             $ 1,777
                                                        =======

Share - Based Compensation Fair Value Assumption
------------------------------------------------

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model that uses the weighted average assumptions. For 2007 and 2006 volatility is based on historical volatility of CompuDyne's stock. The risk-free interest rate is based on the zero-coupon U.S. Treasury bond. We use historical data to estimate stock option exercises and forfeitures within the valuation model. The expected term of stock option awards granted is derived from historical exercise experience under the share-based employee compensation arrangements and represents the period of time option awards are expected to be outstanding.

4.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At March 31, 2007 and December 31, 2006 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts or amortization of premiums from the date of purchase to maturity. The accretion and amortization is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities are summarized, in thousands, as follows:

                                                   March 31,                             December 31,
                                                     2007                                   2006
                                      ----------------------------------     ----------------------------------
                                               Gross Unrealized                       Gross Unrealized
                                               ----------------   Fair                ----------------   Fair
                                        Cost    Gains    Losses   Value        Cost    Gains    Losses   Value
                                      -------  -------  -------  -------     -------  -------  -------  -------
Collateralized mortgage
 obligations (CMO's) consisting
 of securities issued by
 Fannie Mae and Freddie Mac           $ 6,278  $     5  $   282  $ 6,001     $ 9,026  $     2  $   341  $ 8,687

The cost and estimated fair value of current marketable securities at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.


                                                             Estimated
                                                 Cost        Fair Value
                                              ----------     ----------
                                                    (in thousands)
       Due within one year                    $       87     $       86
       Due after one year and beyond               6,191          5,915
                                              ----------     ----------
       Total debt securities                  $    6,278     $    6,001
                                              ==========     ==========

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007, in thousands:

                                       Less Than 12 Months     12 Months or Greater              Total
                                       -------------------     --------------------       --------------------
                                      Fair       Unrealized     Fair      Unrealized      Fair      Unrealized
                                      Value       (Gains)       Value       Losses        Value       Losses
                                     -------      -------      -------      -------      -------      -------
Federal agency mortgage-backed
 securities                          $   920      $   (5)      $ 5,081      $   282      $ 6,001      $   277
                                     =======      =======      =======      =======      =======      =======

The unrealized losses on the Company's investments in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased these investments at a discount of or at their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until their expected redemption at full principal value, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2007.

5.   INVENTORIES

Inventories consist of the following, in thousands:

                                                     March 31,      December 31,
                                                     ---------      ------------
                                                       2007            2006
                                                   -------------   -------------
   Raw materials                                   $      4,185    $      3,645
   Work in progress                                       2,230           2,575
   Finished goods                                           679             274
                                                   -------------   -------------
   Total inventories                                      7,094           6,494
       Less: Reserve for excess and obsolete
        inventory                                          (942)           (917)
                                                   -------------   -------------
   Inventories, net                                $      6,152    $      5,577
                                                   -------------   -------------

6.   GOODWILL

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. This valuation is performed by the Company with the assistance of an independent national valuation firm which considers market valuations, discounted cash flows and other factors when preparing the valuations. The Company cannot predict the occurrence of events that might adversely affect the reported value of the remaining goodwill of approximately $13.3 million at March 31, 2007.

Goodwill, by segment, consists of the following, in thousands:

                                                       Integrated       Public
                                          Attack       Electronic      Safety &
                                        Protection      Systems        Justice         Total
                                        ----------     ----------     ----------     ---------

   December 31, 2006                    $      728     $      829     $   11,717     $   13,274
   Addition from 2006 acquisition                -              1              -              1
                                        ----------     ----------     ----------     ----------
   March 31, 2007                       $      728     $      830     $   11,717     $   13,275
                                        ==========     ==========     ==========     ==========

7.   OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets when circumstances indicate that the carrying value may not be recoverable. This valuation is performed by the Company with the assistance of an independent national valuation firm which considers the excess earnings method, the relief from royalty method and discounted earnings method when preparing the valuations. The Company cannot predict the occurrence of events that might adversely affect the reported value of the remaining intangible assets of approximately $7.3 million at March 31, 2007.

Other intangible assets include the trade name, customer relationships and backlog from the acquisition of Tiburon, Inc. in 2002 and trade names, Department of State Certifications, Underwriters Laboratories, Inc. listings, and patents related to the acquisition of Norment in 1998 and other recent acquisitions. With the exception of the trade names, which have indefinite lives, the intangible assets are being amortized using the straight-line method. Other intangible assets consist of the following, in thousands:

                                         March 31,    December 31,  Amortizable
                                           2007          2006          Lives
                                        -----------   -----------   -----------
     Cost                                                            (in years)
       Trade names                      $    3,955    $    3,952     Indefinite
       Customer relationships                3,280         3,280        7-14
       Other                                 1,715         1,715        2-20
                                        -----------   -----------
                                             8,950         8,947
                                        -----------   -----------
     Accumulated amortization
       Customer relationships                 (988)         (883)
       Other                                  (680)         (636)
                                        -----------   -----------
                                            (1,668)       (1,519)
                                        -----------   -----------

     Other intangible assets, net       $    7,282    $    7,428
                                        ===========   ===========

Amortization expense for the Company's intangible assets for the three months ended March 31, 2007 and 2006 was $148 thousand and $64 thousand respectively. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                   Year
                   ----
                   2007 (remaining)            $   376
                   2008                            491
                   2009                            491
                   2010                            477
                   2011                            364
                   Thereafter                    1,128
                                               -------
                   Total                       $ 3,327
                                               =======

8.   NOTES PAYABLE AND LINE OF CREDIT

                                                                                  March 31,       December 31,
                                                                                    2007             2006
                                                                                -------------    -------------
                                                                                        (in thousands)
Industrial revenue bond, interest payable monthly at a variable rate of 3.65 % to 4.16 % (3.86 % at March 31, 2007) principal payable in quarterly installments of $35,000. The bond is fully collateralized
 by a $1.1 million letter of credit and a bond guarantee agreement.             $      1,120     $      1,120

Industrial revenue bond, interest payable monthly at a variable rate of 3.58 % to 4.05 % (3.77 % at March 31, 2007) principal payable in annual installments on April 1, of $300,000 until 2013 when the annual installments become $100,000. The bond is fully collateralized by
 a $2.0 million letter of credit and a bond guarantee agreement.                       2,005            2,005

6.25% Convertible Subordinated Notes due January 15, 2011.
 The notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. These notes are subordinated
 to all other liabilities of the Company.                                             40,250           40,250
                                                                                -------------    -------------

Total notes payable                                                                   43,375           43,375
Less convertible subordinated notes discount                                             711              758
                                                                                -------------    -------------
Subtotal                                                                              42,664           42,617
Less amount due within one year                                                          440              440
                                                                                -------------    -------------
                                                                                $     42,224     $     42,177
                                                                                =============    =============


Maturities of notes payable are as follows, in thousands:

                   Year Ending December 31,           Amount
                   ------------------------        ------------
                   2007 (remaining)                  $    440
                   2008                                   440
                   2009                                   440
                   2010                                   440
                   2011                                40,690
                   Thereafter                             925
                                                     --------
                                                     $ 43,375
                                                     ========

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The March 31, 2007 carrying value is listed below, in thousands.

                       Face value                        $ 40,250
                       Underwriters discounts, net            711
                                                         --------
                                                         $ 39,539
                                                         ========

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

The debt issuance costs for the 2011 Notes are recorded as a non-current asset and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. There is no material difference between the straight-line method of amortization and the effective interest method with respect to the amortization of the underwriter's discounts and debt issuance costs on the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand and $63 thousand for the three months ended March 31, 2007 and 2006, respectively.

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

The Second Restated Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5 million. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. The Company was not in compliance with this ratio at March 31, 2007 and was granted a compliance waiver for this item from its bank for the period ended March 31, 2007.

On July 14, 2006, the Company and its banks entered into a First Amendment to Second Amended and Restated Revolving Credit Security Agreement (the "First Amendment"). The First Amendment amended the Credit Agreement to (i) modify the borrowing base, (ii) permit any Borrower to guaranty certain indebtedness of any other Borrower, (iii) increase the maximum limit of rental payments for non-capitalized leases from $3 million to $4 million per fiscal year, (iv) permit the Company to repurchase or redeem certain of the Company's 6.25% Convertible Subordinated Notes due January 15, 2011 and (v) consent to make an acquisition by a newly formed indirect subsidiary of the Company pursuant to an asset purchase transaction.

On December 5, 2006, the Company and its banks entered into a Second Amendment to Second Amended and Restated Revolving Credit Security Agreement (the "Second Amendment"). The Second Amendment amended the Credit Agreement to supply a new definition for the loan agreement which reduced the interest rate being charged by 0.5%.

On March 28, 2007, the Company and its banks entered into a Third Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Third Amendment"). The Third Amendment amended the Credit Agreement by (i) amending the definition of EBITDA to exclude from the calculation of EBITDA any non-cash impairment charges against goodwill and other intangible assets incurred by the Company's subsidiary, Tiburon, Inc., during the fiscal year ended December 31, 2006, (ii) increasing the aggregate maximum permissible amount of capital expenditures in any fiscal year to $2.5 million; (iii) permitting the Company, subject to certain conditions, to purchase or redeem up to $8 million of the Company's 6.25% Convertible Subordinated Notes due January 15, 2011, (iv) permitting the Company to deliver its audited financials for the fiscal year ended December 31, 2006 by no later than April 30, 2007 and (v) permitting the Company's annual projected operating budget and cash flow projections be broken down on a quarterly basis versus a monthly basis.

On May 11, 2007, the Company and its banks entered into a Fourth Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Fourth Amendment"). The Fourth Amendment amended the Credit Agreement by a) waiving the event of default by reason of the Company's failure to maintain a fixed charge coverage ratio of 1.1 to 1.0, for the quarter ended March 31, 2007, b) establishing minimum EBITDA figures for the next two quarters, and c) establishing that the Company will not be required to comply with the quarterly fixed charge coverage ratio of 1.1 to 1.0 until the quarter ending December 31, 2007.

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

                 Beginning balance at January 1, 2007            $  410
                 Plus:  accruals for product warranties              75
                 Less:  warranty charges/claims                    (124)
                                                                 -------
                 Ending balance at March 31, 2007                $  361
                                                                 =======

10.  OPERATING SEGMENT INFORMATION

The following segment information includes operating information for CompuDyne's four operating segments, Institutional Security Systems, Attack Protection, Integrated Electronic Systems and Public Safety and Justice in addition to Corporate activities for each of the three months ended March 31, 2007 and 2006.


                                          Revenues                 Gross Profit         Pre-tax Income (loss)
                                          --------                 ------------         ---------------------
                                      2007        2006          2007        2006          2007        2006
                                   ----------  ----------    ----------  ----------    ----------  ----------
Institutional Security Systems     $  11,155   $  13,355     $     986   $   2,173     $  (1,275)  $     136
Attack Protection                      4,437      11,684           967       3,292          (926)      1,205
Integrated Electronic Systems          4,957       3,587         1,308         506           413         184
Public Safety and Justice             10,583      11,844         6,517       6,538          (200)          7
CompuDyne Corporate                        -           -             -           -          (346)       (909)
                                   ----------  ----------    ----------  ----------    ----------  ----------
                                   $  31,132   $  40,470     $   9,778   $  12,509     $  (2,334)  $     623
                                   ==========  ==========    ==========  ==========    ==========  ==========

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

During 2006 we received a letter from a client of our Public Safety and Justice segment indicating their intent to terminate their contract with us for cause. The letter alleges that we failed to complete the project under the terms of the agreement and the applications implemented failed to meet the functionality requirements of the agreement. The customer is seeking a refund of approximately $400 thousand previously paid by them. Costs in excess of billings of approximately $450 thousand related to this project remain as an asset on our books and records as of March 31, 2007. The segment disagrees with the client's views. While the ultimate outcome cannot be predicted, the Company intends to vigorously pursue this matter. The Company has established an accrual for this matter which is included in accounts payable and accrued liabilities on the balance sheet.

On November 21, 2006, CompuDyne Corporation ("CompuDyne") and William Blair Mezzanine Capital Fund II, L.P. ("Blair") entered into a Release and Settlement Agreement with Friedman, Billings, Ramsey Group, Inc. ("FBR"), by which FBR agreed to pay $4.5 million to CompuDyne and Blair, CompuDyne and Blair agreed to release FBR, and FBR has agreed to release CompuDyne and Blair, from any and all causes of action arising out of or relating to, among other things, an offering of CompuDyne common stock in 2001 for which FBR acted as lead underwriter and financial advisor. Blair is a former shareholder of CompuDyne which also sold shares in the 2001 offering. After legal and other expenses and payment of Blair's share of the settlement, the net amount recorded by CompuDyne was approximately $2.8 million which was recorded in additional paid-in capital. At December 31, 2006, $1.3 million in cash was received and the balance of $1.5 million was received in January, 2007.

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

In connection with the acquisition of the assets of Signami, LLC made by the Company in July 2006, the Company issued 93,334 shares to the sellers for which it guaranteed for a 2 year period that upon sale of these securities, the Company would guarantee a price of $7.50 per share for these shares. This period is extended for members precluded from selling their shares due to statutory reasons. Included in other long term liabilities at March 31, 2007 and December 31, 2006 is approximately $133 thousand and $86 thousand representing the fair value of this liability, respectively.

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

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, the ability to secure bid payment and performance bonds, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation and regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to remain in compliance with its bank covenants, delays in government procurement processes, inability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley ("SOX"), the Company's ability to realize anticipated cost savings, the Company's ability to simplify its structure and modify its strategic objectives, and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.

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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Backlog was approximately $117.1 million at March 31, 2007, as shown in the following table:

                            Institutional                    Integrated       Public
                              Security          Attack       Electronic     Safety and      Backlog
      (in thousands)           Systems        Protection       Systems        Justice        Total
                          --------------------------------------------------------------------------
  December 31, 2002           $ 99,527         $ 18,478       $ 11,440       $ 74,867       $204,312
  December 31, 2003           $ 57,258         $ 10,043       $  8,326       $ 63,727       $139,354
  December 31, 2004           $ 49,324         $ 20,803       $  8,299       $ 48,434       $126,860
  December 31, 2005           $ 58,128         $ 28,802       $  7,503       $ 53,705       $148,138
  March 31, 2006              $ 57,030         $ 20,961       $  6,590       $ 43,874       $128,455
  June 30, 2006               $ 51,173         $ 13,593       $  7,393       $ 39,351       $111,510
  September 30, 2006          $ 65,489         $  7,991       $  8,137       $ 40,088       $121,705
  December 31, 2006           $ 64,687         $  5,686       $  7,902       $ 39,067       $117,342
  March 31, 2007              $ 63,868         $  9,299       $  6,208       $ 37,707       $117,082

During the fourth quarter of 2005 the Attack Protection segment was awarded a significant contract to provide its products to a large embassy project. The execution of this contract is complete as of December 31, 2006. Since the award of this contract, the Norshield component of the Attack Protection segment has had limited success in winning new contracts due to competitive factors which has resulted in a significant decline in the backlog of this segment. We are actively pursuing non-embassy work in an effort to generate awards incremental to our embassy work. The overall decline in backlog could lead to a potential decline in future quarterly revenues.

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

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 21.1% of our revenue in the first three months of 2007 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                                           Year Ended December 31, 2006
                                     --------------------------------------------------------------------
      (in thousands)                 One-time Revenue     %     Recurring Revenue     %           Total
                                     ----------------   -----   -----------------   -----       ---------
Institutional Security Systems            $  9,969       32.0          1,186         3.8         $ 11,155
Attack Protection                            4,437       14.2              -           -            4,437
Integrated Electronic Systems                4,020       12.9            937         3.0            4,957
Public Safety and Justice                    6,151       19.8          4,432        14.3           10,583
                                          --------                  --------                     --------
     Total                                $ 24,577       78.9       $  6,555        21.1         $ 31,132
                                          ========                  ========                     ========

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

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status. CompuDyne's aggregate worldwide market value as of June 30, 2006, the last business day of CompuDyne's second fiscal quarter, was also less than $50 million; as such CompuDyne continued to be classified as a non-accelerated filer for the year ended December 31, 2006.

Prior to the issuance of the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, was not required to comply with
Section 404 for the years ended December 31, 2005 and 2006.

Results of Operations

THREE MONTHS ENDED MARCH 31, 2007 and 2006

Revenues. The Company had revenues of $31.1 million and $40.5 million for the three months ended March 31, 2007 and March 31, 2006, respectively, representing a decrease of $9.3 million or 23.1%. As discussed below, the decrease occurred primarily due to lower revenues in our ISS, AP and PS&J segments, offset in part by an increase in revenues from our IES segment.

Revenues from the Institutional Security Systems segment were $11.2 million for the three months ended March 31, 2007, a decrease from $13.4 million for the three months ended March 31, 2006, representing a decrease of $2.2 million or 16.5%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year and the delay in the start of some projects. Although backlog increased significantly during the second half of 2006, it was not at a significantly high enough level prior thereto to maintain its revenue levels. Backlog was $63.9 million and $57.0 million at March 31, 2007 and March 31, 2006, respectively. Several of ISS' recently won awards were delayed and/or not yet available to be worked on by us. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $4.4 million for the three months ended March 31, 2007, a decrease from $11.7 million for the same period of 2006, representing a decrease of $7.2 million or 62.0%. This segment is composed of two primary product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended March 31, 2007 the Norshield line experienced a 73.2% decrease in revenues as compared to the three months ended March 31, 2006. The decrease in revenue of $8.0 million in the Norshield line is a direct result of execution on an award of a major contract won in the fourth quarter of 2005. To date, this contract has not been replaced via the winning of a sufficient new award(s) to replace the volume from this large completed contract. Execution on this contract began immediately upon award. The Fiber SenSys line experienced a 89.3% increase in revenues for the comparable period. Fiber SenSys' revenue increase is a result of the rollout of its next generation product, which until its testing was completed and accepted at the end of the second quarter of 2006, negatively impacted 2006 revenues.

Revenues from the Integrated Electronic Systems segment were $5.0 million for the three months ended March 31, 2007, an increase from $3.6 million for the same period of 2006, representing an increase of $1.4 million or 38.2%. This increase was largely a result of the acquisition of the assets and certain liabilities of Signami during the third quarter of 2006. IES is currently performing work under a long term contract with the Bureau of Engraving & Printing (BEP). Due to multiple protests by the incumbent contractor, BEP has decided to put the contract out for re-bid in May/June 2007. This contract, originally won in 2005, is a 5 year, $25 million security contract. In the event IES is unsuccessful in winning the re-bid of this contract, this segment's revenues will be significantly adversely impacted.

Revenues from the Public Safety and Justice segment were $10.6 million for the three months ended March 31, 2007, a decrease from $11.8 million for the same period of 2006, representing a decrease of $1.3 million or 10.6%. The decline was primarily the result of lower backlogs and an increased focus on developing our next generation products. Revenues were also impacted by low contract signings in 2006, which resulted in the segment's low backlog level.

Expenses. Cost of sales of $21.3 million for the three months ended March 31, 2007 was down $6.6 million or 23.6% from $28.0 million during the same period of 2006. The larger percentage decrease in cost of sales as compared to the percentage decrease in sales resulted in an increased gross profit percentage of 31.4% for the three months ended March 31, 2007, as compared to 30.9% for the three months ended March 31, 2006.

Cost of sales in the Institutional Security Systems segment of $10.2 million for the three months ended March 31, 2007 were down $1.0 million or 9.1%, from $11.2 million during the same period of 2006. This decrease, coupled with the related sales decrease of this segment of 16.5%, resulted in a 7.4% decrease in the gross profit percentage to 8.8% from 16.3% for the three months ended March 31, 2006. The decrease in the gross profit percentage is largely a result of ISS' fixed costs now being absorbed by a smaller revenue base during the first quarter of 2007.

Cost of sales in the Attack Protection segment of $3.5 million for the three months ended March 31, 2007 decreased $4.9 million or 58.7% from $8.4 million during the same period of 2006. This decrease was less than the related sales decrease of 62.0%, resulting in a 6.4% decrease in the gross profit percentage to 21.8% from 28.2% during the three months ended March 31, 2006. The principal reason for the decrease in the gross profit percentage during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, was a shift in product mix and a decrease in facility utilization as a result of the significant decrease in sales of this segment.

Cost of sales in the Integrated Electronic Systems segment of $3.6 million for the three months ended March 31, 2007 increased $0.6 million or 18.4% from $3.1 million during the same period of 2006. This increase was largely the result of the acquisition of Signami in July 2006, whose gross margins tend to be higher than this segment's historical margins. This increase was less than the related sales increase of this segment of 38.2%, resulting in a 12.3% increase in the gross profit percentage to 26.4% as compared to 14.1% in the three months ended March 31, 2006. Substantially all of the projects awarded in this segment are discrete projects.

Cost of sales in the Public Safety and Justice segment of $4.1 million for the three months ended March 31, 2007 was down $1.2 million or 23.4% from $5.3 million during 2006. This decrease was greater than the related sales decrease of this segment of 10.6%, resulting in a 6.4% increase in the gross profit percentage to 61.6% from 55.2% in the three months ended March 31, 2006. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses (SG&A) were $9.3 million for the three months ended March 31, 2007, a decrease of $0.4 million or 4.5% from $9.7 million for the same period of 2006. Much of the Company's SG&A expenses are fixed. As a percentage of revenues SG&A grew to 29.9% from 24.1% during the first quarter of 2007 as compared to the first quarter of 2006. The Company was unable to reduce its SG&A expenses in line with the reduction in its revenue.

In conjunction with the acquisition of the assets of Signami in July 2006 and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                                  March 31,
                                                    2007             Life
                                               (in thousands)     (in years)
                                               --------------     ----------
           Software                               $    630             5
           Non Compete Agreements                      460             5
           Customer Relationships                      780             5
           Trademark, tradename                         60        indefinite
                                                  --------
                                                  $  4,494
                                                  ========

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $114 thousand for the three months ended March 31, 2007, which is included in operating expenses.

Research and development expenses were $2.4 million for the three months ended March 31, 2007, an increase of $0.6 million or 34.2% from $1.8 million for the three months ended March 31, 2006. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. During the first quarter of 2006 R&D employees were reassigned to revenue producing activities to enhance 2006 revenues. This did not occur in 2007, resulting in more R&D effort in the first quarter of 2007 as compared to first quarter of 2006.

Pre-Tax Income. The Company had a pre-tax loss of $2.3 million for the three months ended March 31, 2007 compared to pre-tax income of $0.6 million for the three months ended March 31, 2006. As discussed below, the decreased pre-tax income occurred primarily in the ISS and AP segments, partially offset by a smaller loss in the corporate segment.

Pre-tax loss from the Institutional Security Systems segment was $1.3 million for the three months ended March 31, 2007, a decrease from a pre-tax income of $136 thousand for the three months ended March 31, 2006. This decrease was largely a result of this segment's sales decline.

Pre-tax loss from the Attack Protection segment was $0.9 million for the three months ended March 31, 2007, a decrease from the $1.2 million pre-tax income for the three months ended March 31, 2006. This decrease in pre-tax income for this segment is attributable to the significant decrease in this segment's revenues, amplified by the fact that products with higher margins were sold during 2006 as compared to 2007.

Pre-tax income from the Integrated Electronic Systems segment was $413 thousand for the three months ended March 31, 2007, an increase from a $184 thousand pre-tax income for the three months ended March 31, 2006. This increase in pre-tax income is a result of the increased revenue generated by this segment in 2007 as compared to 2006, which includes revenues from the new signals intercept business of Signami acquired by Integrated Electronic Systems during the third quarter of 2006, which contributed revenues with higher margins to this segment.

Pre-tax loss from the Public Safety and Justice segment was $0.2 million for the three months ended March 31, 2007. This compares to break even for the three months ended March 31, 2006. This decrease was largely a result of this segment's sales decline.

Pre-tax loss at the Corporate level was $0.3 million for the three months ended March 31, 2007 as compared to a pre-tax loss of $0.9 million for the three months ended March 31, 2006. Decreased audit and related costs in addition to increased interest income account for the majority of the decreased loss.

Interest expense was $0.8 million for the three months ended March 31, 2007 and March 31, 2006. The following table compares the weighted average of the
Company's  three  months  ended  March  31,  2007  and  2006  interest   bearing
borrowings, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                      Monthly Weighted          Monthly Weighted
                                       Average - 2007            Average - 2006
                                     Amount                    Amount
                                 (in thousands)   Rate     (in thousands)   Rate
                                 --------------   ----     --------------   ----
     Industrial revenue bonds      $    3,125     6.0%       $    3,565     5.5%
     Subordinated borrowings       $   40,250     6.3%       $   40,250     6.3%

The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $0 thousand and $42 thousand for the three months ended March 31, 2007 and 2006, respectively.

In addition the Company recorded the following non-cash interest expense, for the periods ended March 31, in thousands:

         Amortization and write-off               2007              2006
                                                --------          --------
          of deferred financing charges         $    82           $    82

Taxes on Income. The effective tax rate was 0% for the three months ended March 31, 2007 and the effective tax rate was a benefit of 2.5% for the three months ended March 31, 2006. The tax benefit for the three months ended March 31, 2006 is primarily a result of $200 thousand previously recorded as a reserve for uncertain tax positions which was no longer needed, partially offset by state tax expenses. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not the assets will be realized.

Net Income (Loss). The Company reported a net loss of $2.3 million for the three months ended March 31, 2007 and net income of $0.8 million for the three months ended March 31, 2006. Diluted loss per share was $.28 for the three months ended March 31, 2007 compared to earnings per share of $.10 for the three months ended March 31, 2006. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.4 million and 8.2 million for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, the Company had working capital of $29.7 million compared with $31.0 million as of December 31, 2006.

Net cash provided by operating activities was $0.5 million during the three months ended March 31, 2007 versus $4.8 million provided by operating activities during the three months ended March 31, 2006. The largest component of cash provided by operating activities was a decrease in prepaid expenses and other current assets of $2.6 million, which was partially offset by a decrease in accounts payable and accrued liabilities of $1.2 million.

Net cash provided by investing activities was $2.4 million for the three months ended March 31, 2007 compared to net cash used in investing activities of $1.7 million in the three months ended March 31, 2006. In the three months ended
March 31, 2007, the net of marketable securities bought and redeemed was an increase of cash of $2.7 million. In the three months ended March 31, 2006 the net purchase of marketable securities was $1.4 million.

Net cash provided by financing activities amounted to $41 thousand for the three months ended March 31, 2007 compared with net cash used in financing activities of $0.4 million in the three months ended March 31, 2006.

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

On November 21, 2006, the Company and William Blair Mezzanine Capital Fund II, L.P. ("Blair") entered into a Release and Settlement Agreement with Friedman, Billings, Ramsey Group, Inc. ("FBR"), by which FBR agreed to pay $4.5 million to the Company and Blair, the Company and Blair agreed to release FBR, and FBR agreed to release the Company and Blair, from any and all causes of action arising out of or relating to, among other things, an offering of the Company common stock in 2001 for which FBR acted as lead underwriter and financial advisor. Blair is a former shareholder of the Company who also sold shares in the 2001 offering. After legal and other expenses and payment of Blair's share of the settlement, the net amount recorded by the Company was approximately $2.7 million which is recorded in additional paid-in capital.

On December 19, 2005, the Company and its bank entered into a Second Amended and Restated Revolving Credit and Security Agreement (the "Credit Agreement"). The Credit Agreement amended and restated the Company's Amended and Restated Credit Agreement dated March 31, 2004.

In connection with the execution of the Credit Agreement, the Company provided the bank with collateral that includes all receivables, equipment, general intangibles, inventories, investment property, real property and a security interest in its subsidiary stock. The Credit Agreement allows the Company to obtain revolving advances in a principle amount of up to $20 million. Revolving advances are limited by a borrowing base formula based upon the value of the Company's receivables, inventories, fixed assets, real property, and issued and outstanding letters of credit. The maximum aggregate face amount of letters of credit that may be drawn under the Credit Agreement is limited to $18 million. The Credit Agreement matures on December 18, 2008.

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

The Credit Agreement contains various affirmative and negative covenants including financial covenants. The Company is required to maintain an unrestricted undrawn borrowing base availability of at least $5 million. Commencing with the fiscal quarter ended June 30, 2006, the Company is required to maintain a fixed charge coverage ratio of at least 1.1 to 1.0. The Company was not in compliance with this ratio at March 31, 2007 and was granted a compliance waiver for this item from its bank for the period ended March 31, 2007.

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

On March 28, 2007, the Company and its banks entered into a Third Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Third Amendment"). The Third Amendment amended the Credit Agreement by (i) amending the definition of EBITDA to exclude from the calculation of EBITDA any non-cash impairment charges against goodwill and other intangible assets incurred by the Company's subsidiary, Tiburon, Inc., during the fiscal quarter ended December 31, 2006, (ii) increasing the aggregate maximum permissible amount of capital expenditures in any fiscal year to $2.5 million; (iii) permitting the Company, subject to certain conditions, to purchase or redeem up to $8 million of the Company's 6.25% Convertible Subordinated Notes due January 15, 2011, (iv) permitting the Company to deliver its audited financials for the fiscal year ended December 31, 2006 by no later than April 30, 2007 and (v) permitting the Company's annual projected operating budget and cash flow projections to be broken down on a quarterly basis versus a monthly basis.

On May 11, 2007, the Company and its banks entered into a Fourth Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Fourth Amendment"). The Fourth Amendment amended the Credit Agreement by a) waiving the event of default by reason of the Company's failure to maintain a fixed charge coverage ratio of 1.1 to 1.0, for the quarter ended March 31, 2007 b) establishing minimum EBITDA figures for the next two quarters, and c) establishing that the Company will not be required to comply with the quarterly fixed charge coverage ratio of 1.1 to 1.0 until the quarter ending December 31, 2007.

The Company's total outstanding borrowings at March 31, 2007 amounted to approximately $43.4 million, less broker's discounts in the amount of $0.7 million. The 2011 Notes accounted for $39.5 million, net of broker's discounts, of these borrowings. The remaining amount of $3.1 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.1 million and $2.0 million. The average interest rate charged to the Company at March 31, 2007 for its industrial revenue bonds was 3.8%. The variable interest rate for these borrowings fluctuated between 3.58% and 4.16% during the three months ended March 31, 2007 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

At March 31, 2007 the Company had $16.8 million of unused availability under the Second Restated Credit Agreement, subject to the availability of collateral under its line of credit.

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

The Company recorded significant losses in fiscal 2004, 2005, 2006 and the first three months of 2007. We recognize that sustaining profitability is a critical objective which the Company must attain. The Company continued to have a significant amount of cash and marketable securities on its balance sheet at March 31, 2007, however, the Company must achieve sustained profitability prior to depleting its current cash and marketable securities.

Off-Balance Sheet Arrangements

Other than the Company's letters of credit, which amounted to $3.1 million at March 31, 2007, the Company has no other material off balance sheet liabilities.

Additional Considerations

Bid Bonds and Payment and Performance Bonds
In the conduct of our business we are often required by our customers to obtain bid bonds and payment and/or performance bonds. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 60% of ISS' revenue has come from jobs where payment and performance bonds are required and for PS&J, 19% of its revenue has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to obtain the bonding needed to secure certain of its projects. As of March 31, 2007, the Company was required to provide collateral to its primary bonding company which it did by placing cash, invested in a money market mutual fund, as collateral in the amount of $7.5 million. If we are unable to obtain such bonds for any reason, or if the terms, particularly collateral requirements, of the bonds are not within our financial means, it would significantly diminish our ability to secure new contracts, and consequently our financial performance and results of operations may be materially adversely affected.

Cost Containment
Due to current economic conditions, the Company's losses in 2004, 2005, 2006 and the first three months of 2007, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of significant selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's backlog amounted to $117.1 million at March 31, 2007. This was a decrease of 0.2% from the Company's December 31, 2006 backlog of $117.3 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                      March 31,     December 31,
                                                        2007           2006
                                                     -----------    -----------
           Institutional Security Systems            $    63,868    $    64,687
           Attack Protection                               9,299          5,686
           Integrated Electronic Systems                   6,208          7,902
           Public Safety and Justice                      37,707         39,067
                                                     -----------    -----------
                   Total                             $   117,082    $   117,342
                                                     ===========    ===========

The level of backlog which generally is lower than historical levels could lead to a potential decline in future quarterly revenues.

Included in the backlog of the ISS, AP and PS&J segments at March 31, 2007 is $18.7 million, $3.3 million and $2.6 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. These awards are expected to result in signed contracts over the next twelve months.

Corporate Reorganization
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Integrated Electronics Systems group, formerly known as Quanta Systems Corporation, was re-formed as CompuDyne-Integrated Electronics Division, LLC. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

Critical Accounting Policies and Estimates
A complete description of the Company's significant accounting policies appears in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Percentage of Completion Accounting and Revenue Recognition.
A majority of the Company's revenues are derived from long-term contracts where revenue is recognized under the percentage of completion method of accounting. The Company's software related contracts utilize labor hours incurred to date on a project, divided by the total expected project hours to determine the completion percentage. The Company's construction contracts utilize costs incurred to date on a project, divided by the total expected project costs to determine the completion percentage. Both of these methods require considerable judgment and, as such, the estimates derived at any point in time could differ significantly from actual results. These estimates affect many of the balance sheet and statement of operations accounts including total revenue, cost of sales, accounts receivable, contract costs in excess of billings and billings in excess of contract costs incurred. Revenues from these contracts are classified as contract revenues earned on the statement of operations.

Change orders are modifications of an original contract that effectively change the provisions of the contract without adding new provisions. They may be initiated by either us as the contactor, or by the customer, and include changes in specifications or design, method or manner of performance, facilities, equipment, materials, site, and period for completion of the work.

Change orders approved by the customer and us regarding both scope and price are reflected as an adjustment to the revenue and costs of the contract. Costs attributable to unpriced change orders are treated as costs of contract performance in the period in which the costs are incurred if it is not probable that the costs will be recovered through a change in the contract price. When it is probable that the costs will be recovered through a change in the contract price, the costs are deferred until the parties have agreed on the change in contract price. Change orders that are in dispute or are unapproved in regard to both scope and price, are evaluated as claims. Customer termination of a contract results in the Company's ceasing of any further revenue recognition and any existing assets at that date are evaluated for collectibility under the contractual terms.

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

Warranty accruals are estimated and recorded at the time products are sold or services are rendered. They are established using historical information on the nature, frequency and average cost of warranty claims. The Company warrants numerous products, the terms of which vary widely. In general, the Company warrants its products against defect and specific non-performance.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $13.3 million and $4.0 million, respectively, and intangible assets subject to amortization totaled approximately $3.3 million, net, at March 31, 2007. The Company cannot predict the occurrence of events that might adversely affect these values.

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

Market Risk
On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at March 31, 2007 is approximately $3.1 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, in the event interest rates increase dramatically the increase in interest expense to the Company could be material to the results of operations of the Company.

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

In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operation.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of an uncertain tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The  Company  adopted  the  provisions  of  FIN  48  on  January  1,  2007.  The implementation of FIN 48 did not have a material impact on CompuDyne Corporation's financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various states and foreign jurisdictions.

At the adoption date on January 1, 2007 and as of March 31, 2007 the company did not have any unrecognized tax benefits and recorded no cumulative effect adjustments related to the adoption of Fin 48. The Company does not anticipate any material increase to its unrecognized tax benefits within the next twelve months.

All federal and state tax filings for CompuDyne Corporation and its subsidiaries as of December 31, 2005 have been timely filed. There are currently no federal or state examinations in process. The Company's last federal income tax audit closed all tax years through December 31, 2003. The Company files income tax returns in numerous states and generally the years subject to examination include December 31, 2003 through the current year.

The Company has decided to recognize interest and penalties as a component of tax expense. During the years ended December 31, 2006, and 2005 and the quarter ended March 31, 2007, the Company did not recognize any interest or penalties in its results of operations related to unrecognized tax benefits.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of March 31, 2007. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at March 31, 2007.

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

                        Financial Instruments by Expected Maturity Date

    Notes Payable           Variable                                   Fixed
     Year Ending            Rate ($)         Average Variable         Rate ($)          Average Fixed
     December 31         (in thousands)       Interest Rate        (in thousands)       Interest Rate
    -------------        -------------        -------------        -------------        -------------
    2007 (remaining)       $    440               3.80%              $      -                  -
    2008                        440               3.80%                     -                  -
    2009                        440               3.80%                     -                  -
    2010                        440               3.80%                     -                  -
    2011                        440               3.80%                40,250               6.25%
    Thereafter                  925               3.80%                     -                  -
                           --------                                  --------
    Total                  $  3,125               3.80%              $ 40,250               6.25%
    Fair Value             $  3,125                                  $ 37,936               8.24%

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

PART II - OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities.

As of the fiscal quarter ended March 31, 2007, the Company was not in compliance with its Second Amended and Restated Revolving Credit and Security Agreement, as amended, by virtue of the Company's failure to maintain a fixed charge coverage ratio of 1.1 to 1.0. On May 11, 2007 the Company and its banks entered into a Fourth Amendment to Second Amended and Restated Revolving Credit and Security Agreement, which amendment, inter alia, waived the event of non-compliance related to the fixed charge coverage ratio for the fiscal quarter ended March 31, 2007.

Item 6:  Exhibits.

Exhibits -

     10(A) Third Amendment to the Second Amended and Restated Revolving Credit and Security Agreement dated March 28, 2007 by and among CompuDyne Corporation, its subsidiaries and PNC Bank National Association, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed on March 30, 2007.

     10(B) Employment  Agreement  between  CompuDyne  Corporation  and  Geoffrey
          Feidelberg dated April 10, 2007,  herein  incorporated by reference to
          Exhibit 10.1 to Registrants 8-K filed on April 13, 2007.

     10(C) *Fourth Amendment to the Second Amended and Restated Revolving Credit and Security Agreement dated May 11, 2007 by and among CompuDyne Corporation, its subsidiaries and PNC Bank National Association filed herewith.

     31.1 *Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a), filed herewith.

     31.2 *Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a), filed herewith.

     32.1 *Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.

     32.2 *Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith.


         * Filed herewith

SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               COMPUDYNE CORPORATION



Date: May 15, 2007                             /s/ Martin Roenigk
                                               ------------------
                                               Martin Roenigk
                                               Chief Executive Officer


                                               /s/ Geoffrey F. Feidelberg
                                               --------------------------
                                               Geoffrey F. Feidelberg
                                               Chief Financial Officer