Form 10-K/A
period 2006-12-31
COMPUDYNE CORP
filed 2007-08-01
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                           Yes []                NO [X]

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                           Yes []                NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
                                  past 90 days.
                           Yes []                NO [X]

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

                       Indicate by check mark whether the
                        registrant is a large accelerated
                        filer, an accelerated filer, or a
                           non-accelerated filer. See
                        definition of "accelerated filer
                         and large accelerated filer" in
                         Rule 12b-2 of the Exchange Act.
                                  (Check one):
       Large accelerated filer [] Accelerated filer [] Non-accelerated filer [X]


     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                            Yes []              NO [X]


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

      Documents incorporated by reference: Portions of the Proxy Statement relating to the 2007 Annual Meeting of Shareholders are incorporated in Part III of the Annual Report on Form 10-K filed on April 11, 2007.

                                EXPLANATORY NOTE

CompuDyne Corporation (the "Company") is filing this Amendment No. 2 on Form 10 K/A ("Amendment No. 2") to its Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the "Commission") on April 11, 2007 (the "Annual Report"), as amended by Amendment No. 1 on Form 10-K/A filed with the Commission on May 14, 2007 to (i) amend and restate Item 15 to include certain amendments to the Company's Articles of Incorporation and By-Laws (exhibits 3(A)(3), 3(A)(4), 3(B)(2) and 3(B)(3)), which were previously filed with the Commission, and the Company's Employee Stock Purchase Plan (exhibit 10(O)), and to make other minor revisions to Item 15, and (ii) to include the signature page for the Annual Report with conformed signatures for all of the signatories. The Company unintentionally omitted the above identified exhibits and the conformed signatures for the members of its Board of Directors in the Annual Report filed via EDGAR on April 11, 2007. In order to preserve the nature and character of the disclosures as originally filed, except to make the revisions described above, no attempt has been made in this Amendment No. 2 to modify or update disclosures as presented in the Company's Annual Report for events that occurred subsequent to its original filing on April 11, 2007. Accordingly, this Amendment No. 2 should be read in conjunction with the Company's subsequent filings with the Commission. Unaffected items have not been repeated in this Amendment No. 2.

ITEM 15. INDEX TO EXHIBITS

                              COMPUDYNE CORPORATION
                                INDEX TO EXHIBITS
                                  (Item 15(b))

2(A) Agreement and Plan of Merger dated May 8, 1996, herein incorporated by reference to Exhibit 3(B) to Registrant's 10-K filed April 3, 1997.

3(A)(1) Articles of Incorporation of CompuDyne Corporation, filed with the Secretary of State of the State of Nevada on May 8, 1996, herein incorporated by reference to Registrant's Proxy Statement dated May 13, 1996 for its 1996 Annual Meeting of Shareholders.

3(A)(2) Amendment to the Articles of Incorporation of CompuDyne Corporation increasing the number of authorized common shares, filed with the Secretary of State of the State of Nevada on February 16, 2001, herein incorporated by reference to Exhibit 3(B) to the Registrant's 10-K filed March 28, 2001.

3(A)(3) Description of Terms of Preference Stock entitled Series E Preferred Stock, filed with the Secretary of State of the State of Nevada on May 2, 2002, herein incorporated by reference to Exhibit 4 to the Registrant's Registration Statement on Form S-4 filed March 25, 2002.

3(A)(4) Amendment to the Articles of Incorporation of CompuDyne Corporation increasing the number of authorized shares of capital stock, filed with the Secretary of State of the State of Nevada on November 8, 2004, herein incorporated by reference to the Registrant's Proxy Statement dated April 29, 2004 for its 2004 Annual Meeting of Shareholders.

3(B)(1) By-Laws of CompuDyne Corporation, as amended by the First Amendment to the By-Laws of CompuDyne Corporation dated January 28, 1997 and the Second Amendment to the By-Laws of CompuDyne Corporation dated October 16, 2001, herein incorporated by reference to Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q filed November 14, 2001.

3(B)(2) Amendment to the By-Laws of CompuDyne Corporation dated April 14, 2004, herein incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed May 7, 2004.

3(B)(3) Amendment to the By-Laws of CompuDyne Corporation dated June 30, 2004, herein incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed July 30, 2004.

4(A) CompuDyne Corporation to Wachovia Bank of Delaware, National Association as Trustee Indenture dated January 15, 2004, filed as
              Exhibit 4.1 to Form 10-Q filed on May 1, 2006.

4(B) Specimen Note included as Exhibit A to Exhibit 4.1 of Form 10-Q filed on May 1, 2006.

10(A)(1)#     Amended and Restated CompuDyne Corporation 1996 Stock Incentive
              Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 27, 2004 for its 2004
              Annual Meeting of Shareholders.

10(A)(2)#     Amendment 2005-1 to the Amended and Restated CompuDyne Corporation
              1996 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated
              April 29, 2005 for its 2005 Annual Meeting of Shareholders.

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

10(C)(3) Second Amendment to Amended and Restated Credit Agreement and Amendment to Securities Pledge Agreement dated March 4, 2005 by and among CompuDyne Corporation, its subsidiaries, certain participating lenders and PNC Bank, National Association in its capacity as agent for the lenders, herein incorporated by reference to Exhibit 10.1 to registrant's 8-K filed on March 7, 2005.

10(C)(4) Third Amendment to Amended and Restated Credit Agreement dated November 17, 2005 by and among CompuDyne Corporation and PNC Bank, National Association, and Sixth Amended and Restated Revolving Note dated November 17, 2005, herein incorporated by reference to Exhibits 10.1 and 10.2 to Registrant's 8-K filed on November 21, 2005.

10(C)(5) Second Amended and Restated Revolving Credit and Security Agreement dated December 19, 2005 by and among CompuDyne Corporation, its subsidiaries and PNC Bank, National Association, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed on December 19, 2005.

10(D)(1)#     CompuDyne Corporation 1996 Stock Option Plan for Non-Employee
              Directors, as amended, herein incorporated by reference to Registrant's Proxy Statement dated April 30, 2003 for its 2003
              Annual Meeting of Shareholders.

10(D)(2)#     Amendment 2005-1 to the CompuDyne Corporation 1996 Stock Option
              Plan for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005
              Annual Meeting of Shareholders.

10(E)# Non-Qualified Stock Option Agreement dated August 21, 1995 by and between Martin A. Roenigk and CompuDyne Corporation, herein incorporated by reference to Exhibit 99.3 to Registrant's Form 8-K filed September 5, 1995.

10(F)*#       Description of Compensatory Arrangements.

10(G)# 2005 Stock Option Plan for Non-Employee Directors, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(H)# 2005 Stock Incentive Compensation Plan for Employees, herein incorporated by reference to Registrant's Proxy Statement dated April 29, 2005 for its 2005 Annual Meeting of Shareholders.

10(I)# CompuDyne Corporation Retention Plan for Selected Employees, herein incorporated by reference to Exhibit 10.1 to Registrant's 8-K filed July 1, 2005.

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

10(M)# Employment Agreement between CompuDyne Corporation and Mr. Bradley Wiggins herein, incorporated by reference to Exhibit 10.1, filed on Form 8-K on November 30, 2006.

10(N) The Third Amendment to the Second Amended and Restated Revolving Credit and Security Agreement dated March 28, 2007 by and among CompuDyne Corporation, subsidiaries of the Company as co-borrowers and PNC Bank, National Association, herein incorporated by reference to Exhibit 10.1, filed on Form 8-K on March 30, 2007.

10(O)**       CompuDyne Corporation Employee Stock Purchase Plan.

21*           Subsidiaries of the Registrant.

23.1* Consent of Independent Registered Public Accounting Firm - Aronson & Company.

23.2* Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP.

31.1** Certification by Mr. Martin Roenigk, Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer pursuant to Rule 13a-14(a).

32.1 Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer.

32.2** Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer.

* Filed as an exhibit to the Form 10-K dated April 11, 2007.

** Filed as an exhibit to this Form 10-K/A.

# Compensation plans and arrangements for executives and others.

------------

     Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMPUDYNE CORPORATION
                                (Registrant)


                                By:    /s/ Martin Roenigk
                                     -------------------------------------------
                                           Martin Roenigk
                                           Chief Executive Officer


                                By:    /s/ Geoffrey F. Feidelberg
                                     -------------------------------------------
                                         Geoffrey F. Feidelberg
Dated:  August 1, 2007                   Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 2007.





         /s/  Martin A. Roenigk                                             /s/  David W. Clark, Jr.                Director
------------------------------------   Director, Chairman, President   ---------------------------------------
Martin A. Roenigk                      and Chief Executive Officer     David W. Clark, Jr.
                                       (Principle Executive Officer)

         /s/  John H. Gutfreund        Director                            /s/  Ronald J. Angelone                  Director
------------------------------------                                   ---------------------------------------
John H. Gutfreund                                                      Ronald J. Angelone

          /s/  Albert R. Dowden        Director                           /s/  Wade B. Houk                         Director
------------------------------------                                   ------------------------------
Albert R. Dowden                                                       Wade B. Houk

  /s/  Geoffrey F. Feidelberg
----------------------------------     Director, Chief Financial
Geoffrey F. Feidelberg                 Officer and Treasurer
                                       (principle Financial and
                                       Accounting Officer)


                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2007.

                                       COMPUDYNE CORPORATION

                                  By:            /s/ Martin Roenigk
                                            ------------------------------------
                                                 Chief Executive Officer