Form 10-Q
period 2007-06-30
COMPUDYNE CORP
filed 2007-08-13
CIK 22912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2007

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

     As of August 9, 2007, a total of 8,438,615 shares of Common Stock, $.75 par value, were outstanding.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                                      INDEX




                                                                        Page No.
                                                                        --------
Part I.  Financial Information

     Item 1. Financial Statements - Unaudited

          Consolidated Balance Sheets - June 30, 2007
          and December 31, 2006                                              3

          Consolidated Statements of Operations -
          Three Months and Six Months Ended June 30, 2007 and 2006           4

          Consolidated Statement of Changes in Shareholders' Equity -
          Six Months Ended June 30, 2007                                     5

          Consolidated Statements of Cash Flows -
          Six Months Ended June 30, 2007 and 2006                            6

          Notes to Consolidated Financial Statements                      7-18

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               19-33

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                              34

     Item 4. Controls and Procedures                                        35

Part II. Other Information                                               36-37

     Signature                                                              38

                          ITEM 1. FINANCIAL STATEMENTS

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                  June 30,        December 31,
                            ASSETS                  2007              2006
                                                 ----------       ------------
Current Assets
     Cash and cash equivalents                   $   8,179        $     7,740
     Marketable securities                           4,882              8,687
     Accounts receivable, net                       31,774             25,534
     Contract costs in excess of billings            9,152             12,031
     Inventories                                     5,348              5,577
     Prepaid expenses and other                      3,066              4,595
                                                 ----------       ------------
        Total Current Assets                        62,401             64,164

Cash equivalents pledged                             7,500              7,500
Property, plant and equipment, net                   9,243              9,630
Goodwill                                            13,275             13,274
Other intangible assets, net                         7,154              7,428
Other                                                1,818              1,954
                                                 ----------       ------------
        Total Assets                             $ 101,391        $   103,950
                                                 ==========       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities    $  13,732        $    14,155
     Billings in excess of contract costs
      incurred                                      10,334              9,221
     Deferred revenue                                7,838              9,305
     Current portion of notes payable                  440                440
                                                 ----------       ------------
        Total Current Liabilities                   32,344             33,121

Notes payable                                        2,385              2,685
Convertible subordinated notes payable, net         39,585             39,492
Deferred tax liabilities                             1,425              1,425
Other                                                  420                388
                                                 ----------       ------------
        Total Liabilities                           76,159             77,111
                                                 ----------       ------------

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, 2,000,000 shares authorized
      and unissued                                       -                  -
     Common stock, par value $.75 per share:
      50,000,000 shares authorized at June 30,
      2007 and December 31, 2006;
      9,301,537 and 9,293,637 shares issued at
      June 30, 2007 and December 31, 2006,
      respectively                                   6,976              6,970
     Additional paid-in-capital                     50,617             50,034
     Accumulated deficit                           (26,086)           (23,956)
     Accumulated other comprehensive (loss)           (397)              (331)
     Treasury stock, at cost; 862,922 shares at
      June 30, 2007 and December 31, 2006           (5,878)            (5,878)
                                                 ----------       ------------
        Total Shareholders' Equity                  25,232             26,839
                                                 ----------       ------------
        Total Liabilities and Shareholders'
         Equity                                  $ 101,391        $   103,950
                                                 ==========       ============

   The accompanying notes are an integral part of these financial statements.

                             COMPUDYNE CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)
                              (in thousands, except per share data)

                                            Three Months Ended              Six Months Ended
                                                  June 30,                       June 30,
                                             2007        2006             2007           2006
                                           ---------   ---------        ---------      ---------
Revenues:
 Contract revenues earned                  $ 19,972    $ 19,256         $ 37,696       $ 41,458
 Maintenance revenue                          6,639       7,312           13,193         13,291
 Other revenues                               8,985      11,826           15,839         24,115
                                           ---------   ---------        ---------      ---------
   Total revenues                            35,596      38,394           66,728         78,864

Cost of sales                                23,246      26,258           44,600         54,219
                                           ---------   ---------        ---------      ---------

Gross profit                                 12,350      12,136           22,128         24,645

Selling, general and administrative
 expenses                                     9,132       9,342           18,383         19,078
Research and development                      2,452       1,934            4,823          3,701
                                           ---------   ---------        ---------      ---------
Income (loss) from operations                   766         860           (1,078)         1,866
                                           ---------   ---------        ---------      ---------

Other expense (income)
 Interest expense                               795         842            1,587          1,657
 Interest income                               (300)       (290)            (647)          (568)
 Other expense (income)                          67          (4)             112           (158)
                                           ---------   ---------        ---------      ---------
   Total other expense                          562         548            1,052            931
                                           ---------   ---------        ---------      ---------

Income (loss) before taxes on income            204         312           (2,130)           935
Income tax expense (benefit)                      -           7                -           (177)
                                           ---------   ---------        ---------      ---------
Net income (loss)                          $    204    $    305         $ (2,130)      $  1,112
                                           =========   =========        =========      =========

Earnings (loss) per share:
--------------------------
Basic income (loss) per common share       $    .02    $    .04         $   (.25)      $    .14
                                           =========   =========        =========      =========

Weighted average number of common
 shares outstanding                           8,438       8,119            8,437          8,119
                                           =========   =========        =========      =========

Diluted income (loss) per common share     $    .02    $    .04         $   (.25)      $    .14
                                           =========   =========        =========      =========

Weighted average number of common
 shares and equivalents                       8,455       8,164            8,437          8,161
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

                            COMPUDYNE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           (unaudited)
                                         (in thousands)

                                                                                   Accumulated
                                                                                      Other
                                                           Additional             Comprehensive
                                             Common Stock   Paid-in   Accumulated    Income     Treasury Stock
                                             Shares Amount  Capital     Deficit      (Loss)     Shares  Amount   Total
                                             ------------- ---------- ----------- ------------- --------------- --------

Balance at January 1, 2007                    9,294 $6,970    $50,034   $(23,956)        $(331)    863 $(5,878) $26,839
Stock options exercised                           8      6         37                                                43
Stock-based compensation                                          546                                               546
                                             ---------------------------------------------------------------------------
 Subtotal                                     9,302  6,976     50,617    (23,956)         (331)    863  (5,878)  27,428
Comprehensive income:
 Net loss                                                                 (2,130)                                (2,130)
Other comprehensive loss, net of tax:
Change in unrealized loss on available for
 sale of marketable securities                                                             (71)                     (71)
Foreign currency translation adjustments                                                     5                        5
                                                                                                                --------
Comprehensive loss                                                                                               (2,196)
                                             ---------------------------------------------------------------------------
Balance at June 30, 2007                      9,302 $6,976    $50,617   $(26,086)        $(397)    863 $(5,878) $25,232
                                             ====== ====== ========== =========== ============= ====== ======== ========

   The accompanying notes are an integral part of these financial statements.

                     COMPUDYNE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                           Six Months Ended
                                                                June 30,
                                                           2007       2006
                                                         ---------  ---------
Cash flows from operating activities:
  Net (loss) income                                      $ (2,130)  $  1,112

Adjustments to reconcile net (loss) income to
net cash (used in) provided by operations:
  Depreciation and amortization                             1,554      1,545
  Amortization of debt discount and financing fees            163        164
  Accretion of premium on marketable securities, net           (3)         -
  Stock-based compensation expense                            546        578

Changes in assets and liabilities:
  Accounts receivable                                      (6,240)     9,129
  Contract costs in excess of billings                      2,879      2,711
  Inventories                                                 229        364
  Prepaid expenses and other current assets                 1,521        141
  Other assets                                                 67         54
  Accounts payable and accrued liabilities                   (423)    (7,496)
  Billings in excess of contract costs incurred             1,113     (1,538)
  Deferred revenue                                         (1,467)    (1,430)
  Other liabilities                                            32        (80)
                                                         ---------  ---------
Net cash flows (used in) provided by operating
 activities                                                (2,159)     5,254
                                                         ---------  ---------

Cash flows from investing activities:
  Purchase of marketable securities                             -     (6,957)
  Redemption of marketable securities                       3,744      4,310
  Additions to property, plant and equipment                 (894)    (1,148)
                                                         ---------  ---------
Net cash flows provided by (used in) investing
 activities                                                 2,850     (3,795)
                                                         ---------  ---------

Cash flows from financing activities:
  Stock options exercised                                      43          3
  Restricted cash                                               -       (571)
  Repayment of notes payable                                 (300)      (300)
                                                         ---------  ---------
Net cash used in financing activities                        (257)      (868)
                                                         ---------  ---------

Effect of exchange rate changes on cash                         5          -
                                                         ---------  ---------

Net change in cash and cash equivalents                       439        591
Cash and cash equivalents at beginning of period            7,740      6,938
                                                         ---------  ---------
Cash and cash equivalents at end of period               $  8,179   $  7,529
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

In the opinion of the Company, the accompanying unaudited consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature, unless otherwise disclosed) that are necessary for the fair presentation of the periods presented. It is suggested that these consolidated unaudited financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report filed with the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2006. Operating results for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of operating results for the entire fiscal year.

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

Comprehensive Income (Loss)
The following table shows the components of comprehensive income (loss), net of income taxes, for the six months ended June 30, 2007 and 2006, in thousands:

                                                  For the Six Months
                                                    Ended June 30,
                                                   2007         2006
                                                 ---------    --------

  Net (loss) income                              $ (2,130)    $ 1,112
  Unrealized gain (loss) on available-for-sale
   securities                                         (71)       (318)
  Foreign currency translation adjustment               5           -
                                                 ---------    --------
  Comprehensive (loss) income                    $ (2,196)    $   794
                                                 =========    ========

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status, (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The adoption of this new accounting pronouncement did not have an impact on our financial position or results of operations as the Company does not have any such plans.

In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operations.

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

The  Company  adopted  the  provisions  of  FIN  48  on  January  1,  2007.  The implementation of FIN 48 did not have a material impact on CompuDyne Corporation's financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.

At the adoption date on January 1, 2007 and as of June 30, 2007 the company did not have any unrecognized tax benefits and recorded no cumulative effect adjustments related to the adoption of Fin 48. The Company does not anticipate any material increase to its unrecognized tax benefits within the next twelve months.

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

The Company recognizes interest and penalties as a component of tax expense. During the years ended December 31, 2006, and 2005 and the six months ended June 30, 2007, the Company did not recognize any interest or penalties in its results of operations related to unrecognized tax benefits.

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

Stock options to purchase 1,245,000 shares for the three months ended June 30, 2007 and stock options and warrants to purchase 1,424,297 shares for the three months ended June 30, 2006 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the three months ended June 30, 2007,and 2006 as the effect is antidilutive.

Stock options to purchase 1,165,000 shares for the six months ended June 30, 2007 and stock options and warrants to purchase 1,464,733 shares for the six months ended June 30, 2006 were not dilutive and, therefore, were not included in the computation of diluted earnings per common share. Additionally, the 2,897,768 shares issuable upon conversion of the 6.25% Convertible Subordinated Notes due January 15, 2011 (the "2011 Notes") are excluded for the six months ended June 30, 2007,and 2006 as the effect is antidilutive.

The computations of the Company's basic and diluted earnings per common share amounts were as follows:

                                          Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                            2007      2006      2007      2006
                                          --------  --------  --------  --------
                                          (in thousands, except per share data)
 Net income (loss)                        $   204   $   305   $(2,130)  $ 1,112
                                          ========  ========  ========  ========

 Weighted average common shares
  outstanding                               8,438     8,119     8,437     8,119
 Effect of dilutive stock options and
  warrants                                     17        45         -        42
                                          --------  --------  --------  --------
 Diluted weighted average number of
  common shares outstanding                 8,455     8,164     8,437     8,161
                                          ========  ========  ========  ========

 Net income (loss) per common share
 Basic                                    $   .02   $   .04   $  (.25)  $   .14
 Diluted                                  $   .02   $   .04   $  (.25)  $   .14

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

The 2011 Notes contain contingent participation rights. The participation rights are contingent upon the ability, based on the undistributed earnings for the period, of the Company to declare and distribute dividends per share equal to or in excess of the per share fair value of the Company's common stock. The contingency was not met for the years ended December 31, 2006, 2005 and 2004 or the six months ended June 30, 2007. Accordingly, no undistributed earnings have been allocated to the 2011 Notes. The 2011 Notes provide that "if the portion of the cash so distributed applicable to one share of Common Stock is equal to or greater than the Current Market Price on the Record Date [of the dividend declared], in lieu of the foregoing adjustment [to the conversion price], adequate provision shall be made so that each Noteholder shall have the right to receive upon conversion the amount of cash such holder would have received had such holder converted each Note on the Record Date." Under EITF 03-06, the assessment as to whether the contingency criteria have been met must be made each reporting period. This determination is made without regard to the participation rights of the convertible notes. Under the consensus reached for Issue 3 of EITF 03-06, the criteria could be met even if the dividend were not declared. The consensus also permits consideration of avoiding allocation to the participating securities in certain events. At each reporting period, the Company assesses whether the contingency criteria have been met and consequently if undistributed earnings should be allocated to participating securities.

3.   STOCK-BASED COMPENSATION

Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment." This statement requires us to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. We elected to adopt the "Modified Prospective Application" transition method which did not require the restatement of previously issued financial statements, and therefore previously issued financial statements are not directly comparable to periods after adoption. Compensation expense is measured using the Black-Scholes option pricing model which we have determined to be the most appropriate fair-value method for determining the value of our awards and we have recognized compensation costs on a straight-line basis over the awards vesting periods in accordance with the provisions of FAS 123R. We have recognized stock based compensation beginning in 2006 as follows:

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Operations, in thousands:

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                           2007                 2006    2007               2006
                          ------               ------  ------             ------
Cost of sales             $  15                $  21   $  28              $  39
Selling, general and
 administrative             258                  279     492                493
Research and development     10                   23      26                 46
                          ------               ------  ------             ------
   Effect on income       $ 283                $ 323   $ 546              $ 578
                          ======               ======  ======             ======

SFAS No. 123(R) also requires that the tax deduction from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits were reflected as a cash inflow from operations. The tax benefit from the exercise of options was $0 for each the three and six months ended June 30, 2007 and June 30, 2006. Additionally, the Company used the long-form method to calculate the additional paid-in capital ("APIC") pool, the tax benefit of any resulting excess tax deduction should increase the APIC pool; any resulting tax deficiency is deducted from the APIC pool.

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

The fair values of grants in the stated period were computed using the following range of assumptions for our various stock option plans:

                           Three Months Ended            Six Months Ended
                                June 30,                     June 30,
                           -------------------        --------------------
                           2007           2006        2007            2006
                           ----           ----        ----            ----
Risk-free interest rate     4.7%           5.0%        4.7%            4.9%
Dividend yield                -              -           -               -
Expected volatility        74.3%          77.7%       74.3%           78.0%
Expected lives              6.2 years      6.5 years   6.2 years       6.5 years
Annual forfeiture rate      4.4%           4.4%        4.4%            4.4%


The Company has various stock option plans. Under all plans, there were 3,924,000 shares of common stock reserved for future grants and 1,329,900 options outstanding for a total of 5,253,900 options to purchase common stock as of June 30, 2007. Options generally are granted at fair market value at the date of grant, typically vest over 1 to 5 years from the date of grant, and expire 10 years after the date of grant. The plans permit the issuance of either incentive stock options or non-qualified stock options.

Transactions for stock options and warrants are summarized as follows:

                                                                       Aggregate
                                                                       Intrinsic
                                                 Number     Weighted   Value at
                                                   of        Average    June 30,
                                                 Shares       Price       2007
                                               -----------  --------- ----------
    Outstanding, at December 31, 2006           1,513,100   $ 8.2478
           Granted                                 50,000   $ 5.1300
           Forfeited                              131,400   $ 7.0476
           Exercised                                7,900   $ 5.5243
           Expired or Cancelled                    93,900   $ 9.8981
                                               -----------
    Outstanding, at June 30, 2007               1,329,900   $ 8.1489  $ 102,426
                                               ===========            ==========

    Exercisable, at June 30, 2007                 800,900   $ 9.0929  $  85,926
                                               ===========            ==========

A summary of our stock options outstanding at June 30, 2007 follows:

                               Options outstanding              Options exercisable
                     --------------------------------------  ------------------------
                                      Weighted-
                          Number       Average    Weighted-     Number      Weighted-
                       Outstanding    Remaining    Average    Exercisable    Average
      Range of            as of      Contractual   Exercise      as of      Exercise
   Exercise Price     June 30, 2007     Term        Price    June 30, 2007    Price
 ------------------- --------------  -----------  ---------  -------------  ---------
 $  2.5000 -  6.0350      154,900       7.03      $  5.0050      63,900     $  4.3503
 $  6.1800 -  6.6950      140,500       8.88      $  6.3392      12,400     $  6.4166
 $  6.7000 -  6.9000      115,800       8.37      $  6.8398      18,600     $  6.8177
 $  6.9500 -  6.9500      150,000       8.84      $  6.9500      30,000     $  6.9500
 $  7.0000 -  7.9850      137,000       6.11      $  7.4975      87,500     $  7.5107
 $  8.0150 -  8.0750      133,500       4.19      $  8.0712     131,500     $  8.0720
 $  8.1050 -  8.9600      152,900       5.44      $  8.6190     111,700     $  8.5663
 $  9.1900 - 10.4200      148,800       5.96      $ 10.0018     148,800     $ 10.0018
 $ 11.1650 - 13.4450      193,000       5.78      $ 12.2915     193,000     $ 12.2915
 $ 13.7500 - 16.6300        3,500       4.36      $ 15.3300       3,500     $ 15.3300
 ------------------------------------------------------------------------------------

 $  2.5000 - 16.6300      1,329,900      6.67     $  8.1489     800,900     $  9.0929
                          =========                             =======

In the six months ended June 30, 2007 and 2006 the weighted-average grant-date fair value of an option granted was $3.57 and $4.83 per option, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2007 and 2006 was approximately $21 thousand and $1,600, respectively. Total unrecognized compensation expense from stock options outstanding at June 30, 2007 was approximately $1.6 million excluding estimated forfeitures, which is expected to be recognized over a weighted-average period of 2.46 years as follows, in thousands:

                                                     Compensation
                                                  Expense Excluding
                            Year                Estimated Forfeitures
                            ----                ---------------------
                            2007 (remaining)           $   382
                            2008                           530
                            2009                           401
                            2010                           273
                            2011                            62
                                                       --------
                                Total                  $ 1,648
                                                       ========

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

4.   INVESTMENTS IN MARKETABLE SECURITIES

The Company's marketable securities are categorized as available-for-sale securities, as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 2007 and December 31, 2006 all of the Company's investments in marketable securities were classified as available-for-sale, and as a result, were reported at fair value. Unrealized gains and losses are reported as a component of accumulated other comprehensive income/(loss) in shareholders' equity. The cost for marketable securities was determined using the specific identification method and adjusted for accretion of discounts or amortization of premiums from the date of purchase to maturity. The accretion and amortization is included in interest income. The fair values of marketable securities are estimated based on the quoted market price for these securities.

Marketable securities are summarized, in thousands, as follows:

                                      June 30, 2007                   December 31, 2006
                           --------------------------------  --------------------------------
                                   Gross Unrealized                  Gross Unrealized
                                   ----------------  Fair            ----------------  Fair
                            Cost   Gains   Losses    Value    Cost   Gains   Losses    Value
                           ------  -----  ---------  ------  ------  -----  ---------  ------
Collateralized mortgage
 obligations (CMO's)
 consisting of securities
 issued by Fannie Mae and
 Freddie Mac               $5,284     $5       $407  $4,882  $9,026     $2       $341  $8,687

The cost and estimated fair value of current marketable securities at June 30, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities have the right to repay obligations without prepayment penalties. It is the Company's policy to classify available-for-sale securities that are available for use in current operations as a current asset.

                                                                 Estimated
                                                 Cost            Fair Value
                                               --------         ------------
                                                     (in thousands)
        Due within one year                    $     -          $         -
        Due after one year and beyond            5,284                4,882
                                               --------         ------------
        Total debt securities                  $ 5,284          $     4,882
                                               ========         ============

The following table shows the net unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007, in thousands:

                                    Less Than          12 Months
                                    12 Months         or Greater            Total
                               -----------------  ------------------  ------------------
                                Fair  Unrealized   Fair   Unrealized   Fair   Unrealized
                               Value   (Gains)    Value     Losses    Value     Losses
                               -----  ----------  ------  ----------  ------  ----------
Federal agency mortgage-backed
 securities                    $   -  $        -  $4,882     $402     $4,882     $402
                               =====  ==========  ======  ==========  ======  ==========

The unrealized losses on the Company's investments in federal agency mortgage-backed securities were caused by interest rate increases. The Company purchased these investments at a discount of or at their face amount, and the contractual cash flows of these investments are guaranteed by an agency of the U.S. government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company's investment. Because the decline in market value is attributable to changes in interest rates and not credit quality and because the Company has the ability and intent to hold these investments until their expected redemption at full principal value, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2007.

5.   INVENTORIES

Inventories consist of the following, in thousands:

                                                         June 30,   December 31,
                                                           2007         2006
                                                        ----------  ------------
 Raw materials                                          $   3,794   $     3,645
 Work in progress                                           2,140         2,575
 Finished goods                                               457           274
                                                        ----------  ------------
 Total inventories                                          6,391         6,494
       Less: Reserve for excess and obsolete inventory     (1,043)         (917)
                                                        ----------  ------------
 Inventories, net                                       $   5,348   $     5,577
                                                        ==========  ============

6.   GOODWILL

The Company reviews the carrying value of goodwill annually during the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the reporting unit's fair value and result in an impairment charge. This valuation is performed by the Company with the assistance of an independent national valuation firm which considers market valuations, discounted cash flows and other factors when preparing the valuations. The Company cannot predict the occurrence of events that might adversely affect the reported value of the remaining goodwill of approximately $13.3 million at June 30, 2007.

Goodwill, by segment, consists of the following, in thousands:

                                            Integrated   Public
                                  Attack    Electronic  Safety &
                                Protection    Systems   Justice    Total
                                ----------  ----------  --------  --------

December 31, 2006                    $ 728       $ 829  $ 11,717  $ 13,274
Addition from 2006 acquisition           -           1         -         1
                                ----------  ----------  --------  --------
June 30, 2007                        $ 728       $ 830  $ 11,717  $ 13,275
                                ==========  ==========  ========  ========

7.   OTHER INTANGIBLE ASSETS

The Company reviews the carrying value of intangible assets when circumstances indicate that the carrying value may not be recoverable. This valuation is performed by the Company with the assistance of an independent national valuation firm which considers the excess earnings method, the relief from royalty method and discounted earnings method when preparing the valuations. The Company cannot predict the occurrence of events that might adversely affect the reported value of the remaining intangible assets of approximately $7.2 million at June 30, 2007.

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

                                   June 30,    December 31,  Amortizable
                                     2007          2006         Lives
                                   ---------   ------------  -----------
Cost                                                          (in years)
  Trade names                      $  3,955     $    3,952    Indefinite
  Customer relationships              3,280          3,280       7-14
  Other                               1,715          1,715       2-20
                                   ---------   ------------
                                      8,950          8,947
                                   ---------   ------------
Accumulated amortization
  Customer relationships             (1,072)          (883)
  Other                                (724)          (636)
                                   ---------   ------------
                                     (1,796)        (1,519)
                                   ---------   ------------

Other intangible assets, net       $  7,154     $    7,428
                                   =========   ============

Amortization expense for the Company's intangible assets for the three months ended June 30, 2007 and 2006 was $128 thousand and $66 thousand respectively. Amortization expenses for the Company's intangible assets for the six months ended June 30, 2007 and 2006 was $276 and $130 thousand respectively. The following schedule lists the expected amortization expense for each of the next five years ending December 31, in thousands:

                                    Year
                                    ----
                                    2007 (remaining)     $   248
                                    2008                     491
                                    2009                     491
                                    2010                     477
                                    2011                     364
                                    Thereafter             1,128
                                                         --------
                                    Total                $ 3,199
                                                         ========

8.   NOTES PAYABLE AND LINE OF CREDIT

                                                          June 30,  December 31,
                                                            2007        2006
                                                          --------- ------------
                                                               (in thousands)
Industrial revenue bond, interest payable monthly at a
variable rate of 3.65 % to 4.16 % (3.94 % at June 30,
2007) principal payable in quarterly installments of
$35,000. The bond is fully collateralized by a $1.1
million letter of credit and a bond guarantee
agreement.                                                $  1,120  $     1,120

Industrial revenue bond, interest payable monthly at a
variable rate of 3.58 % to 4.05 % (3.84 % at June 30,
2007) principal payable in annual installments on
April 1, of $300,000 until 2013 when the annual
installments become $100,000. The bond is fully
collateralized by a $1.7 million letter of credit and
a bond guarantee agreement.                                  1,705        2,005

6.25% Convertible Subordinated Notes due January 15,
2011. The notes bear interest at a rate of 6.25% per
annum, payable semi-annually, and are convertible into
shares of common stock at a conversion price of $13.89
per share. These notes are subordinated to all other
liabilities of the Company.                                 40,250       40,250
                                                          --------- ------------

Total notes payable                                         43,075       43,375
Less convertible subordinated notes discount                   665          758
                                                          --------- ------------
Subtotal                                                    42,410       42,617
Less amount due within one year                                440          440
                                                          --------- ------------
                                                          $ 41,970  $    42,177
                                                          ========= ============

Maturities of notes payable are as follows, in thousands:

                          Year Ending December 31,     Amount
                          ------------------------    ---------
                          2007 (remaining)            $    140
                          2008                             440
                          2009                             440
                          2010                             440
                          2011                          40,690
                          Thereafter                       925
                                                      ---------
                                                      $ 43,075
                                                      =========

On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share, subject to adjustments. The 2011 Notes are subordinated to all other liabilities of the Company. The June 30, 2007 carrying value is listed below, in thousands.

                        Face value                    $ 40,250
                        Underwriters discounts, net        665
                                                      ---------
                                                      $ 39,585
                                                      =========

The 2011 Notes can be converted into the Company's common stock at the option of the holder at any time at a conversion price of $13.89 per share, subject to adjustments for stock splits, stock dividends, the issuance of certain rights or warrants to the existing holders of the Company's common stock and common stock cash dividends in excess of a stated threshold.

The 2011 Notes are redeemable at the option of the Company after January 15, 2009, at a premium of two percent of the face value plus accrued interest unless a change in control event, as defined in the indenture dated as of January 15, 2004 between the Company and U.S. Bank, relating to the 2011 Notes, occurs. If such an event does occur, the Company may redeem the 2011 Notes at a premium, in whole but not in part, to face. If a change in control event occurs and the Company does not elect to redeem the 2011 Notes, the holders can require the Company to repurchase the 2011 Notes at face value plus accrued interest. The consummation of the tender offer for shares of the Company's common stock classified below under "Subsequent Event" will constitute a change of control under the indenture.

The debt issuance costs for the 2011 Notes are recorded as a non-current asset and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. In addition, underwriters' discounts totaled $1.3 million and are amortized on a straight-line basis to interest expense over the term of the 2011 Notes. There is no material difference between the straight-line method of amortization and the effective interest method with respect to the amortization of the underwriter's discounts and debt issuance costs on the 2011 Notes. Interest expense recorded for the total of the deferred debt issuance costs and underwriters' discounts on the 2011 Notes totaled $63 thousand for both the three months ended June 30, 2007 and 2006. Interest expense recorded for the total of the deferred debt issuance costs and underwriter's discounts on the 2011 Notes totaled $126 thousand for both the six months ended June 30, 2007 and 2006.

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

The Company may terminate the Agreement at any time upon ninety (90) days' prior written notice of payment in full. In the event this occurs and refinancing does not occur with the current bank an early termination fee will be assessed on the $20 million maximum revolving advances amount. This fee will be two percent (2.00%) if terminated within the first year, one percent (1.00%) if terminated within the second year and one-half of one percent (.5%) if terminated within the third year. At June 30, 2007 we are in year two of the Agreement.

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

On May 11, 2007, the Company and its banks entered into a Fourth Amendment to Second Amended and Restated Revolving Credit and Security Agreement (the "Fourth Amendment"). The Fourth Amendment amended the Credit Agreement by a) waiving the event of default by reason of the Company's failure to maintain a fixed charge coverage ratio of 1.1 to 1.0, for the quarter ended March 31, 2007, b) establishing minimum EBITDA figures for the next two quarters, and c) establishing that the Company will not be required to comply with the quarterly fixed charge coverage ratio of 1.1 to 1.0 until the quarter ending December 31, 2007. The minimum EBITDA requirement was met at June 30, 2007.

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

     Beginning balance at January 1, 2007             $ 410
     Plus: accruals for product warranties              176
     Less: warranty charges/claims                      201
                                                      ------
     Ending balance at June 30, 2007                  $ 385
                                                      ======

10.  OPERATING SEGMENT INFORMATION

The following segment information includes operating information for CompuDyne's four operating segments, Institutional Security Systems, Attack Protection, Integrated Electronic Systems and Public Safety and Justice in addition to Corporate activities for each of the three months ended June 30, 2007 and 2006.

                                                                                 Pre-tax
                                   Revenues               Gross Profit         Income (loss)
                             --------------------     --------------------  -----------------
                               2007       2006          2007       2006       2007     2006
                             ---------  ---------     ---------  ---------  -------  --------
Institutional Security
 Systems                     $ 14,545   $ 13,220      $  2,007   $  1,853   $ (206)  $  (386)
Attack Protection               6,613     11,333         2,709      3,859      914     1,548
Integrated Electronic
 Systems                        4,755      2,983         1,158        494      285       161
Public Safety and Justice       9,683     10,858         6,476      5,930      (91)     (529)
CompuDyne Corporate                 -          -             -          -     (698)     (482)
                             ---------  ---------     ---------  ---------  -------  --------
                             $ 35,596   $ 38,394      $ 12,350   $ 12,136   $  204   $   312
                             =========  =========     =========  =========  =======  ========

The following is the segment information for each of the six months ended June 30, 2007 and 2006.

                                                                                  Pre-tax
                                   Revenues               Gross Profit          Income (loss)
                             --------------------     --------------------  --------------------
                               2007       2006          2007       2006        2007       2006
                             ---------  ---------     ---------  ---------  ---------  ---------
Institutional Security
 Systems                     $ 25,700   $ 26,575      $  2,993   $  4,026   $ (1,481)  $   (250)
Attack Protection              11,050     23,017         3,676      7,151        (12)     2,753
Integrated Electronic
 Systems                        9,712      6,570         2,466      1,000        698        345
Public Safety and Justice      20,266     22,702        12,993     12,468       (291)      (522)
CompuDyne Corporate                 -          -             -          -     (1,044)    (1,391)
                             ---------  ---------     ---------  ---------  ---------  ---------
                             $ 66,728   $ 78,864      $ 22,128   $ 24,645   $ (2,130)  $    935
                             =========  =========     =========  =========  =========  =========

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

During 2006 we received a letter from a client of our Public Safety and Justice segment indicating their intent to terminate their contract with us for cause. The letter alleges that we failed to complete the project under the terms of the agreement and the applications implemented failed to meet the functionality requirements of the agreement. The customer is seeking a refund of approximately $400 thousand previously paid by them. Costs in excess of billings of approximately $450 thousand related to this project remain as an asset on our books and records as of June 30, 2007. The segment disagrees with the client's views. While the ultimate outcome cannot be predicted, the Company intends to vigorously pursue this matter. The Company has established an accrual for this matter which is included in accounts payable and accrued liabilities on the balance sheet.

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

The Company has learned that the National Association of Securities Dealers ("NASD") and other regulatory bodies are seeking sanctions against a purchaser of the Company's common stock in its 2001 PIPE transaction. The Company is investigating this matter, and has filed a lawsuit against this purchaser. The Company is currently attempting to resolve this matter.

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

In connection with the acquisition of the assets of Signami, LLC made by the Company in July 2006, the Company issued 93,334 shares to the sellers for which it guaranteed for a 2 year period that upon sale of these securities, the Company would guarantee a price of $7.50 per share for these shares. This period is extended for members precluded from selling their shares due to statutory reasons. Included in other long term liabilities at June 30, 2007 and December 31, 2006 is approximately $201 thousand and $86 thousand representing the fair value of this liability, respectively.

12.  SUBSEQUENT EVENT

On August 6, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gores Patriot Holdings, Inc., a Delaware corporation ("Purchaser") and Patriot Acquisition Corp., a Nevada corporation ("Merger Sub"). Purchaser is controlled by an investor group consisting of affiliates of The Gores Group, LLC ("Gores") and industry executive Stuart Mackiernan.

Pursuant to the Merger Agreement, and subject to its terms and conditions, Merger Sub will commence a tender offer (the "Offer") to purchase and acquire all of the outstanding shares of common stock of the Company. In the Offer, each stockholder of the Company will receive for each share of the Company's common stock validly tendered and not withdrawn $7.00 in cash, subject to any applicable withholding for taxes, without interest. The obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including that at least 53% of the outstanding shares of the Company's common stock on a fully diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn and no event having a material adverse effect on the Company or its business shall have occurred. Subject to certain terms and conditions set forth in the Merger Agreement, the Company also gave Purchaser the option to purchase, following its acceptance for payment of shares tendered in the Offer, up to the lesser of (i) 15% of the Company's common stock outstanding (assuming issuance of shares subject to the option) and (ii) the lowest number of shares of common stock that, when added to the number of shares of common stock owned by Purchaser and Merger Sub, shall constitute at least 90% of the Company's outstanding common stock.

Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub shall be merged with and into the Company (the "Merger") and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Purchaser. In the Merger, the remaining stockholders of the Company will also receive $7.00 for each outstanding share of the Company's common stock.

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

The Integrated Electronic Systems segment consists of Quanta Systems, LLC and Signami DCS, LLC. Its customer base includes the military, governmental agencies, and state and local governmental units. IES provides turnkey system integration of public security and safety systems. This segment specializes in a wide range of customized access control and badging, intrusion detection, surveillance and assessment, communications, command and control, fire and life safety, and asset tracking systems. IES provides central station oversight and control of multiple and separate facilities as well as security and public life safety systems and equipment. This segment also designs and manufactures advanced digital signal processing products used in reconnaissance of foreign telecommunications signals designed for the United States Government and its foreign allies. In July 2006, the Company acquired the assets and certain liabilities of Signami, LLC, a producer of software and hardware systems for signals intelligence gathering. Together with the Data Control Systems ("DCS") division of IES, a new business was established going to market under the name Signami DCS.

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

Cautionary Statement Regarding Forward-Looking Information
----------------------------------------------------------

Certain statements made in this Form 10-Q with regard to the Company's expectations as to future revenues, expenses, financial position and industry conditions, the Company's ability to secure new contracts, the ability to secure bid payment and performance bonds, its goals for future operations, implementation of business strategy and other future events constitute "forward-looking statements" within the meaning of the federal securities laws. When used in this Form 10-Q, words such as "anticipate," "believe," "estimate," "expect," "intend" and similar expressions identify forward-looking statements. Although the Company makes such statements based on current information and assumptions it believes to be reasonable, there can be no assurance that actual results will not differ materially from those expressed or implied by such forward-looking statements. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain important factors, including but not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement with the investor group, the risk that the conditions relating to the required minimum tender of CompuDyne shares or any required regulatory clearance might not be satisfied in a timely manner or at all, the failure to satisfy other conditions to completion of the merger, risks that the proposed transaction disrupts current plans and operations and the potential difficulties in key employee retention as a result of the transaction, capital spending patterns of the security market and the demand for the Company's products, competitive factors and pricing pressures, changes in legislation and regulatory requirements, government budget problems, the Company's ability to secure new contracts, the ability to remain in compliance with its bank covenants, delays in government procurement processes, inability to obtain bid, payment and performance bonds on various of the Company's projects, technological change or difficulties, the ability to refinance debt when it becomes due, product development risks, commercialization difficulties, adverse results in litigation, the level of product returns, the amount of remedial work needed to be performed, costs of compliance with Sarbanes-Oxley requirements and the impact of the failure to comply with such requirements, risks associated with internal control weaknesses identified in complying with Section 404 of Sarbanes-Oxley ("SOX"), and general economic conditions. Risks inherent in the Company's business and with respect to future uncertainties are further described in our other filings with the Securities and Exchange Commission.


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

Our backlog is a key indicator of what our future revenues will look like. Our backlog peaked at December 31, 2002, at which time it exceeded $204 million. Backlog was approximately $134.1 million at June 30, 2007, as shown in the following table:

                      Institutional               Integrated    Public
                         Security      Attack     Electronic  Safety and   Backlog
     (in thousands)      Systems     Protection     Systems     Justice     Total
                      --------------------------------------------------------------
December 31, 2002        $ 99,527     $ 18,478     $ 11,440   $  74,867  $  204,312
December 31, 2003        $ 57,258     $ 10,043     $  8,326   $  63,727  $  139,354
December 31, 2004        $ 49,324     $ 20,803     $  8,299   $  48,434  $  126,860
December 31, 2005        $ 58,128     $ 28,802     $  7,503   $  53,705  $  148,138
March 31, 2006           $ 57,030     $ 20,961     $  6,590   $  43,874  $  128,455
June 30, 2006            $ 51,173     $ 13,593     $  7,393   $  39,351  $  111,510
September 30, 2006       $ 65,489     $  7,991     $  8,137   $  40,088  $  121,705
December 31, 2006        $ 64,687     $  5,686     $  7,902   $  39,067  $  117,342
March 31, 2007           $ 63,868     $  9,299     $  6,208   $  37,707  $  117,082
June 30, 2007            $ 74,330     $  8,761     $  5,260   $  45,786  $  134,137

During the fourth quarter of 2005 the Attack Protection segment was awarded a significant contract to provide its products to a large embassy project. The execution of this contract was completed by of December 31, 2006. Since the award of this contract, the Norshield component of the Attack Protection segment has had limited success in winning new contracts due to competitive factors which have resulted in a significant decline in the backlog of this segment. We are actively pursuing non-embassy work in an effort to generate awards incremental to our embassy work. The overall decline in backlog could lead to a potential decline in future quarterly revenues.

Historically, approximately 90% of our revenues were generated from sources where the ultimate client is a federal, state or local government unit. During the last few years, state and local budgets, which we are dependent on for approximately 60% of our revenue sources, have come under intense pressure. Most states were running in a deficit situation, as were many local governments. This caused many of them to delay and in some cases cancel certain infrastructure projects until such time as their economic fortunes rebound. In recent months, tax revenues have been improving resulting in increased activity preparatory to the issuance of bids and ultimately the awarding of new projects. In addition, we have adapted our sales and marketing efforts with a specific objective of marketing to the commercial sector which inherently offers faster project implementation schedules.

Our second area of focus is the reengineering of our business model so that it contains a greater percentage of recurring revenue. As indicated in the following table, approximately 19.8% of our revenue in the first six months of 2007 was generated from recurring revenue sources (primarily maintenance revenues), and the majority of these revenues occurred in our Public Safety and Justice segment. We define one-time revenue as revenue derived from discrete projects, from which we do not expect to generate incremental revenue upon the completion of the project. We define recurring revenue as sources of revenue from which we anticipate receiving revenue in the current, as well as future periods, for example annual renewable maintenance contracts.

                                              For the Six Months Ended June 30, 2007
                                     ---------------------------------------------------------
        (in thousands)               One-time Revenue   %    Recurring Revenue   %     Total
                                     ---------------- ------ ----------------- ----- ---------
Institutional Security Systems           $ 23,421      35.1      $  2,279       3.4  $ 25,700
Attack Protection                          11,050      16.6             -         -    11,050
Integrated Electronic Systems               7,829      11.7         1,883       2.8     9,712
Public Safety and Justice                  11,235      16.8         9,031      13.6    20,266
                                         ---------               ---------           ---------
     Total                               $ 53,535      80.2      $ 13,193      19.8  $ 66,728
                                         =========               =========           =========

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

Our third focus area is to improve our cost structure, quality, and client and employee satisfaction. Our Institutional Security Systems and Attack Protection business segments are undergoing significant organizational and expense restructuring, including a partial consolidation of regional office efforts and an increased focus on centralized performance of the most complicated security projects. This initiative began by ensuring our organization is properly aligned with our clients' needs. Many changes have been made and initial results indicate that our cost, our quality, our clients and our employees are responding favorably to the changes implemented thus far. We have much room for improvement as we move toward a more client-oriented organization. In addition, our Public Safety and Justice segment has and is continuing to undergo expense restructuring. The Attack Protection segment also has a very low backlog level which will necessitate us to reevaluate and reduce our expense structure. In addition, in light of the escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure and strategy to determine if a less decentralized, or other organizational structure would result in lower selling, general and administrative costs and we are evaluating our strategy to determine if we would benefit from focusing on fewer segments.

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

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's 2005 second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status. CompuDyne's aggregate worldwide market value as of June 30, 2007, the last business day of CompuDyne's second fiscal quarter, was also less than $50 million; as such CompuDyne continued to be classified as a non-accelerated filer for the year ended December 31, 2007.

Prior to the issuance of the Release, CompuDyne was classified as an "accelerated filer" and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, CompuDyne, as a non-accelerated filer as of December 31, 2005, was not required to comply with
Section 404 for the years ended December 31, 2005 and 2006.

Subsequent Event

On August 6, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Gores Patriot Holdings, Inc., a Delaware corporation ("Purchaser") and Patriot Acquisition Corp., a Nevada corporation ("Merger Sub"). Purchaser is controlled by an investor group consisting of affiliates of The Gores Group, LLC ("Gores") and industry executive Stuart Mackiernan.

Pursuant to the Merger Agreement, and subject to its terms and conditions, Merger Sub will commence a tender offer (the "Offer") to purchase and acquire all of the outstanding shares of common stock of the Company. In the Offer, each stockholder of the Company will receive for each share of the Company's common stock validly tendered and not withdrawn $7.00 in cash, subject to any applicable withholding for taxes, without interest. The obligation of Purchaser to accept for payment and pay for the shares tendered in the Offer is subject to the satisfaction or waiver of a number of conditions set forth in the Merger Agreement, including that at least 53% of the outstanding shares of the Company's common stock on a fully diluted basis shall have been validly tendered in accordance with the terms of the Offer and not properly withdrawn and no event having a material adverse effect on the Company or its business shall have occurred. Subject to certain terms and conditions set forth in the Merger Agreement, the Company also gave Purchaser the option to purchase, following its acceptance for payment of shares tendered in the Offer, up to the lesser of (i) 15% of the Company's common stock outstanding (assuming issuance of shares subject to the option) and (ii) the lowest number of shares of common stock that, when added to the number of shares of common stock owned by Purchaser and Merger Sub, shall constitute at least 90% of the Company's outstanding common stock.

Pursuant to the Merger Agreement, as soon as practicable after the consummation of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub shall be merged with and into the Company (the "Merger") and the Company will continue as the surviving corporation and a wholly-owned subsidiary of Purchaser. In the Merger, the remaining stockholders of the Company will also receive $7.00 for each outstanding share of the Company's common stock.

Results of Operations

THREE MONTHS ENDED JUNE 30, 2007 and 2006

Revenues. The Company had revenues of $35.6 million and $38.4 million for the three months ended June 30, 2007 and June 30, 2006, respectively, representing a decrease of $2.8 million or 7.3%. As discussed below, the decrease occurred primarily due to lower revenues in our AP and PS&J segments, offset in part by an increase in revenues from our IES and ISS segments.

Revenues from the Institutional Security Systems segment were $14.5 million for the three months ended June 30, 2007, an increase from $13.2 million for the three months ended June 30, 2006, representing an increase of $1.3 million or 10.0%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the increase in revenue experienced by this segment is largely attributable to our working on more projects than we did in the previous year. Backlog was $74.3 million and $51.2 million at June 30, 2007 and June 30, 2006, respectively. This increase in backlog levels should lead to increasing revenues in the coming quarters assuming ISS continues to win a significant amount of new awards. Since 2005, ISS has seen heightened bidding activity, in the market space it serves, namely large-scale medium to maximum security prisons. Backlog started to increase significantly starting in the second half of 2006.

Revenues from the Attack Protection segment were $6.6 million for the three months ended June 30, 2007, a decrease from $11.3 million for the same period of 2006, representing a decrease of $4.7 million or 41.6%. This segment is composed of two primary product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the three months ended June 30, 2007 the Norshield line experienced a 70.5% decrease in revenues as compared to the three months ended June 30, 2006. The decrease in revenue of $7.1 million in the Norshield line is a direct result of execution on an award of a major contract won in the fourth quarter of 2005, which was completed in the third quarter of 2006. To date, this contract has not been replaced via the winning of sufficient new awards to replace the volume from this large completed contract. Execution on this contract began immediately upon award. The Fiber SenSys line experienced a 197.9% increase in revenues for the comparable period from $1.2 million in 2006 to $3.6 million in 2007. Fiber SenSys' revenue increase is a result of the rollout of its next generation product, which until its testing was completed and accepted at the end of the second quarter of 2006, negatively impacted 2006 revenues.

Revenues from the Integrated Electronic Systems segment were $4.8 million for the three months ended June 30, 2007, an increase from $3.0 million for the same period of 2006, representing an increase of $1.8 million or 59.4%. This increase was largely a result of the acquisition of the assets and certain liabilities of Signami during the third quarter of 2006 and an increase in legacy DCS product sales. Since 2005, IES has been successfully performing work for the Bureau of Engraving & printing (BEP) under a one-year contract with four option years valued at approximately $5M/year. As part of an internal reorganization, BEP has decided not to exercise the next option year; instead, BEP has chosen to break this contract effort into two separate efforts (Operations and Maintenance) and redefine the contractual requirements for each of these efforts. BEP has solicited bids for these two new efforts and anticipates awards in August/September 2007. IES has submitted bids on both efforts. In the event IES is unsuccessful in winning the two new contracts, this segment's revenues will be significantly adversely impacted.

Revenues from the Public Safety and Justice segment were $9.7 million for the three months ended June 30, 2007, a decrease from $10.9 million for the same period of 2006, representing a decrease of $1.2 million or 10.8%. The decline was primarily the result of lower backlogs from lower contract signings in 2006 and an increased focus on developing our next generation products. Backlog of June 30, 2007 increased significantly over March 31, 2007 backlogs.

Expenses. Cost of sales of $23.2 million for the three months ended June 30, 2007 was down $3.0 million or 11.5% from $26.3 million during the same period of 2006. The greater percentage decrease in cost of sales as compared to the percentage decrease in sales resulted in an increased gross profit percentage to 34.7% for the three months ended June 30, 2007, as compared to 31.6% for the three months ended June 30, 2006.

Cost of sales in the Institutional Security Systems segment of $12.5 million for the three months ended June 30, 2007 were up $1.2 million or 10.3%, from $11.4 million during the same period of 2006. This increase, coupled with the related sales increase of this segment of 10.0%, resulted in an 8.3% decrease in the gross profit percentage to 13.8% from 14.0% for the three months ended June 30, 2006. The decrease in the gross profit percentage is largely a result of the mix of projects worked on by the ISS's segment.

Cost of sales in the Attack Protection segment of $3.9 million for the three months ended June 30, 2007 decreased $3.6 million or 47.8% from $7.5 million during the same period of 2006. This decrease was greater than the related sales decrease of 41.6%, resulting in a 6.9% increase in the gross profit percentage to 41.0% from 34.1% during the three months ended June 30, 2006. The principal reason for the increase in the gross profit percentage during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was a shift in product mix whereby a greater percentage of this segment's revenues were comprised of its higher margin Fiber Sensys products.

Cost of sales in the Integrated Electronic Systems segment of $3.6 million for the three months ended June 30, 2007 increased $1.1 million or 44.5% from $2.5 million during the same period of 2006. This increase was largely the result of the acquisition of Signami in July 2006, whose gross margins tend to be higher than this segment's historical margins. This increase was less than the related sales increase of this segment of 59.4%, resulting in a 7.8% increase in the gross profit percentage to 24.4% as compared to 16.6% in the three months ended June 30, 2006.

Cost of sales in the Public Safety and Justice segment of $3.2 million for the three months ended June 30, 2007 was down $1.7 million or 34.9% from $4.9 million during 2006. This decrease was greater than the related sales decrease of this segment of 10.8%, resulting in a 12.3% increase in the gross profit percentage to 66.9% from 54.6% in the three months ended June 30, 2006. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses (SG&A) were $9.1 million for the three months ended June 30, 2007, a decrease of $0.2 million or 2.2% from $9.3 million for the same period of 2006. Much of the Company's SG&A expenses are fixed.

As a percentage of revenues SG&A grew to 25.7% from 24.3% during the second quarter of 2007 as compared to the second quarter of 2006. The Company was unable to reduce its SG&A expenses in line with the reduction in its revenue.

In conjunction with the acquisition of the assets of Signami in July 2006 and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                         June 30,
                                           2007                   Life
                                      (in thousands)           (in years)
                                      --------------          ------------
     Software                             $   630                  5
     Non Compete Agreements                   460                  5
     Customer Relationships                   780                  5
     Trademark, tradename                      60              indefinite
                                          --------
                                          $ 1,930

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $94 thousand and $0 thousand for the three months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Research and development expenses were $2.5 million for the three months ended June 30, 2007, an increase of $0.5 million or 26.8% from $1.9 million for the three months ended June 30, 2006. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. "Due to the higher contracted backlog in 2006, the mix of time software engineers concentrated on project implementations versus research and development activities was greater in 2006 than 2007. This was a primary contributor to higher research and development cost in 2007 than in 2006."

Pre-Tax Income. The Company had a pre-tax income of $0.2 million for the three months ended June 30, 2007 compared to pre-tax income of $0.3 million for the three months ended June 30, 2006. As discussed below, the decreased pre-tax income occurred primarily in the AP segment, partially offset by a smaller loss in the PS&J segment.

Pre-tax loss from the Institutional Security Systems segment was $0.2 million for the three months ended June 30, 2007, an increase from a pre-tax loss of $0.4 million for the three months ended June 30, 2006. This increase was largely a result of this segment's sales increase.

Pre-tax income from the Attack Protection segment was $0.9 million for the three months ended June 30, 2007, a decrease from the $1.5 million pre-tax income for the three months ended June 30, 2006. This decrease in pre-tax income for this segment is attributable to the significant decrease in this segment's revenues.

Pre-tax income from the Integrated Electronic Systems segment was $0.3 million for the three months ended June 30, 2007, an increase from a $0.2 million pre-tax income for the three months ended June 30, 2006. This increase in pre-tax income is a result of the increased revenue generated by this segment in 2007 as compared to 2006, which includes revenues from the new signals intercept business of Signami acquired by Integrated Electronic Systems during the third quarter of 2006, which contributed revenues with higher margins to this segment.

Pre-tax loss from the Public Safety and Justice segment was $0.1 million for the three months ended June 30, 2007. This compares to a loss of $0.5 million for the three months ended June 30, 2006. This decrease was largely a result of cost containment and management by this segment.

Pre-tax loss at the Corporate level was $0.7 million for the three months ended June 30, 2007 as compared to a pre-tax loss of $0.5 million for the three months ended June 30, 2006. Increased professional fees account for the majority of the increased loss.

Interest expense was $0.8 million for the three months ended June 30, 2007 and June 30, 2006. The following table compares the weighted average of the Company's three months ended June 30, 2007 and June 30, 2006 interest bearing borrowings, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                       Monthly Weighted      Monthly Weighted
                                         Average - 2007        Average - 2006
                                        Amount                Amount
                                    (in thousands)  Rate  (in thousands)  Rate
                                    --------------  ----  --------------  ----
Industrial revenue bonds               $  2,825     6.2%     $  3,265     6.8%
Subordinated borrowings                $ 40,250     6.3%     $ 40,250     6.3%

The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $0 thousand and $60 thousand for the three months ended June 30, 2007 and 2006, respectively.

In addition the Company recorded the following non-cash interest expense, for the periods ended June 30, in thousands:
                                                 2007          2006
                                                ------        ------
      Amortization and write-off
       of deferred financing charges            $  82         $  82

Taxes on Income. The effective tax rate was 0% for the three months ended June 30, 2007 and the effective tax rate was 2.5% for the three months ended June 30, 2006. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not the assets will be realized.

Net Income (Loss). The Company reported net income of $0.2 million for the three months ended June 30, 2007 and net income of $0.3 million for the three months ended June 30, 2006. Diluted earnings per share was $.02 for the three months ended June 30, 2007 compared to earnings per share of $.04 for the three months ended June 30, 2006. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.5 million and 8.2 million for the three months ended June 30, 2007 and 2006, respectively.

SIX MONTHS ENDED JUNE 30, 2007 and 2006

Revenues. The Company had revenues of $66.7 million and $78.9 million for the six months ended June 30, 2007 and June 30, 2006, respectively, representing a decrease of $12.1 million or 15.4%. As discussed below, the decrease occurred primarily due to lower revenues in our AP and PS&J segments, offset in part by an increase in revenues from our IES segment.

Revenues from the Institutional Security Systems segment were $25.7 million for the six months ended June 30, 2007, a decrease from $26.6 million for the six months ended June 30, 2006, representing a decrease of $0.9 million or 3.3%. The Institutional Security Systems segment is largely a construction driven business. Much of its revenue is obtained by working on new and retrofit construction projects in the corrections industry, as opposed to sources of recurring revenue. As such, the decrease in revenue experienced by this segment is largely attributable to our working on fewer projects than we did in the previous year and the delay in the start of some projects. Although backlog started increasing significantly since the second half of 2006, it was not at a significantly high enough level prior thereto to maintain its revenue levels. Backlog was $74.3 and $51.2 million at June 30, 2007 and June 30, 2006, respectively. The years 2003 and 2004 were slow bidding periods for the Company. Although the gross amount of construction spending in the corrections area remained relatively flat between 2003 and 2004, the types of projects that the Company solicits, namely large-scale medium to maximum security installations, declined significantly in 2003 and 2004. This situation was further compounded by the general state and local governmental budget deficits which caused these governmental units to rethink and delay many of their pending corrections projects. Since 2005, ISS has seen heightened bidding activity, particularly in the market space it serves, namely large-scale medium to maximum security prisons.

Revenues from the Attack Protection segment were $11.1 million for the six months ended June 30, 2007, a decrease from $23.0 million for the same period of 2006, representing a decrease of $12.0 million or 52.0%. This segment is composed of two primary product offerings, namely Norshield, which encompasses bullet and blast resistant windows and doors and ancillary products, and Fiber SenSys, which encompasses fiber optic intrusion detection systems. For the six months ended June 30, 2007 the Norshield line experienced a 71.9% decrease in revenues as compared to the six months ended June 30, 2006. The decrease in revenue of $15.1 million in the Norshield line is a direct result of execution on an award of a major contract won in the fourth quarter of 2005, which was completed in the third quarter of 2006. To date, this contract has not been replaced via the winning of a sufficient new award(s) to replace the volume from this large completed contract. Execution on this contract began immediately upon award. The Fiber SenSys line experienced a 154.8% increase in revenues for the comparable period from $2.0 million for the first six months of 2006 to $5.1 million for the first six months of 2007. Fiber SenSys' revenue increase is a result of the rollout of its next generation product, which until its testing was completed and accepted at the end of the second quarter of 2006, negatively impacted 2006 revenues.

Revenues from the Integrated Electronic Systems segment were $9.7 million for the six months ended June 30, 2007, an increase from $6.6 million for the same period of 2006, representing an increase of $3.1 million or 47.8%. This increase was largely a result of the acquisition of the assets and certain liabilities of Signami during the third quarter of 2006 and increase in Signami DCS product sales.

Since 2005, IES has been successfully performing work for the Bureau of Engraving & printing (BEP) under a one-year contract with four option years valued at approximately $5M/year. As part of an internal reorganization, BEP has decided not to exercise the next option year; instead, BEP has chosen to break this contract effort into two separate efforts (Operations and Maintenance) and redefine the contractual requirements for each of these efforts. BEP has solicited bids for these two new efforts and anticipates awards in August/September 2007. IES has submitted bids on both efforts. In the event IES is unsuccessful in winning the two new contracts, this segment's revenues will be significantly adversely impacted.

Revenues from the Public Safety and Justice segment were $20.3 million for the six months ended June 30, 2007, a decrease from $22.7 million for the same period of 2006, representing a decrease of $2.4 million or 10.7%. The decline was primarily the result of lower backlogs from lower contract signings in 2006 and an increased focus on developing our next generation products. Backlog of June 30, 2007 increased significantly over the March 31, 2007 backlog.

Expenses. Cost of sales of $44.6 million for the six months ended June 30, 2007 was down $9.6 million or 17.7% from $54.2 million during the same period of 2006. The larger percentage decrease in cost of sales as compared to the percentage decrease in sales resulted in an increased gross profit percentage to 33.2% for the six months ended June 30, 2007, as compared to 31.3% for the six months ended June 30, 2006.

Cost of sales in the Institutional Security Systems segment of $22.7 million for the six months ended June 30, 2007 increased $0.2 million or 0.7%, from $22.5 million during the same period of 2006. This increase, coupled with the related sales decrease of this segment of 3.3%, resulted in a 3.5% decrease in the gross profit percentage to 11.6% from 15.1% for the six months ended June 30, 2006. The decrease in the gross profit percentage is largely a result of ISS' fixed costs being absorbed by a smaller revenue base during the first six months of 2007.

Cost of sales in the Attack Protection segment of $7.4 million for the six months ended June 30, 2007 decreased $8.5 million or 53.5% from $15.9 million during the same period of 2006. This decrease was more than the related sales decrease of 52.0%, resulting in a 2.2% increase in the gross profit percentage to 33.3% from 31.1% during the six months ended June 30, 2006. The principal reason for the increase in the gross profit percentage during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, was a shift in product mix, resulting in a greater percentage of this segment's revenues being comprised of its higher margin Fiber Sensys products.

Cost of sales in the Integrated Electronic Systems segment of $7.2 million for the six months ended June 30, 2007 increased $1.7 million or 30.1% from $5.6 million during the same period of 2006. This increase was largely the result of the acquisition of Signami in July 2006, whose gross margins tend to be higher than this segment's historical margins. This increase was less than the related sales increase of this segment of 47.8%, resulting in a 10.2% increase in the gross profit percentage to 25.4% as compared to 15.2% in the six months ended June 30, 2006.

Cost of sales in the Public Safety and Justice segment of $7.3 million for the six months ended June 30, 2007 was down $3.0 million or 28.9% from $10.2 million during 2006. This decrease was greater than the related sales decrease of this segment of 10.7%, resulting in a 9.2% increase in the gross profit percentage to 64.1% from 54.9% in the six months ended June 30, 2006. Substantially all of the projects awarded in this segment are discrete projects.

Selling, general and administrative expenses (SG&A) were $18.4 million for the six months ended June 30, 2007, a decrease of $0.7 million or 3.6% from $19.1 million for the same period of 2006. Much of the Company's SG&A expenses are fixed. As a percentage of revenues, SG&A grew to 27.5% from 24.2% during the first six months of 2007 as compared to the first six months of 2006. The Company was unable to reduce its SG&A expenses in line with the reduction in its revenue.

In conjunction with the acquisition of the assets of Signami in July 2006 and in compliance with Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, the Company determined the fair value of the following identifiable assets and assigned the indicated lives for the purposes of amortization and depreciation.

                                      June 30,
                                        2007              Life
                                   (in thousands)      (in years)
                                   --------------     ------------
     Software                          $   630              5
     Non Compete Agreements                460              5
     Customer Relationships                780              5
     Trademark, tradename                   60         indefinite
                                       --------
                                       $ 1,930

The amortization of the above assets resulted in the Company recording amortization expense related to these assets of $208 thousand and $0 thousand for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

Research  and  development  expenses  were $4.8 million for the six months ended
June 30, 2007, an increase of $1.1 million or 30.3% from $3.7 million for the six months ended June 30, 2006. Being a technology-driven enterprise, the Company's Public Safety and Justice segment continually updates and enhances its software offerings, thus incurring significant research and development costs. "Due to the higher contracted backlog in 2006, the mix of time software engineers concentrated on project implementations versus research and development activities was greater in 2006 than 2007. This was a primary contributor to higher research and development cost in 2007 than in 2006."

Pre-Tax Income. The Company had a pre-tax loss of $2.1 million for the six months ended June 30, 2007 compared to pre-tax income of $0.9 million for the six months ended June 30, 2006. As discussed below, the decreased pre-tax income occurred primarily in the ISS and AP segments, partially offset by increased pre-tax income from IES and a smaller loss in the corporate segment.

Pre-tax loss from the Institutional Security Systems segment was $1.5 million for the six months ended June 30, 2007, a decrease from a pre-tax loss of $0.2 million for the six months ended June 30, 2006. This decrease was largely a result of this segment's sales decline and the lower margin on the projects it was able to work on during the first six months of 2007.

The Attack Protection segment had a $0.1 million pre-tax loss for the six months ended June 30, 2007, a decrease from the $2.8 million pre-tax income for the six months ended June 30, 2006. This decrease in pre-tax income for this segment is attributable to the significant decrease in this segment's revenues.

Pre-tax income from the Integrated Electronic Systems segment was $0.7 million for the six months ended June 30, 2007, an increase from a $0.3 million pre-tax income for the six months ended June 30, 2006. This increase in pre-tax income is a result of the increased revenue generated by this segment in 2007 as compared to 2006, which includes revenues from the new signals intercept business of Signami acquired by Integrated Electronic Systems during the third quarter of 2006, which contributed revenues with higher margins to this segment.

Pre-tax loss from the Public Safety and Justice segment was $0.3 million for the six months ended June 30, 2007. This compares to a pre-tax loss of $0.5 million for the six months ended June 30, 2006. This decrease was largely a result of cost containment and management by this segment.

Pre-tax loss at the Corporate level was $1.0 million for the six months ended June 30, 2007 as compared to a pre-tax loss of $1.4 million for the six months ended June 30, 2006. Decreased audit and related costs in addition to increased interest income account for the majority of the decreased loss.

Interest expense was $1.6 million for the six months ended June 30, 2007 and June 30, 2006. The following table compares the weighted average of the Company's six months ended June 30, 2007 and June 30, 2006 interest bearing borrowings, which includes bank letters of credit fees for the industrial revenue bonds, and the related rates charged thereon:

                                       Monthly Weighted      Monthly Weighted
                                         Average - 2007        Average - 2006
                                        Amount                Amount
                                    (in thousands)  Rate  (in thousands)  Rate
                                    --------------  ----  --------------  ----

Industrial revenue bonds               $  2,975     6.1%     $  3,415     6.2%
Subordinated borrowings                $ 40,250     6.3%     $ 40,250     6.3%

The Company also incurred letter of credit fees, in addition to those related to the industrial revenue bonds, of $0 thousand and $102 thousand for the six months ended June 30, 2007 and 2006, respectively.

In addition the Company recorded the following non-cash interest expense, for the periods ended June 30, in thousands:

                                               2007           2006
                                              ------         ------
      Amortization and write-off
       of deferred financing charges          $ 164          $ 164

Taxes on Income. The effective tax rate was 0% for the six months ended June 30, 2007 and the effective tax rate was a benefit of 18.9% for the six months ended June 30, 2006. The tax benefit for the six months ended June 30, 2006 is primarily a result of $200 thousand previously recorded as a reserve for uncertain tax positions which was no longer needed, partially offset by state tax expenses. The Company has decided to provide a valuation allowance against its deferred tax assets, as it has determined that due to the Company's accumulated deficit resulting from recent prior year losses there is uncertainty as to whether it is more likely than not the assets will be realized.

Net Income (Loss). The Company reported a net loss of $2.1 million for the six months ended June 30, 2007 and net income of $1.1 million for the six months ended June 30, 2006. Diluted loss per share was $.25 for the six months ended June 30, 2007 compared to earnings per share of $.14 for the six months ended June 30, 2006. The weighted average number of common shares outstanding and equivalents used in computing earnings per share was 8.4 million and 8.2 million for the six months ended June 30, 2007 and 2006, respectively.

Liquidity and Capital Resources

The Company funds its operations through cash flows generated from its operations, bank and public financings, and the sale of its common stock. The Company's liquidity requirements arise from cash necessary to carry its inventories and billed and unbilled receivables, for capital expenditures, for payments of principal and interest on outstanding indebtedness, and to retire its 2011 Notes. The ultimate clients of the Company are primarily federal, state and local governmental units. In the event the funding of these governmental units is reduced for any reason, including budgetary reductions due to economic conditions, there is a risk that the demand for the Company's goods and services would decrease which would reduce the availability of funds to the Company.

As of June 30, 2007, the Company had working capital of $30.1 million compared with $31.0 million as of December 31, 2006.

Net cash used in operating activities was $2.2 million during the six months ended June 30, 2007 versus $5.3 million provided by operating activities during the six months ended June 30, 2006. The largest component of cash used in operating activities was an increase in accounts receivable of $6.2 million, partially offset by a decrease in contract costs in excess of billings of $2.9 million.

Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2007 compared to net cash used in investing activities of $3.8 million in the six months ended June 30, 2006. In the six months ended June 30, 2007, the marketable securities redeemed resulted in an increase of cash of $3.7 million. In the six months ended June 30, 2006 the net purchase of marketable securities was $2.6 million.

Net cash used in financing activities amounted to $0.3 million for the six months ended June 30, 2007 compared with net cash used in financing activities of $0.9 million in the six months ended June 30, 2006.

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

On November 21, 2006, the Company and William Blair Mezzanine Capital Fund II, L.P. ("Blair") entered into a Release and Settlement Agreement with Friedman, Billings, Ramsey Group, Inc. ("FBR"), by which FBR agreed to pay $4.5 million to the Company and Blair, the Company and Blair agreed to release FBR, and FBR agreed to release the Company and Blair, from any and all causes of action arising out of or relating to, among other things, an offering of the Company common stock in 2001 for which FBR acted as lead underwriter and financial advisor. Blair is a former shareholder of the Company who also sold shares in the 2001 offering. After legal and other expenses and payment of Blair's share of the settlement, the net amount recorded by the Company was approximately $2.7 million, which is recorded in additional paid-in capital.

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

The Company may terminate the Agreement at any time upon ninety (90) days' prior written notice of payment in full. In the event this occurs and refinancing does not occur with the current bank an early termination fee will be assessed on the $20 million maximum revolving advances amount. This fee will be two percent (2.00%) if terminated within the first year, one percent (1.00%) if terminated within the second year and one-half of one percent (.5%) if terminated within the third year. At June 30, 2007 we are in year two of the Agreement.

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

The Company's total outstanding borrowings at June 30, 2007 amounted to approximately $43.1 million, less broker's discounts in the amount of $0.7 million. The 2011 Notes accounted for $39.6 million, net of broker's discounts, of these borrowings. The remaining amount of $2.8 million resulted from borrowings at variable rates and consisted of two industrial revenue bonds outstanding in the amounts of $1.1 million and $1.7 million. The average interest rate charged to the Company at June 30, 2007 for its industrial revenue bonds was 3.88%. The variable interest rate for these borrowings fluctuated between 3.58% and 4.16% during the six months ended June 30, 2007 based on weekly market conditions. These bonds are fully collateralized by bank letters of credit issued under the Credit Agreement. The Company's bank considers letters of credit as outstanding borrowings when considering the amount of availability the Company has remaining under its line of credit.

At June 30, 2007 the Company had $17.1 million of unused availability under the Second Restated Credit Agreement, subject to the availability of collateral under its line of credit.

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

The Company recorded significant losses in fiscal 2004, 2005, 2006 and the first six months of 2007. We recognize that sustaining profitability is a critical objective which the Company must attain. The Company continued to have a significant amount of cash and marketable securities on its balance sheet at June 30, 2007, however, the Company must achieve sustained profitability prior to depleting its current cash and marketable securities.

Off-Balance Sheet Arrangements

Other than the Company's letters of credit, which amounted to $2.9 million at June 30, 2007, the Company has no other material off balance sheet liabilities.

Additional Considerations

Bid Bonds and Payment and Performance Bonds
In the conduct of our business we are often required by our customers to obtain bid bonds and payment and/or performance bonds. The majority of these bonds have been needed in the ISS and PS&J segments. Recently, approximately 55% of ISS' revenue has come from jobs where payment and performance bonds are required and for PS&J, 25% of its revenue has required payment and performance bonds. The Company's recent losses have made it more challenging for the Company to obtain the bonding needed to secure certain of its projects. As of June 30, 2007, the Company was required to provide collateral to its primary bonding company which it did by placing cash, invested in a money market mutual fund, as collateral in the amount of $7.5 million. If we are unable to obtain additional bonds when needed, for any reason, or if the terms, particularly collateral requirements, of the bonds are not within our financial means, it would significantly diminish our ability to secure new contracts, and consequently our financial performance and results of operations may be materially adversely affected.

Cost Containment
Due to current economic conditions, the Company's losses in 2004, 2005, 2006 and the first six months of 2007, and in light of a very strong competitive environment, the Company recognizes that its ability to increase the prices it charges its clients is limited. In addition, in light of significant selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our strategy to determine if a revised strategy would result in lower selling, general and administrative costs. As a result, in order to enhance our profitability, the Company will continue to seek ways to reduce its costs.

Total Backlog
CompuDyne's backlog amounted to $134.1 million at June 30, 2007. This was an increase of 14.7% from the Company's December 31, 2006 backlog of $117.3 million. The break down of the Company's backlog by segment is as follows, in thousands:

                                                 June 30,   December 31,
                                                   2007         2006
                                                ----------  ------------
Institutional Security Systems                  $  74,330    $  64,687
Attack Protection                                   8,761        5,686
Integrated Electronic Systems                       5,260        7,902
Public Safety and Justice                          45,786       39,067
                                                ----------  ------------
       Total                                    $ 134,137    $ 117,342
                                                ==========  ============

The level of backlog, although improving, is generally lower than historical levels which could lead to a potential decline in future quarterly revenues.

Included in the backlog of the ISS, AP and PS&J segments at June 30, 2007 is $31.4 million, $1.7 million and $15.7 million, respectively, representing awards received by the segment for which the clients have not yet entered into signed contracts. "Awards", while evidenced by written confirmation from the customer, generally remain subject to negotiation of a definitive contract with detailed conditions and agreements. While it is unusual not to reach agreement, it remains a possibility until the definitive agreement has been signed by all parties.

Corporate Reorganization
As part of the Company's efforts to better manage its costs, during the first quarter of 2005 the Company implemented a corporate reorganization whereby it converted several corporate entities into LLCs (Limited Liability Corporations). This activity was designed to improve the Company's tax reporting structure and should help better manage the Company's state income tax obligations. In conjunction with this reorganization, our Integrated Electronics Systems group, formerly known as Quanta Systems Corporation, was re-formed as Quanta Systems, LLC. In addition, CorrLogic, Inc. was converted to CorrLogic, LLC and Fiber SenSys, Inc. was converted to Fiber SenSys, LLC. On June 30, 2007 CorrLogic, LLC was merged into Tiburon, Inc. The impact of this reorganization is not expected to have a material effect on operations. In addition, in light of escalating selling, general and administrative costs associated with the current heightened regulatory environment, we are evaluating our structure to determine if another organizational structure would result in lower selling, general and administrative costs.

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

Goodwill and Intangible Assets.
The Company reviews the carrying value of goodwill and intangible assets annually during the fourth quarter of the year or when events or changes in circumstances indicate that the carrying value may not be recoverable, utilizing a discounted cash flow model. Changes in estimates of future cash flows caused by items such as unforeseen events or changes in market conditions could negatively affect the Company's reporting units' fair value and result in an impairment charge. The carrying value of goodwill and intangible assets not subject to amortization totaled approximately $13.3 million and $4.0 million, respectively, and intangible assets subject to amortization totaled approximately $3.2 million, net, at June 30, 2007. The Company cannot predict the occurrence of events that might adversely affect these values.

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

Market Risk
On January 22, 2004, the Company completed an offering of $40.25 million principal amount of the 2011 Notes. The 2011 Notes bear interest at the rate of 6.25% per annum, payable semi-annually, and are convertible into shares of common stock at a conversion price of $13.89 per share. The Company used a portion of the proceeds of this note offering to pay down outstanding borrowings under its variable rate bank notes. Subsequent to the pay-down of its bank notes the only variable rate borrowing remaining outstanding at June 30, 2007 is approximately $2.9 million of industrial revenue bonds. Since this borrowing bears interest at variable rates, in the event interest rates increase dramatically the increase in interest expense to the Company could be material to the results of operations of the Company.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement would require a company to (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The adoption of this new accounting pronouncement did not have an impact on our financial position or results of operations. The Company does not have any such plans.

In September 2006, the FASB issued SFAS No 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The adoption of this new accounting pronouncement has not had an impact on our financial position or results of operations.

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

The  Company  adopted  the  provisions  of  FIN  48  on  January  1,  2007.  The implementation of FIN 48 did not have a material impact on CompuDyne Corporation's financial statements. The Company files tax returns in the U.S. federal jurisdiction, and in various state and foreign jurisdictions.

At the adoption date on January 1, 2007 and as of June 30, 2007 the company did not have any unrecognized tax benefits and recorded no cumulative effect adjustments related to the adoption of Fin 48. The Company does not anticipate any material increase to its unrecognized tax benefits within the next twelve months.

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

The Company recognizes interest and penalties as a component of tax expense. During the years ended December 31, 2006, and 2005 and the six months ended June 30, 2007, the Company did not recognize any interest or penalties in its results of operations related to unrecognized tax benefits.

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

The following information summarizes our sensitivity to market risks associated with fluctuations in interest rates as of June 30, 2007. To the extent that the Company's financial instruments expose the Company to interest rate risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity of the Company's notes payable with variable rates of interest in effect at June 30, 2007.

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

                    Financial Instruments by Expected Maturity Date

Notes Payable          Variable       Average         Fixed
 Year Ending            Rate ($)      Variable       Rate ($)     Average Fixed
 December 31        (in thousands) Interest Rate  (in thousands)  Interest Rate
-----------------   -------------- -------------  --------------  -------------
2007 (remaining)    $         140          3.88%  $           -               -
2008                          440          3.88%              -               -
2009                          440          3.88%              -               -
2010                          440          3.88%              -               -
2011                          440          3.88%         40,250           6.25%
Thereafter                    925          3.88%              -               -
                    --------------                --------------
Total               $       2,825          3.88%  $      40,250           6.25%
Fair Value          $       2,825                 $      39,646           6.78%

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

The aggregate worldwide market value of CompuDyne Corporation's equity held by non-affiliates as of June 30, 2005, the last business day of CompuDyne's 2005 second fiscal quarter, was less than $50 million. As a result, as of December 31, 2005, CompuDyne exited accelerated filer status. CompuDyne's aggregate worldwide market value as June 30, 2007, the last business day of CompuDyne's 2005 second fiscal quarter, was also less than $50 million; as such CompuDyne continues to be classified as a non-accelerated filer for the year ended December 31, 2007.

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

PART II - OTHER INFORMATION

Item 1A:  Risk Factors.

See those factors set forth in the Cautionary Note Regarding Forward-Looking Statements in Part I, Item 2 of this Quarterly Report on Form 10-Q and other risk factors as described in Part I, Item 1 of the Company's 2006 Annual Report, which are incorporated herein by reference. There have not been any material changes to the risk factors previously disclosed in the Company's 2006 Annual Report other than as set forth below. The risks described in the Company's 2006 Annual Report and below are the ones the Company currently considers to be material but are not the only risks facing our business. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial also could materially and adversely affect our business, prospects, financial condition, and operating results.

The proposed tender offer by and merger with affiliates of The Gores Group, LLC ("Gores") (see Note 12 of Notes to Consolidated Financial Statements) is subject to certain closing conditions that could result in the tender offer and merger not being completed, which may in turn result in a decline in the price of the Company's common stock.

The proposed tender offer by and merger with entities primarily sponsored by affiliates of Gores is subject to customary conditions, including that at least 53% of the outstanding shares of the Company's common stock on a fully diluted basis shall have been validly tendered and not withdrawn. Many of the conditions to closing the tender offer and the merger are outside of the Company's control. If any condition to the closing of the tender offer and the merger is not satisfied or, if permissible, waived, the tender offer and the merger will not be completed.

If the tender offer or the merger is not completed, the price of the Company's common stock may decline to the extent that the current market price reflects a market assumption that the tender offer and the merger will be completed with stockholders receiving $7.00 for each share of common stock held. The Company will also be obligated to pay certain professional fees and related expenses in connection with the tender offer and the merger, whether or not the tender offer and the merger are completed. In addition, the Company has expended, and will continue to expend, significant management and other resources in an effort to complete the tender offer and the merger. If the tender offer and the merger are not completed, the Company will have incurred significant costs, including the diversion of management resources, for little or no benefit. Further, upon termination of the merger agreement under certain specified circumstances, the Company will be required to pay a termination fee of $3.5 million to certain other parties to the merger agreement.

Whether or not the tender offer by and the merger with entities primarily sponsored by Gores is completed, the announcement and pendency of the tender offer and the merger could cause disruptions in operations, which could have an adverse effect on the Company's business and financial results.

Whether or not the tender offer by and the merger with entities primarily sponsored by Gores is completed, there are various uncertainties and risks associated with the announcement and pendency of the tender offer and the merger, including the following:

     o The Company management's attention may be diverted to efforts to complete the tender offer and the merger and away from the execution of existing business plans, which could disrupt operations and have a material adverse effect on the Company's operating results;

     o Perceived uncertainties as to the Company's future direction may result in the loss of employees, customers, suppliers and other business partners.

The market value of the Company's common stock will be impacted by the tender offer and merger.

Stock price changes may result from the market's assessment of the likelihood that the merger will be completed and the timing of the completion of the merger. The Company is not permitted to "walk away" from the merger, terminate the merger agreement or resolicit the vote of its stockholders solely because of changes in the market price of CompuDyne common stock.

Item 4:  Submission of Matters to a Vote of Security Holders.

Proposal #1 - Election of Directors.

At the Annual Meeting of Shareholders on May 23, 2007, the shareholders elected Geoffrey F. Feidelberg Director for a period of three years to expire at the 2010 Annual Meeting. The votes were cast as follows:

         For - 5,387,738                           Withheld - 1,169,595
               ---------                                      ---------

At the Annual Meeting of Shareholders on May 23, 2007, the shareholders elected John H. Gutfreund Director for a period of three years to expire at the 2010 Annual Meeting. The votes were cast as follows:

         For - 5,647,761                           Withheld -   909,572
               ---------                                      ---------

At the Annual Meeting of Shareholders on May 23, 2007, the shareholders elected Martin Roenigk Director for a period of three years to expire at the 2010 Annual Meeting. The votes were cast as follows:

         For - 5,628,338                           Withheld -  928,995
               ---------                                      ---------

         Item 6:  Exhibits.

Exhibits

2.1 Agreement and Plan of Merger, dated August 6, 2007, by and among CompuDyne Corporation, Gores Patriot Holdings, Inc. and Patriot Acquisition Corp, incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 8, 2007.

10.1 Employment Agreement dated April 10, 2007 between CompuDyne Corporation and Geoffrey F. Feidelberg, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2007.

10.2 Fourth Amendment to the Second Amended and Restated Revolving Credit and Security Agreement dated May 11, 2007 by and among CompuDyne Corporation, its subsidiaries and PNC Bank National Association, incorporated herein by reference to Exhibit 10(C) to the Quarterly Report on Form 10-Q filed on May 15, 2007.

10.3 Amendment No. 1 to CompuDyne Corporation Retention Plan for Selected Employees, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2007.

10.4 Amendment No. 2007-1 to CompuDyne Corporation 2005 Stock Incentive Plan for Employees, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 7, 2007.

10.5 Amendment No. 2007-1 to CompuDyne Corporation 2005 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to
          Exhibit 10.2 to the Current Report on Form 8-K filed on August 7,
          2007.

10.6 Amendment No. 2007-1 to Amended and Restated CompuDyne Corporation 1996 Stock Incentive Compensation Plan for Employees, incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 7, 2007.

10.7 Amendment No. 2007-1 to CompuDyne Corporation 1996 Stock Option Plan for Non-Employee Directors, incorporated herein by reference to
          Exhibit 10.4 to the Current Report on Form 8-K filed on August 7,
          2007.

10.8# Bonus awards to Martin A. Roenigk and Geoffrey F. Feidelberg and Compensation Committees conclusion concerning the Company's Option Plans, incorporated by reference to the Current Report on Form 8-K filed on August 10, 2007.

31.1* Certification by Mr. Martin Roenigk, Chief Executive Officer, pursuant to Rule 13a-14(a), filed herewith.

31.2* Certification by Mr. Geoffrey F. Feidelberg, Chief Financial Officer, pursuant to Rule 13a-14(a), filed herewith.

32.1* Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of, 2002, 18 U.S.C. Section 1350, for Mr. Martin Roenigk, Chief Executive Officer, filed herewith.

32.2* Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, for Mr. Geoffrey F. Feidelberg, Chief Financial Officer, filed herewith.

*         Filed herewith

#         Compensation plans and arrangements for executives.

SIGNATURE
---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      COMPUDYNE CORPORATION


Date: August 13, 2007                                 /s/ Martin Roenigk
                                                      ------------------
                                                      Martin Roenigk
                                                      Chief Executive Officer


                                                      /s/ Geoffrey F. Feidelberg
                                                      --------------------------
                                                      Geoffrey F. Feidelberg
                                                      Chief Financial Officer